Form 10QSB
period 1995-09-30
NUMEX CORP
filed 1995-11-20
CIK 318716

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                          Commission File Number 0-9459

                                NUMEX CORPORATION
             (Exact name of Registrant as specified in its charter)


                               Delaware 06-1034587
    (State or Other Jurisdiction of (I.R.S. Employer Identification Number)
                         Incorporation or Organization)

                          14115 S. Pontlavoy Ave. 90670
               (Address of Principal Executive Offices) (Zip Code)


                                 (310) 404-7176
                (Issuer's Telephone Number, Including Area Code)


Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15 (d) of the Securities Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

Registrant had 6,145,600 shares of its common stock, $.10 par value, outstanding at September 30, 1995.

Traditional Small Business Disclosure Format (check one):

Yes X No

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                                NUMEX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1995
                                   (Unaudited)


                                     Assets

Current Assets:
      Cash and equivalents                                              $37,231
      Restricted cash                                                       825
      Accounts receivable                                                 1,049
      Inventory                                                          64,234
      Prepaid expenses                                                    1,193
                                                                    ------------
                Total current assets                                    104,532

Fixed assets, net                                                         6,978
Intangible assets, net                                                  409,022
Deposits                                                                 18,664
                                                                    ------------
               Total assets                                          $  539,196
                                                                    ============
                       Liabilities & Stockholders' Equity

Current liabilities:
      Notes payable                                                    $372,284
      Notes payable to related parties, current portion                 286,834
      Accounts payable                                                  609,240
      Accrued expenses                                                  508,671
                                                                    ------------
               Total current liabilities                              1,777,029

Long -term liabilities:
      Notes payable to related parties, long- term                    1,165,000
                                                                    ------------
               Total liabilities                                      2,942,029

Stockholders' equity:
      Preferred stock, $100 par value, 100,000 shares
           authorized, none issued                                                                     -
      Common stock, $.10 par value, 20,000,000 shares
           authorized, 6,270,600 issued and
           6,145,600 shares outstanding                                 627,060
      Treasury stock, at cost, 125,000 shares                          (143,324)
      Unearned portion of restricted stock issued                      (562,500)
      Additional paid in capital                                      7,882,903
      Accumulated deficit                                           (10,206,972)
                                                                    ------------
               Total stockholders' equity                            (2,402,833)

               Total liabilities & stockholders' equity               $ 539,196
                                                                    ============

See Notes to Consolidated Financial Statements.

                                NUMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months and Six Months Ended September 30, 1995 and 1994
                                   (Unaudited)

                             Three Months Ended           Six Months Ended
                                September 30,               September 30,


                               1995       1994           1995       1994
                           ----------- ----------     ----------- ----------
Net sales                    $313,683   $112,507        $932,350    $299,036

Cost of sales                 166,486     93,082         512,925     183,082
                           ----------- ----------     ----------- -----------
     Gross profit             147,197     19,425         419,425     115,954

Selling, general and
 administrative expenses      229,887    392,265         634,422     640,264
                           ----------- ----------     ----------- -----------
     Loss from operations    ( 82,690)  (372,840)       (214,997)   (524,310)
                           ----------- ----------     ----------- -----------

Other Income(Expense)
 Interest expense, net       ( 14,947)  ( 35,282)       ( 58,817)   ( 62,921)
 Loss on assignment of assets
  for benefit of creditors
  - subsidiary               (403,009)         0        (403,009)          0
 Loss-write-off of goodwill  (533,475)         0        (533,475)          0
                           ----------- ----------     ----------- -----------
     Total Other expense     (951,431)  ( 35,282)       (995,301)   ( 62,921)
                           ----------- ----------     ----------- -----------

Loss before income taxes   (1,034,121)  (408,122)     (1,210,298)   (587,231)

Provision for income taxes       (800)         0            (800)       (800)
                           ----------- ----------     ----------- -----------

     Net  loss            ($1,034,921) ($408,122)    ($1,211,098)  ($588,031)
                           =========== ==========     =========== ===========

Per share data:
     Net loss                  ($0.17)    ($0.07)         ($0.20)     ($0.10)
                           =========== ==========     =========== ===========

Weighted average common
     shares outstanding      6,145,600 6,145,600       6,145,600   5,662,540
                           =========== ==========     =========== ===========

See Notes to Consolidated Financial Statements.

                                Numex Corporation
                      Consolidated Statements of Cash Flows
              For the Six Months Ended, September 30, 1995 and 1994
                                   (Unaudited)

                                                     Six Months ended Sept 30
                                                     1995                 1994
                                                 ----------           ----------
Cash flows from operating activities:
Net loss                                       ($1,211,098)           ($588,031)
Adjustments required to reconcile net loss to
     net cash used in operating activities:
Loss on assignment of assets to creditors          402,789                    0
Loss on write-off of goodwill                      533,575                    0
Depreciation and amortization                       61,123               70,073
Conversion of accounts payable to note payable           0              175,000
Changes in operating assets and liabilities:
     Accounts receivable                          (    954)               1,919
     Inventory                                      68,114              (67,510)
     Prepaid expenses                             (  8,058)               5,496
     Restricted cash                                 5,910                    0
     Deposits                                        1,249              (29,207)
     Accounts payable                             ( 37,214)             106,295
     Accrued expenses                             ( 18,490)               3,400
                                                 ----------           ----------


          Net cash used in operating activities (  203,054)            (322,565)
                                                 ----------           ----------

Cash flows from investing activities:
     Purchase of fixed assets                            0             (199,854)
     Purchase of intangible assets                       0             ( 10,392)
     Business combination, net                           0             (  2,990)
                                                 ----------           ----------

          Net cash used in investing activities          0             (213,236)
                                                 ----------           ----------

Cash flows from financing activities:
     Proceeds from note payable                       -                       0
     Proceeds from n/p to related parties          230,000              123,000
     Repayment of notes payable                  (  70,730)           (  18,000)
     Repayment of n/p to related parties         (  32,500)           (  21,000)
     Proceeds from issuance of common stock              0              500,000
                                                 ----------           ----------

          Net cash provided by financing           126,770              584,000
                                                 ----------           ----------

          Net(decrease)increase in cash
           & cash equivalents                    (  76,284)              48,199

          Cash and cash equivalents,
           beginning of period                     113,515                6,708
                                                 ----------           ----------

          Cash and cash equivalents,
           end of period                           $37,231              $54,907
                                                 ==========           ==========

See Notes to Consolidated Financial Statements.

                                NUMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               September 30, 1995
                                   (Unaudited)



Supplemental cash flow information for the six months ended September 30, was as follows:

                                                      1995               1994
                                                  -----------        -----------
      Interest paid                                  $80,251            $46,887

      Income taxes paid

                                NUMEX CORPORATION
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                               September 30, 1995
                                   (UNAUDITED)

NOTE 1. GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation of the consolidated financial statements have been included.

For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's Form 10-KSB for fiscal year ended March 31, 1995. Operating results for the six months ended September 30, 1995 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ended March 31, 1996.

NOTE 2. VIASTAR

Effective July 31, 1995, an assignment was made for the benefit of creditors of the assets of ViaStar Marketing, Inc., resulting in a loss of $403,009. These assets are expected to yield approximately $15,000 to the creditors. The goodwill from the 1994 acquisition of ViaStar of $533,475 has been written off resulting in a combined loss of $936,484. 500,000 shares of the common stock of Numex remain in escrow pursuant to the terms of the original agreement pursuant to which Numex acquired the stock of ViaStar. Numex has requested the escrow agent which holds the shares to release the shares to Numex since the shares were originally designated for certain officers and consultants of ViaStar only if ViaStar achieved certain performance goals. Since the performance goals will not be achieved due to ViaStar's assignment for the benefit of creditors, the Company believes the escrow agent will release the shares to Numex in the near future.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Net sales for the three months ended September 30, 1995 were $313,683, as compared to $112,507 for comparable period in 1994. The increase is due to sales of its wholly owned subsidiary, ViaStar Marketing, Inc., which increase amounted to $68,298, of which subsidiary was acquired in June 1994. Product sales (Therapy Plus) were up $132,878 due to sales to wholesale distributors. As set forth before in Current Plans of Registrant, subject to FDA acceptance of the company's clinical study which the company believes substantiates its claims that the Product relieves paind due to arthritis, the Company plans to resume retail marketing of the product.

Selling, general and administrative expenses during the three months ended September 30, 1995 were $229,887, as compared to $392,265 during 1994. The $162,378 decrease in selling, general and administrative expenses is due primarily to the decrease of expenses of ViaStar which had its last month of operations in July 1995. The selling, general and administrative expenses of ViaStar were $109,244 for the three months ended September 30, 1995 as compared with $244,144 for the three months ended September 30, 1994. The selling, general and administrative expenses of the Company without taking the expenses of ViaStar into account also decreased in the amount of $27,477 as a result of cost cutting measures originally implemented by the Company in 1992.

Other Income (Expense) - expense
During the three months ended September 30, 1995, other expense was $14,947 as compared to $35,282 for the three months ended September 30, 1994. The decrease of $20,335 is due to a sales tax audit adjustment (accrued) of $12,907 and 1994 audit fee reduction of $17,000, otherwise, interest expense was up $9,632 for the September 30, 1995 period.

The following adjustments related to ViaStar in other expense were the loss on assignment of assets for the benefit of creditors of $403,009 and the write-off of goodwill in the amount of $533,475 a total of $936,484 which had no corresponding figures for the same three months ended September 30, 1994.


See Note 2 to Financial Statements.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

Cash used in operations during the current six month period was $203,054, which was offset by a net increase in debt incurred of $126,770, resulting in a decrease of $76,284 in Registrant's cash position.

In the past, Registrant's Chairman of The Board and principal stockholder has provided Registrant, either directly or indirectly through guarantees, with the necessary working capital needed to continue operating. However, Registrant has received no assurances, nor is there any agreement in place that the Chairman will continue to provide such funding.

Current Plans of Registrant
---------------------------

Numex
-----

Registrant plans to continue its wholesale sales of Therapy Plus without any changes in labeling, and to continue to work with the FDA for acceptance of the clinical study as substantiation for adding claims of efficacy in relief of arthritis pain to its labeling.

If authorization to sell the Product with the claims of efficacy in relieving pain due to arthritis is obtained, Registrant plans to resume the direct response marketing of the Product, in addition to marketing the Product through other complementary distribution channels.

Registrant continues to review new products and ventures which have the best potential to be marketed through Registrant's direct response system, as well as through other established marketing channels. Funding necessary to acquire any new products or the rights to these products would either be obtained through the issuance of Registrant's stock, by issuing Registrant's stock as consideration for the acquisition, or by any other means that is agreeable to Registrant and the parties involved in the transaction.

Registrant continues to conduct negotiations with a number of companies with the intent of acquiring either them or their products. Registrant's intention is to raise the requisite funding either through the issuance of registrant's stock as consideration for the acquisition, or by any other means that is agreeable to both parties.

                          PART II. - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

                  None.

Item 2.  CHANGES IN SECURITIES

                  None.

Item 3.  DEFAULT IN SENIOR SECURITIES

                  None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                  None.

Item 5.  OTHER INFORMATION

                  None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.

                           None.

                  (b)      Reports on Form 8-K.

                           Form 8-K dated August 2, 1995.  *


                  *        previously filed


















                                    SIGNATURE


Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                               NUMEX CORPORATION

                               By /s/ William R. Fryrear Chief Financial Officer

Dated: November 16, 1995