Form 10QSB
period 1995-12-31
NUMEX CORP
filed 1996-02-14
CIK 318716

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended, December 31, 1995

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                          Commission File Number 0-9459

                               NUMEX CORPORATION
             (Exact name of Registrant as specified in its charter)

           Delaware                                        6-1034587
(Stateor Other  Jurisdiction  of       .R.S.  Employer Identification  Number)
Incorporation or Organization)

14115 S. Pontlavoy Ave. Santa Fe Springs,  CA                            90670
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

Yes X No

     Registrant had 6,145,600 shares of its common stock, $.10 par value, outstanding at December 31, 1995.

Traditional Small Business Disclosure Format (check one):

Yes X No

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                                NUMEX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               December 31, 1995
                                   (Unaudited)


                                     Assets

Current Assets:
      Cash and equivalents                                              $22,136
      Restricted cash                                                       854
      Accounts receivable                                                 1,981
      Inventory                                                          63,222
      Prepaid expenses                                                    1,300
                                                                    ------------
                Total current assets                                     89,494

Fixed assets, net                                                         6,243
Intangible assets, net                                                  400,710
Deposits                                                                 18,664
                                                                    ------------
               Total assets                                          $  515,111
                                                                    ============

                       Liabilities & Stockholders' Equity

Current liabilities:
      Notes payable                                                    $562,784
      Notes payable to related parties, current portion               1,353,834
      Accounts payable                                                  435,357
      Accrued expenses                                                  519,131
      Customer deposits                                                  72,219
                                                                    ------------
               Total current liabilities                              2,943,324

Long -term liabilities:
      Notes payable to related parties, long- term                            0
                                                                    ------------
               Total liabilities                                      2,943,324

Stockholders' equity:
      Preferred stock, $100 par value, 100,000 shares
           authorized, none issued
      Common stock, $.10 par value, 20,000,000 shares
           authorized, 6,270,600 issued and
           6,145,600 shares outstanding                                 627,060
      Treasury stock, at cost, 125,000 shares                          (143,324)
      Unearned portion of restricted stock issued                      (562,500)
      Additional paid in capital                                      7,882,903
      Accumulated deficit                                           (10,232,352)
                                                                    ------------
               Total stockholders' equity                            (2,428,213)

               Total liabilities & stockholders' equity               $ 515,111
                                                                    ============

See Notes to Consolidated Financial Statements.

                                NUMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended December 31, 1995 and 1994
                                   (Unaudited)

                             Three Months Ended           Nine Months Ended
                                December 31,               December 31,

                               1995       1994           1995       1994
                           ----------- ----------     ----------- ----------
Net sales                    $  4,149 $1,242,246        $936,499  $1,541,282

Cost of sales                   1,071    903,413         513,996   1,086,494
                           ----------- ----------     ----------- -----------
     Gross profit               3,078    338,833         422,503     454,788

Selling, general and
 administrative expenses      105,020    510,252         739,442   1,150,517
                           ----------- ----------     ----------- -----------
     Loss from operations    (101,942)  (171,419)       (316,939)   (695,729)
                           ----------- ----------     ----------- -----------

Other Income(Expense)
 Interest expense, net       ( 46,029)  ( 38,403)       (136,039)   (102,324)
 Other Income                 122,590          0         153,783       1,000
 Loss on assignment of assets
  for benefit of creditors
  - subsidiary                      0          0        (403,009)          0
 Loss-write-off of goodwill         0          0        (533,475)          0
                           ----------- ----------     ----------- -----------
     Total Other expense       76,561   ( 38,403)       (918,740)   (101,324)
                           ----------- ----------     ----------- -----------

Loss before income taxes     ( 25,381)  (209,822)     (1,235,679)   (797,053)

Provision for income taxes          0          0            (800)       (800)
                           ----------- ----------     ----------- -----------

     Net  loss               ($25,381) ($209,822)    ($1,236,479)  ($797,853)
                           =========== ==========     =========== ===========

Per share data:
     Net loss                 ($0.004)    ($0.03)         ($0.20)     ($0.14)
                           =========== ==========     =========== ===========

Weighted average common
     shares outstanding      6,145,600 6,145,600       6,145,600   5,824,145
                           =========== ==========     =========== ===========

See Notes to Consolidated Financial Statements.

                                Numex Corporation
                      Consolidated Statements of Cash Flows
             For the Nine Months Ended, December 31, 1995 and 1994
                                   (Unaudited)

                                                     Nine Months ended Dec 31
                                                     1995                 1994
                                                 ----------           ----------

Cash flows from operating activities:
Net loss                                       ($1,236,478)           ($797,853)
Adjustments required to reconcile net loss to
     net cash used in operating activities:
Loss on assignment of assets to creditors          402,790                    0
Loss on write-off of goodwill - Subsidiary         533,474                    0
Depreciation and amortization                       71,183              116,970
Conversion of accounts payable to note payable           0              175,000
Changes in operating assets and liabilities:
     Accounts receivable                            (1,886)            (263,614)
     Inventory                                      69,126              (44,363)
     Prepaid expenses                               (8,165)             (94,555)
     Restricted cash                                 5,881                    0
     Deposits                                        1,249              (74,252)
     Accounts payable                             (211,097)             416,874
     Accrued expenses                               29,948               45,000
     Customer deposits                              34,240                1,226
                                                 ----------           ----------


          Net cash used in operating activities (  309,735)            (519,567)
                                                 ----------           ----------

Cash flows from investing activities:
     Purchase of fixed assets                         (914)            (200,261)
     Purchase of intangible assets                       0             ( 10,392)
     Business combination, net                           0             (  2,990)
                                                 ----------           ----------

          Net cash used in investing activities       (914)            (213,643)
                                                 ----------           ----------

Cash flows from financing activities:
     Proceeds from note payable                       -                       0
     Proceeds from n/p to related parties          332,000              310,000
     Repayment of notes payable                  (  80,230)           (  41,500)
     Repayment of n/p to related parties         (  32,500)           (  33,000)
     Proceeds from issuance of common stock              0              500,000
                                                 ----------           ----------

          Net cash provided by financing           219,270              735,500
                                                 ----------           ----------

          Net(decrease)increase in cash
           & cash equivalents                    (  91,379)               2,290

          Cash and cash equivalents,
           beginning of period                     113,515                6,708
                                                 ----------           ----------

          Cash and cash equivalents,
           end of period                           $22,136               $8,998
                                                 ==========           ==========

See Notes to Consolidated Financial Statements.

                                NUMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               December 31, 1995
                                   (Unaudited)



Supplemental cash flow information for the nine months ended
December 31, was as follows:

                                                      1995               1994
                                                  -----------        -----------

      Interest paid                                  $94,221            $85,565

      Income taxes paid                                  800               -

                               NUMEX CORPORATION
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                               December 31, 1995
                                  (UNAUDITED)
NOTE  1.  GENERAL
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation of the consolidated financial statements have been included.

     For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's Form 10-KSB for fiscal year ended March 31, 1995. Operating results for the nine months ended December 31, 1995 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ended March 31, 1996.

NOTE 2.      VIASTAR

     Effective July 31, 1995 an assignment was made for the benefit of creditors of the assets of ViaStar Marketing, Inc. a wholly owned subsidiary of Company, resulting in a loss of $403,009. These assets are expected to yield approximately $15,000 to the creditors. The goodwill from the 1994 acquisition of ViaStar of $533,475 has been written off resulting in a combined loss of $936,484.

NOTE 3.

     In June 1994 the Company issued 1,000,000 shares of the Company's stock to the shareholder of ViaStar Marketing Inc. in exchange for all the issued and outstanding shares of ViaStar. Of these 1,000,000 shares, 500,000 were placed in escrow pending ViaStar's achievement of certain minimum profit goals through March 31, 1997. Insofar as ViaStar is no longer in business and its assets have been assigned for the benefit of creditors, the achievement of the minimum required goals will not be met. Accordingly, as provided in the escrow agreement, the 500,000 shares in escrow shall be returned to the Company automatically at March 31, 1997, if not earlier.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of  Operations

     Net sales for the three months ended December 31, 1995 were $4,149, as compared to $1,242,246 for the comparable period in 1994. The decrease of $1,159,311 is due to the discontinuance (assignment) of operations of ViaStar Marketing, Inc., of which subsidiary was acquired in June 1994, as well as, a decrease in product sales (Therapy Plus) of $78,786.

     Net sales for the nine months ended December 31, 1995 were $936,499 compared to $1,541,282 for the same period ended December 31, 1994. The decrease of $604,783 is primarily due to ViaStar Marketing, Inc., which only had operations for four months of 1995 (Apr. 1, - July 31, 1995) these four months amounted to $601,244 of the total decrease.

     Selling, general and administrative expenses during the three months ended December 31, 1995 were $105,020, as compared to $510,252 during 1994. The $405,232 decrease in selling, general and administrative expenses is due to the discontinued operations of ViaStar which had its last month of operations in July 1995. The selling, general and administrative expenses of ViaStar were $.00 for the three months ended December 31, 1995 as compared with $469,448 for the three months ended December 31, 1994. The selling, general and administrative expenses of the Company without taking the expenses of ViaStar into account increased in the amount of $64,216, however, the reversal of $60,000 of overhead allocated to ViaStar in the fiscal year ending March 31, 1996 was the major reason for the increase.

     Selling, general administrative expenses for the nine months ended December 31, 1995 were $739,442 compared to $1,150,517 for the same period ended December 31, 1994. The decrease for this period was $411,075. For the period ended December 31, 1995 ViaStar Marketing, Inc.'s portion for the nine months (actually four months) were $417,454 and the Company's (Therapy Plus) portion for the nine months ended December 31, 1995 was $321,988. For the comparable period ending December 31, 1994 ViaStar Marketing Inc.'s share was $747,421 which represents actually six months (started June 1994). The Company's portion was $403,097. The decrease in the Company's selling, general and administrative expenses was $81,109 and is the result of cost cutting measures originally implemented by the Company in 1992.

Item 2.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS,  continued

     Other Income (Expense) During the three months ended December 31, 1995 other income (expense) was $76,561 as compared to ($38,403) for the three months ended December 31, 1994. The increase - income of $114,964 is the write off of adjusted legal fees of $108,580 , insurance of $2,473 and royalty expense (non-European) adjustment of $11,537 all prior (period) years' periods adjustments, otherwise, interest expense was up ($7,626) for the December 31, 1995 period as compared to the same period for December 31, 1994.

     Other income amounted to $153,783 as compared to $1,000 for the nine months ended December 31, 1994. The increase of $152,783 is due to the write off of adjusted legal fees of $108,580, royalties adjusted for the nine months of $11,537 as a result of backing out royalties for non-European countries; $2,473 for insurance related to audit adjustments; $12,968 audit adjustments (annual audit) - over accrual; $17,000 adjustment in negotiated audit and tax services, and miscellaneous adjustment for consulting services of $225.

     During the nine months ended December 31, 1995 Other Expense (Interest) amounted to ($136,039) compared to ($102,324) for the nine months ended December 31, 1994. The increase of ($33,715) is due to increased borrowings.



Other Expense - Extraordinary Items

     The following adjustments related to ViaStar Marketing, Inc., were the loss on assignment of assets for the benefit of creditors of ($403,009) and the write off of goodwill in the amount of ($533,475), a total of ($936,484) which had no corresponding figures for the same nine months ended December 31, 1994.

See NOTE 2. to Financial Statements.

Financial Condition, Liquidity and Capital Resources

     Cash used in operations during the current nine month period was $310,649, which was offset by a net increase in debt incurred of $219,270 resulting in a decrease of $91,379 in Registrant's cash position.

     In the past, Registrant's Chairman of The Board and principal stockholder has provided Registrant, either directly or indirectly through guarantees, with the necessary working capital needed to continue operating. However, Registrant has received no assurances, nor is there any agreement in place that the Chairman will continue to provide such funding.

Item 2.        MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS, continued

     Current Plans of Registrant Numex On February 6, 1996 the FDA in response to a premarket notification (510-k) advised Registrant that it may market its Therapy Plus manual massage roller for temporary relief of minor muscular pain associated with arthritis. Registrant also previously sponsored a controlled clinical study to comply with an FTC order with respect to Therapy Plus's effectiveness in relief for pain associated with arthritis. Accordingly, Registrant is now exploring options for resuming marketing Therapy Plus in the United States through direct response television and other distribution channels.

     In addition, registrant will continue its wholesale sales of Therapy Plus for resale in markets outside of the United States.

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

     Registrant continues to conduct negotiations with a number of companies with the intent of acquiring either them or their products. Registrant's intention is to raise the requisite funding either through the issuance of Registrant's stock, by issuing Registrant's stock as consideration for the acquisition, or by any other means that is agreeable to both parties.

                          PART II. - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Meir Hayon v. Numex  Corporation,  et al

     An action titled Meir Hayon v. Numex Corporation, et al was filed in the United States District Court for the Central District of California, on November 29, 1995. This action alleges that defendants, Numex and an officer of Numex, made certain misrepresentations in connection with the offer and sale by Numex to plaintiff and his assignors of certain shares of common stock of Numex pursuant to a private offering by Numex in or about May 1994, and further alleges that such officer made certain guarantees to the purchasers of the common stock. The complaint contains claims for relief under Rule 10b-5, common law misrepresentation, breach of contract, rescission and restitution under California Corporations Code Section 25501 and money had and received, and seeks actual punitive damages, attorneys' fees and costs on behalf of plaintiff, Meir Hayon and two assignors, of claims to Mr. Hayon. The defendants have denied each and every allegation set forth in the complaint and intend to defend the action vigorously.

Item 2.  CHANGES  IN  SECURITIES

         None.

Item 3.  DEFAULT IN SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY-HOLDERS

         None.

Item 5. OTHER  INFORMATION

        None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

            Ex-27 (requirement only for SEC Edgar filing)

        (b) Reports on Form

            8-K. Form 8-K dated August 2, 1995. *

         *  previously filed

                                   SIGNATURE

     Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       NUMEX CORPORATION

                                                       By /s/ William R. Fryrear
                                                       Chief Financial Officer

Dated:  February  12,  1996