Form 10KSB
period 1996-03-31
NUMEX CORP
filed 1996-07-02
CIK 318716

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the FISCAL YEAR ended, March 31, 1996

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                          Commission File Number 0-9459

                               NUMEX CORPORATION
             (Exact name of Registrant as specified in its charter)

           Delaware                                        6-1034587
(State or Other  Jurisdiction  of      I.R.S.  Employer Identification  Number)
Incorporation or Organization)

14115 S. Pontlavoy Ave. Santa Fe Springs,  CA                            90670
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

Yes X No

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knoledge, in definitive proxy or information statements incorporated by refernece in Part III of this

Form 10-KSB or any amendment to this Form 10-KSB X

Revenues for the fiscal year ended March 31, 1996 were $1,022,878.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1996, amounted to approximately $2,564,161.

Registrant had 6,145,600 shares of its common stock, $.10 par value, outstanding at March 31, 1996.

Traditional Small Business Disclosure Format (check one): Yes X No

PART I.  ITEM  1.  DESCRIPTION  OF  BUSINESS

General   Development

     Numex Corporation, ("Registrant") was organized and incorporated in Delaware on August 1, 1980. Registrant, through a wholly owned subsidiary was engaged in the remanufacturing and servicing of metal cutting machine tools and the retrofitting of such tools with new electronic controls. Registrant's operations were substantially eliminated during fiscal year 1988, and from that time until January 1991, Registrant was not an operating company.

     In January 1991, Registrant acquired certain assets of Delux Distributions International, Inc. ("DDI"). Since that acquisition, Registrant has been operating as the manufacturer, through subcontractors, and the distributor of its primary product known as Therapy Plus, a hand-held massage device used for the relief of muscular pain.

     In June 1994, Registrant acquired ViaStar Marketing, Inc., a Florida corporation organized in December 1993 ("ViaStar Florida"), by means of a merger of ViaStar Florida into Airmotive Acquisitions, Inc., a Delaware corporation, and a wholly owned subsidiary of Registrant since April 1994. Upon the merger, Airmotive Acquisitions, Inc., which had previously not been an operating company, changed its name to ViaStar Marketing, Inc., a Delaware corporation ("ViaStar"). ViaStar is a wholly owned subsidiary of Registrant. ViaStar was in the business of outbound telemarketing of celebrity owned or endorsed products. ViaStar was not profitable, and an assignment for the benefit of creditors was made of its assets (subject to liabilities) on July 31, 1995.

Acquisition of Therapy Plus

     On January 2, 1991, Registrant acquired certain assets of DDI pursuant to an Asset Purchase Agreement dated December 3, 1990 (the "Agreement"). DDI also assigned to Registrant all of its rights under certain agreements which DDI entered into with third parties relating to the advertising, sale and distribution of a product known as Dermapoints, and Registrant assumed all of DDI's obligations under such agreements.

     The assets purchased included the inventory of two models of a hand-held, non-electric, mechanical, patterned cutaneous nerve stimulator sold under the trade name of Dermapoints Model 100 and Dermapoints Model 200 (collectively, the "Product"). Since acquiring the Product, Registrant has changed the Product name to "Therapy Plus." Registrant also acquired all of DDI's right, title and interest in all assets and property used by DDI in the manufacture, sale and distribution of the Product.

Therapy Plus

     The Product is a patented non-electric, cylinder-shaped pain relieving device comprised of a series of starwheels, mounted on a shaft, with hundreds of points which do not puncture the surface of the skin. The Product is rolled briskly over the painful areas of the body for three to eight minutes. The sale of the Product is permitted under a 510(k) registration with the Food and Drug Administration (the "FDA") which authorizes the following claims to be made in connection with the Product: Provides temporary relief of minor muscular pain associated with arthritis; "Temporarily relieves pain from overexertion and fatigue. Increases blood circulation. Relaxes tense muscles." The Product produces the therapeutic effect of a massage.

     Following the acquisition of the Product, and through August 1992, Registrant engaged in a major marketing campaign, selling the Product primarily through "infomercials" on television. An "infomercial" is a half-hour paid television program whose primary purpose is to sell one or more products. Television advertising time was purchased by Registrant through both its own employees and independent buyers of airtime. Registrant broadcast its infomercial entitled "Freedom From Pain" (the "Infomercial") daily on television stations throughout the United States. Viewers could either call the toll-free 800 phone number given in the Infomercial to order the Product or could purchase the Product by mail from Registrant. Orders generated by the Infomercial were filled by Registrant within one to five working days from its facility in Cerritos, California.

Subsequent to August 1992, Registrant discontinued the airing of the Infomercial as a result of an investigation by the Federal Trade Commission (the "FTC"). The FTC claimed among other things that Registrant's Infomercial contained certain advertising claims which Registrant had not substantiated with sufficient scientific evidence. In response during 1993 Registrant sponsored a well controlled clinical study at an independent hospital and in November 1993, the Company submitted a 510 (k) notification to the FDA advisory agency of the Company's intention to add the word arthritis to its labeling claims. In February 1996, the Company received an FDA notification that the Product could be marketed as a "Temporary relief of minor muscular pain associated with arthritis".

Manufacturing

     The Product has been manufactured for Registrant by unaffiliated companies in conformity with Registrant's instructions and specifications. These companies have no right, title or interest in or to the Product and serve only as Registrant's subcontractors to manufacture the Product. To Registrant's best knowledge, all of the materials used in making the Product are readily available. Registrant is not dependent on its current manufacturers with respect to tools, plans and specifications since they are owned by Registrant. If, for some reason, Registrant's current manufacturers were unable to continue making the Product, Registrant would take the tools, plans and specifications to other manufacturing subcontractors.

Product Distribution  and  Customer  Service

     All orders of the Product are shipped to customers from Registrant's facilities in Santa Fe Springs, California. Registrant's employees are available to respond to customer questions and complaints, and offers a thirty-day unconditional money back guarantee on retail sales in addition to a one-year guarantee against defects in the Product.

Trademarks, Licenses, and Patents and Royalty Agreements

     The name "Therapy Plus" is a trademark of Registrant. The Product was formerly marketed, briefly, under the name "Dermapoints." After Registrant's acquisition of the Product, it made a minimal number of sales of the Product under the name "Dermapoints", and thereafter changed the Product's name to "Therapy Plus."

     The inventor of the Product obtained a United States patent for the Product in February 1991. Registrant and the patent owner entered into a license agreement (the "License Agreement") as of January 1, 1992. The License Agreement grants to Registrant an exclusive license to market, manufacture and sell the Product in the United States and its possessions and territories for the remaining life of the patent, which is currently fourteen years. Thereafter, the design of the Product will be in the public domain and Registrant as well as other companies will have the right to market, manufacture and sell the Product.

     As a condition for obtaining the License Agreement, Registrant paid the patent owner a one-time license fee of $120,000. This payment was made in June 1992 and was capitalized as an intangible asset. The license fee is being amortized over the remaining legal life of the patent. The License Agreement also provides for royalties at a rate ranging from $.50 per unit to $1.20 per unit depending on the method of distribution used. However, a minimum royalty of $125,000 is required to be paid during each calendar year of the term of the License Agreement whether or not Registrant sells any units of the Product.

     At March 31, 1996, Registrant owed the patent owner an aggregate of $235,810 in accrued royalties, consisting of $15,181 relating to fiscal year 1996 sales, $13,653 relating to fiscal year 1995 sales, $13,895 relating to fiscal year 1994 sales, $76,962 relating to fiscal year 1993 sales and $116,119 relating to the 1994 minimum calendar year royalty requirement. Per the terms of the License Agreement, however, Registrant's position is that per the Licensee Registrant's obligation to pay the minimum and accrued royalties are stayed due to government intervention into the marketing of the product (see Government Regulation) as provided for in the license agreement.

Customers

     The Product is currently being sold primarily to the general public either through distributors or through direct response marketing. The target purchaser is any individual who experiences muscular pain.

Backlog Orders

     There is no  current  backlog  of  sales  orders.

     Competition Significant competition exists in the pain relief market as a whole. Most of Registrant's competition in the general pain relief market is from pills, creams and ointments. Competition from companies selling medical devices is more limited. Registrant is aware of several hand-held devices that are designed for purposes of massage, but is unaware of any other such devices legally sold in the United States for the relief of pain associated with arthritis.

Government Regulation

     The Product is subject to regulation and registration with the FDA as a medical device. The Product has an FDA 510(k) registration permitting its sale for the temporary relief of minor muscular pain associated with arthritis.

     Registrant's Infomercial was subject to the regulation of the Federal Trade Commission (the "FTC"), and in September, 1991, the FTC authorized an investigation to determine if Registrant or others might be engaged in unfair and deceptive practices or methods of competition in violation of Sections 5 and 12 of the Federal Trade Commission Act, with respect to the advertising, distribution, and sale of the Product. The FTC staff completed its investigation in August 1992 and concluded that Registrant's infomercial contained advertising claims which were not substantiated by competent and reliable scientific evidence.

     The FTC then proposed and Registrant agreed to a consent order (the "Consent Agreement") to cease and desist from making advertising claims in the future unless Registrant possesses scientific evidence, based on well-controlled clinical testing, to substantiate health and pain-relief claims. The Consent Agreement did not require payment of consumer redress, damages, fines, or penalties nor constitute an admission of any violation of the law.

     Registrant signed the Consent Agreement on October 21, 1992, Registrant took this action only after carefully evaluating the costs of extensive litigation which may have been necessary to defend its position. Following a public comment period which ended on August 3, 1993, the FTC issued its final order approving the Consent Agreement in October 1993.

     On January 29, 1996 the FDA approved the 510 (k) premarket notification filed by the Company in November 1993 based on a clinical study by a major hospital. The submission of this study and its subsequent approval by the FDA allows the Company to make claims in relieving pain associated with arthritis.

Employees As of March 31, 1996, Registrant employed 3 full-time and 1 part-time employees. These employees performed services in administration, marketing, order processing, shipping, customer service and accounting. Registrant believes it is on good terms with its employees and does not foresee any labor difficulties in the future.

ACQUISITION OF VIASTAR MARKETING, INC.

     In June 1994 Registrant acquired ViaStar Marketing, Inc., a Florida corporation ("ViaStar Florida"), by means of a merger of ViaStar Florida with and into Airmotive Acquisitions, Inc., a Delaware corporation ("Airmotive") and a wholly-owned subsidiary of Registrant. Concurrent therewith, Airmotive changed its name to ViaStar Marketing, Inc., a Delaware corporation ("ViaStar"). Prior to the merger, Airmotive was not an operating company.

     ViaStar Florida, which was incorporated in November 1993, was acquired by Registrant pursuant to the terms of an agreement dated June 3, 1994 by and among Registrant, ViaStar Florida, Airmotive, Jack Salzberg, William Lovell, George Simone and Robert Circosta (the "Acquisition Agreement").

     Pursuant to the Acquisition Agreement the shareholders of ViaStar Florida, Messrs. William Lovell, Robert Circosta and George Simone, at the closing, and in accordance with the plan of merger of ViaStar Florida into ViaStar, received an aggregate of 1,000,000 shares of the common stock of Registrant in exchange for all of the issued and outstanding shares of ViaStar Florida. ViaStar Florida's significant assets consisted of two licensing agreements with two nationally recognized celebrities to market and distribute these celebrities owned or endorsed products.

     Subject to ViaStar's achieving certain earnings goals, 500,000 of the shares issued to ViaStar Florida are being held in escrow (the "Escrow Shares"). The Acquisition Agreement provided that if the cumulative net income of ViaStar did not aggregate $900,000 prior to March 31, 1997, one and eleven one hundredths (1.11) Escrow Shares would be released for each dollar of cumulative net income over $450,000 at March 31, 1997. The acquisition of ViaStar was an arm's length transaction and the consideration was arrived at by good faith negotiation between the parties.

     Mr. Lovell entered into a three year employment agreement with ViaStar to be its President; Mr. Circosta entered into a three year employment agreement with ViaStar to be its Executive Vice President, and George Simone entered into a three year consulting contract with ViaStar to provide certain consulting services. Pursuant to the terms of the two employment agreements and the consulting contract, Messrs. Lovell, Circosta and Simone would receive a base salary of $125,000 per year and bonuses out of a bonus pool established by ViaStar. Additionally, these agreements entitled Messrs. Lovell, Circosta and Simone to earn options to acquire up to an aggregate of 1,000,000, 500,000 and 500,000 additional shares of Registrant's common stock, respectively. The options were to vest in increments based on ViaStar's achieving particular performance goals by specific dates as set forth in the Acquisition Agreement.


     During fiscal year 1995 ViaStar was engaged in outbound telemarketing of celebrity owned or endorsed products and the initiation of a direct sales representative program for such products. ViaStar was a party to a licensing and distribution agreement with a nationally recognized celebrity for the distribution of existing owned or endorsed products that are already selling on national television by means of live direct response television.

     In February 1995 Mr. George Simone resigned as a director of ViaStar, and his consulting contract, including stock options, was terminated by mutual consent. Mr. Simone received no consulting fees for his services under the contract. ViaStar and Mr. Simone also signed mutual general releases. In June 1995, Messrs. Lovell and Circosta resigned as directors, officers and employees of ViaStar and the business essentially ceased operations shortly thereafter.

     By July 31, 1995 ViaStar had exhausted the capital provided by its parent (See Item 6 Financial Condition), and an assignment for the benefit of ViaStar's creditors was made on July 31, 1995 pursuant to Chapter 727 of the Florida State Statutes.

 ITEM 2.  PROPERTIES

 Registrant  operated from two facilities  during fiscal year 1996 as follows:

1. 14115 South Pontlavoy Avenue,  Santa Fe Springs, California

     Numex moved into its current location on February 1, 1995. The new office space is used for general office space, customer service and shipment of Product, and until July 1995, was used to provide fulfillment services for ViaStar.. The facility contains 12,460 square feet, including shipping facilities. The monthly rental is $5,482 plus taxes, insurance and other maintenance costs. Registrant occupies this facility under a three-year lease which expires in January 31, 1998.

 2. 3001  Executive  Drive,  Suite  300,Clearwater,  Florida

     ViaStar operated from this facility during the fiscal year 1995 through approximately July 31, 1995, which it used as a telemarketing operation and general office space. The facility contains approximately 3,784 square feet. The monthly rental was $3,942 plus taxes, insurance and other maintenance costs. ViaStar had executed a lease through June 30, 1999, but has since made an assignment for the benefit of creditors pursuant to chapter 727 of the Florida State Statutes.

ITEM 3. LEGAL PROCEEDINGS

     The Company and officer of the Company (the "Defendants"). have been named in a lawsuit. The action alleges that the Defendants made certain representations in connection with the offer of sale by the Company to plaintiffs pursuant to a private placement offering by the Company in May 1994. The complaint contains claims for relief under Rule 10b-5, common law misrepresentation, breach of contract, rescission and restitution under California Corporations Code Section 25501. The Company is unable to determine, if any, the ultimate outcome of the lawsuit, but management of the Company believes the claims are without merit and intend to defend the claims vigorously. The amount of the original investment by the plaintiff was $375,000.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                    PART II.

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED   STOCKHOLDER   MATTERS

Registrant's stock is traded in the over the counter market. The following table sets forth the range of high and low bid and ask quotations for each of the fiscal quarters for the years ending March 31, 1995 and March 31, 1996, as reported by the National Quotation Bureau, Inc.

Fiscal Year Ended                     Range of Bid/Ask Quotes
                                     High                 Low
March 31, 1995                   Bid     Ask          Bid    Ask
First Quarter                       1   1 3/4         3/8       1
Second Quarter                      1   1 5/8         1/4    3/4
Third Quarter                       1   1 1/4         1/4    3/4
Fourth Quarter                      1   1 1/4         1/4    3/4

March 31, 1996
First Quarter                    1/2    1 1/8         1/8    5/8
Second Quarter                   7/16   15/16         1/4   9/16
Third Quarter                    7/16   15/16         1/4   9/16
Fourth Quarter                   1/2        1         1/4    5/8



     The above quotations represent prices between dealers and do not include retail markup, markdown or commission, and do not represent actual transactions.

As of March 31, 1996 there were approximately 439 shareholders of record of Registrant's Common Stock. This number does not reflect individual participants in security position listings held in "street name" accounts.

     Registrant has not paid any cash or stock dividends on its common stock since its incorporation and anticipates that, for the foreseeable future, any earnings will be retained for use in Registrant's business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Net sales during fiscal year 1996 were $ 1,023,000 as compared to $2,248,000 during fiscal year 1995.

     Of the current year's net sales $601,000 is the result of ViaStar's four months operation, $422,000 is Numex wholesale sales. For fiscal year 1995 ViaStar was $1,720,000 and Numex wholesale sales were $528,000. The decrease in ViaStar sales from fiscal 1996 to 1995 a reduction of $1,119,999 was due to the discontinuance (assignment) of that subsidiary. The decrease in Numex sales 1996 to 1995 was $106,000 and was due the decrease in product sales.

     Selling, general and administrative expenses during fiscal year 1996 were $864,000, as compared to $1,461,000 during the prior year. In fiscal 1996 ViaStar's portion was $422,000 and Numex was $442,000. In 1995 ViaStar was $988,000 and Numex was $473,000.

     The decrease in ViaStar's selling general and administrative expenses fiscal 1996 to fiscal 1995 of $566,000 was due to the discontinuance
(assignment) of that subsidiary. The decrease in Numex selling general and administrative expenses 1996 to fiscal 1995 was $31,000. The reduction was primarily the result of decreased accounting and audit fees of $40,000, depreciation of $30,000, increase in facilities lease of $27,000 primarily due to the inability to allocate (due to discontinued subsidiary) rent to ViaStar for its fulfillment and other related activities, etc.

     Net loss from operations during the fiscal year 1996 was $399,000 as compared to $755,000 in fiscal year 1995. For fiscal 1996 ViaStar's loss was $186,000 and Numex loss was $213,000, for fiscal 1995 the ViaStar loss was $569,000 and Numex loss was $186,000.

     The decrease in ViaStar's loss of $383,000 fiscal 1996 to fiscal 1995 was discontinuance of its operation. The Increase loss of $27,000, 1996 as compared to fiscal 1995 for Numex was primarily due to its reduction in wholesale sales.

     Net interest expense during fiscal 1996 was $183,000 and $142,000 during fiscal 1995. Fiscal 1996 $2,000 was ViaStar and $181,000 was Numex. For fiscal 1995 $3,000 was for ViaStar and $139,000 was Numex.

     The increase in interest expense for 1996 as compared to 1995 was $41,000. This was due to increased borrowings by Numex to continue ongoing operations while awaiting approval from the FDA to add the word arthritis to its labeling claims. The approval was received in February 1996.

     Other income during fiscal 1996 was $219,000 compared to none in 1995

     Other income in Numex for fiscal 1996 was $219,000 compared to none for 1995. In general it was comprised of settlements and adjustments of prior period legal fees of $109,000 audit and tax services of $23,000, sales taxes due to computer system error $13,000, waiver of officers accrued compensation of $57,000.

     Other expense during fiscal 1996 was as a result of the assignment of assets of the subsidiary Numex (parent company) wrote off those assets in the amount of $400,000. In addition as a result of the above, Numex also charged to earnings the amount of goodwill $533,000 of the subsidiary carried on the books. There were no other expenses for fiscal year 1995.

Financial  Condition,  Liquidity and Capital Resources

     Net cash used in operations during fiscal year 1996 was $459,000. Registrant funded this usage from notes payable proceeds which resulted in net cash flows from financing activities of $359,000. Cash used for operating activities exceeded cash generated by operating revenues as a result of low sales volumes which were not adequate to cover minimum overhead costs.

     Registrant's liquidity is negatively affected by Registrant's current low sales volumes and its debt maturities. However, Registrant believes that, if necessary, it would be successful in either extending the maturity dates on its debt obligations ($663,000) as they mature or obtaining new debt financing to retire existing debt as it matures.

     There is no change on the Registrant's capital accounts which is $ 7,804,139. Registrant has a net stockholders' deficit of $2,489,000 and $1,192,000 as of March 31, 1996 and 1995, respectively.

     Registrant's liquid assets are currently insufficient to meet cash requirements of its ongoing operations as shown on the balance sheet. However, there is approximately $603,000 of subsidiary (assignment of assets) debt that will not effect the cash flow of the parent Company.

     Accrued expenses of $376,000 are mainly royalties of $235,000 of which $116,000 will not be required to pay as a result of the FTC (Federal Trade Commission) order to cease sale of the Product in 1992. Accrued interest of $105,000, audit fees $27,000, etc. The non-cash items are as above $603,000 and $116,000 a total of $719,000 that will not require a payout.

     The above along with the probability that at least $557,000 of the $633,000 current notes payable could be extended to future dates, brings the total to $1,276,000 ($719,000 + $557,000).

     In the past, Registrant's Chairman of the Board and principal stockholder has provided Registrant, either directly or indirectly through guarantees, with the necessary working capital needed to continue operating. However, Registrant has received no assurances that its Chairman of the Board will continue to provide such funding.

     Private Placement In conjunction with a private placement of Registrant's common stock, Registrant obtained $500,000 which was used as working capital for ViaStar, pursuant to a confidential private placement memorandum dated as of April 11, 1994, which was supplemented by letters dated May 26, 1994 and June 13, 1994 to Registrant's subscribers (the "Private Placement"). Registrant was seeking to obtain up to a maximum of $1,250,000 through an offering of its securities. The closing on the offering occurred on or about June 13 1994, and an aggregate of 400,000 shares of Registrant's common stock was issued for aggregate proceeds to the Company of $500,000

     Subsequent to the period covered by this report the Company commenced a private placement of 350,000 shares of convertible preferred stock and warrants of the Company which has not been completed. Gross proceeds of the offering would be $350,000 if all units are sold. As of June 20, 1996 the Company had sold 165 units for proceeds of $166,000. The net proceeds of this placement are being used to finance the reintroduction of the Product.


Current  Plans of  Registrant

Numex

     Given the February 1996 permission by the FDA to sell the Product with the claims of efficacy in relieving pain associated with arthritis Registrant plans to resume the direct response infomercial marketing of the Product, in addition to marketing the Product through other complementary distribution channels, including wholesale distribution through distributors selling in foreign markets.

     A new infomercial is being produced and at year end 1996 and $37,000 had been paid. As of this writing the infomercial had been completed at a cost of $131,000 which the Company has paid. The infomercial is now in the process of being tested and re-edited.

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


Inflation  and  Changing  Prices

     Registrant does not foresee any adverse effects on it earnings as a result of inflation or changing prices.

ITEM 7.  FINANCIAL STATEMENTS
         Index to Financial  Statements
                                                                           Page
Report of Independent Certified Public Accountants                           11

Consolidated Balance Sheet As of March 31, 1996                              12

Consolidated Statements of Operations for the Years Ended March 31, 1996
and 1995                                                                     13

Consolidated Statements of Stockholders' Deficiency for the Years
Ended March 31, 1996 & 1995                                                  14

Consolidated Statements of Cash Flows for the Years Ended March 31, 1996
and 1996                                                                     15

Notes to Consolidated Financial Statements                                16-24

               Report of Independent Certified Public Accountants

Board of Directors and  Stockholders
Numex   Corporation  and  Subsidiary

     We have audited the accompanying consolidated balance sheet of Numex Corporation and Subsidiary as of March 31, 1996 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the two years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Numex Corporation and Subsidiary as of March 31, 1996, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses from operations, has negative cash flow from operations and a net capital deficiency. These factors, among others as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Managements' plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Singer Lewak Greenbaum & Goldstein LLP
Los Angeles,  California
May 10, 1996 (except for Note 14, as to
which the date is June 20, 1996)

                        Numex Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEET
                              March 31, 1996 ASSETS
 Current  assets

                        Numex Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1996


                                     ASSETS

Current assets
Cash and cash equivalents                                       $   11,929
Restricted cash                                                      4,321
Accounts receivable                                                    674
Inventory                                                           49,930
Prepaid expenses and other current assets                           36,600

Total current assets                                               103,454

Fixed assets, net                                                    4,293
Intangible assets, net                                             392,398
Deposits                                                            12,431

Total assets                                                    $  512,576


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Notes payable, current portion                                  $  663,000
Accounts payable                                                    66,328
Accrued expenses                                                   375,529
Liabilities subject to assignment of assets of subsidiary          603,565

Total current liabilities                                        1,708,422

Notes payable - related parties                                    376,834

Notes payable, less current portion                                916,000

Commitments and contingencies

Stockholders' deficiency
Preferred stock, $1.00 par value, 10,000,000 shares authorized;
none issued
Common stock, $.10 par value, 20,000,000 shares authorized;
6,270,600 shares issued and 6,145,600 shares outstanding           627,060
Treasury stock, at cost, 125,000 shares                           (143,324)
Unearned portion of restricted stock issued                       (562,500)
Additional paid-in capital                                       7,882,903
Accumulated deficit                                             (10,292,819)
Total stockholders' deficiency
                                                                (2,488,680)

Total liabilities and stockholders' deficiency                  $  512,576

                        Numex Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the years ended March 31, 1996 and 1995


                                                            1996        1995

Net sales                                             $1,022,878  $2,247,554

Cost of sales                                            557,409   1,541,310

Gross profit                                             465,469     706,244

Selling, general and administrative expenses             864,139   1,461,309

Loss from operations                                    (398,670)   (755,065)

Other (Expense) income
Interest expense, net                                   (183,224)   (142,379)
Other income                                             218,796
Write-off of cost in excess of fair value of
net assets acquired                                     (533,474)
Loss on assignment of assets for benefit
of creditors of subsidiary                              (399,572)

Total other (expense) income                            (897,474)   (142,379)

Loss before provision for income taxes                (1,296,144)   (897,444)

Provision for income taxes                                   800         800

Net loss                                             $(1,296,944) $ (898,244)

Net loss per share                                    $     (.21) $     (.15)


Weighted average common shares outstanding             6,145,600   5,903,408

                        Numex Corporation and Subsidiary
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  For the years ended March 31, 1996 and 1995
                  Unearned Portion of Treasury Stock Restricted
Additional
Common Stock At Cost Stock Paid-In Accumulated Shares Amount Shares Amount Issued Capital Deficit Total

Balance, March 31, 1994  4,870,600    487,060     125,000    $(143,324)            $ 6,403,883 $(8,097,631) $(1,350,012)
Common stock issued
for acquisition          1,000,000    100,000                           $(562,500)   1,019,020                  556,520
Common stock
issued for cash            400,000     40,000                                          460,000                  500,000
Net loss                                                                                          (898,244)    (898,244)

Balance,  March 31, 1995 6,270,600    627,060     125,000     (143,324)  (562,500)  $7,882,903 $(8,995,875)   1,191,736)

Net loss                                                                                        (1,296,944)  (1,296,944)

Balance, March 31, 1996  6,270,600 $  627,060     125,000   $ (143,324)$ (562,500) $7,882,903 $(10,292,819) $(2,488,680)

         The accompanying notes are an integral part of these financial statements.

                        Numex Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the years ended March 31, 1996 and 1995



                                                            1996        1995
Cash flows from operating activities
Net loss                                              $(1,296,944)$ (898,244)
Adjustments required to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                             81,895     144,786
Write-off of cost in excess of fair value of
net assets acquired of subsidiary                        533,474
Loss on assignment of assets of subsidiary               399,352
(Increase) Decrease in:
Accounts receivable                                         (579)      7,118
Inventory                                                 82,419    (133,130)
Prepaid expenses and other current assets                (43,465)    (65,669)
Restricted cash                                            5,851      13,869
Deposits                                                   7,483     (31,727)
(Decrease) Increase in:
Accounts payable                                        (210,628)    246,491
Accrued expenses                                         (17,850)    129,628

Net cash used in operating activities                   (458,992)   (586,878)

Cash flows from investing activities
Purchase of fixed assets                                  (1,364)   (277,333)
Purchase of subsidiary, net of cash acquired               2,004

Net cash used in investing activities                     (1,364)   (275,329)

Cash flows from financing activities
Repayment of notes payable                              (101,730)    (76,000)
Proceeds from notes payable                              472,000     264,014
Repayment of notes payable - related parties             (17,500)
Proceeds from notes payable - related parties              5,000     281,000
Sale of common stock                                     500,000

Net cash provided by financing activities                358,770     969,014

Net (decrease) increase in cash and cash equivalents    (101,586)    106,807

Cash and cash equivalents, beginning of year             113,515       6,708

Cash and cash equivalents, end of year                $   11,929  $  113,515

See Note 13 for supplemental disclosure of cash flow information.




   The accompanying notes are an integral part of these financial statements.

                               Numex Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the years ended March 31, 1996 and 1995

NOTE 1 - ORGANIZATION  AND  MANAGEMENT'S  PLANS

     Numex Corporation (the "Company") was incorporated in the state of Delaware in August 1980. The Company is engaged in the business of manufacturing and distributing a hand-held mechanical patterned cutaneous nerve stimulator (the "Product"), which the Company markets under the name "Therapy Plus." The Product was sold primarily through an infomercial (the "Infomercial") on television from March 1991 through August 1992. An infomercial is a one-half hour paid commercial program broadcast on television, the primary purpose of which is to sell one or more products.

     In September 1992, the Company voluntarily discontinued the airing of the Infomercial as a result of an investigation by the United States Federal Trade Commission (the "FTC"). The FTC concluded that the Infomercial contained certain advertising claims which were not supported by reliable scientific evidence.

     In October 1992, the Company signed an agreement with the FTC consenting to refrain from making certain advertising claims concerning the Product, the signing of which did not constitute an admission of a law violation. Since the discontinuance of the airing of the Infomercial in September 1992, the Company has sold the Product primarily to distributors, and has not been engaged in any television marketing campaign to sell the Product.

     In October 1993, the Company completed a controlled clinical study to serve as the basis for FDA authorization to make certain claims relative to the efficacy of the Product in relieving pain due to arthritis and to comply with the FTC's requirements.

     In November 1993, the Company submitted a 501(k) notification to the FDA advising the agency of the Company's intention to add the word arthritis to its labeling claims. In February 1996, the Company received an FDA notification that the Product could be marketed as a "Temporary relief of minor muscular pain associated with arthritis".

     In June 1994, a subsidiary of the Company acquired ViaStar Marketing, Inc. ViaStar is a wholly-owned subsidiary of the Company. ViaStar was in the business of outbound telemarketing of celebrity owned or endorsed products. The purchase price was 1,000,000 shares of the common stock of the Company in exchange for all of the issued and outstanding shares of ViaStar. Subject to ViaStar's achieving certain earnings goals, 500,000 of the shares issued are being held in escrow (the "Escrow Shares"). The value of those shares, in the amount of $562,500, is being shown as a reduction of stockholders' equity. Insofar as ViaStar is no longer in business, the 500,000 shares being held in escrow will be released back to the Company on March 31, 1997.

     The excess of the total acquisition cost over the fair value of the net assets acquired (goodwill) in the amount of $559,510 was being amortized over 25 years. The acquisition was accounted for using the purchase method of accounting. The operations of ViaStar are included in the accompanying year ended March 31, 1995 financial statements from June 1, 1994.

     On August 2, 1995, ViaStar filed, and was granted, a petition commencing an assignment for the benefit of creditors, pursuant to Chapter 727 of the Florida State Statutes. The book value of the assets in the amount of $355,572 was assigned to the trustee for the benefit of the creditors and has been charged to earnings. As a result of the petition, the Company determined that there had been a permanent impairment in the carrying value of goodwill, and the remaining unamortized balance of $533,474 has been charged to earnings. The remaining liabilities of ViaStar in the amount of $603,565 are still outstanding until the statute of limitations runs. ViaStar sales were $601,000 and $1,720,000 in 1996 and 1995, respectively.

                                Numex Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the years ended March 31, 1996 and 1995

 NOTE 1 - ORGANIZATION  AND  MANAGEMENT'S PLANS (continued)

     The Company's consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the absence of the airing of the Infomercial, the Company incurred net losses during 1996 and 1995, and has a net capital deficiency. Also during the fiscal years 1996 and 1995, the Company experienced insufficient cash flows from operations and funds for operations were obtained through the issuances of notes payable. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's continued existence is dependent upon its ability to achieve a new operating plan, its success of selling Therapy Plus through wholesale distributors, and/or to market the Product with newly allowed claims of arthritis pain relief. Management's plans in connection with this uncertainty is as follows:

        To resume selling the Product through direct response marketing, infomercials and other complementary marketing channels using the new claims of relief of minor muscular pain associated with arthritis which were recently allowed by the FDA.

      Continue to develop  wholesale  distributor  markets for Therapy  Plus.

      Seek new products or ventures to utilize the Company's direct marketing, and order management and fulfillment experience and resources.

     Management's ability to fully achieve their plans and restore the Company's profitability and liquidity is, however, uncertain. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

  NOTE  2 -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its Subsidiary. All intercompany accounts and transactions have been eliminated.

Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash  and  Cash  Equivalents

     The Company considers cash on hand, deposits in banks and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of these assets approximate fair value due to the short maturity of the instruments.

Inventory

     Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out ("FIFO") method.

                               Numex Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the years ended March 31, 1996 and 1995

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fixed Assets

     Fixed assets are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When fixed assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

     Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

The  following  are the  estimated  useful lives:

     Furniture  and  fixtures             3 years
     Tools and dies                     3-5  years

     Depreciation expense was $40,493 and $91,576 for fiscal years ended March 31, 1996 and 1995, respectively.


Intangible Assets

     Intangible assets consist of the following: the contingent purchase consideration paid (the "Purchased Intangibles") and the costs of obtaining a licensing agreement from the patent holder of the Product (the "Licensing Agreement").

     Intangible assets are being amortized using a straight-line method over their estimated useful lives in accordance with the related agreements and the legal life of the patent over 17 years.

     The carrying value of the Company's intangible assets are periodically evaluated to determine if any permanent decline in value exists which would require a write-down of such assets.

     Amortization of intangible assets was $41,403 and $53,210 for the fiscal years ended March 31, 1996 and 1995, respectively.


 Advertising

     The Company expenses the cost of advertising the first time the advertising takes place, except for direct-response advertising. Direct-response advertising consists primarily of cost to produce a television infomercial. The cost of direct-response advertising are deferred and amortized over the expected revenue stream, of approximately six to twelve months.

     At March 31, 1996, $36,500 of direct-response advertising costs were deferred and included in prepaid expenses and other current assets. For the years ended March 31, 1996 and 1995, the Company had no advertising expenses.


Revenue  Recognition

     Sales and their related cost of sales are recorded upon shipment of the Product. The Company has an unconditional money-back guarantee policy under which the full sale price is returned to the customer if the Product is returned within 30 days from the date of sale.

                               Numex Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the years ended March 31, 1996 and 1995

NOTE 2 - SUMMARY  OF SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Income Taxes

     The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standard, No. 109, Accounting for Income Taxes.

     Deferred income tax assets result from temporary differences when certain amounts are deducted for financial statements purposes and when they are deducted for income tax purposes.

Net Loss Per Share

     Net loss per common share are computed based on the weighted average number of common shares outstanding. The shares to be issued upon exercise of outstanding stock options are not included as common stock equivalents as they are antidilutive.

Fair Value of  Financial  Instruments

     The fair value of the Company's notes payable is estimated by discounting the future cash flows using interest rates currently available for notes of similar terms and maturities. The carrying values of the Company's notes approximate fair values due to their relatively short-term maturities of approximately less than two years. Also, the fixed interest rate of the notes payable approximates the prevailing market interest rates on financing currently available to the Company with similar terms and maturity dates.

 Future Effect of Recently Issued Accounting Pronouncement

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. SFAS 121 also generally requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of the carrying amount or of the fair value less cost to sell. SFAS 121 is effective for the Company's 1997 fiscal year end. The Company has made no assessment of the potential impact of adopting SFAS 121 at this time.

NOTE 3 - RESTRICTED  CASH

     As of March 31, 1996, the Company had $4,321 of restricted cash to serve as collateral for credit card reserve. NOTE 4 - INVENTORY Inventory consists of the following: Raw materials $ 1,199 Finished goods 32,252 Supplies and packaging 16,479 $ 49,930

                               Numex Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the years ended March 31, 1996 and 1995

NOTE 5 - FIXED ASSETS

     Fixed assets  consists of the  following:

     Furniture and fixtures                                    $191,277
     Tools and dies                                              34,343
                                                                225,620
     Less accumulated depreciation                              221,327
                                                                $ 4,293

NOTE 6 - INTANGIBLE  ASSETS

     Intangible  assets consist of the  following:

     Purchased intangibles                                    $ 313,882
     Licensing  agreement                                       207,583
                                                                521,465
     Less  accumulated amortization                             129,067
                                                              $ 392,398

     All purchased intangible assets relate to the Company's exclusive right to manufacture, market and distribute the Product in the United States. As discussed in Note 1, the Company expects to resume marketing the Product. Accordingly, the Company has determined that no permanent decline in the value of such intangible assets exists as of March 31, 1996.

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following:
     Promissory  note,  bearing  interest at 10%, due on demand.
     The note is personally  guaranteed by the Company's Chairman
     of the Board.                                                    $ 10,000

     Promissory note, bearing interest at 10%, due on
     November 24, 1996. This note is collateralized by
     cash, accounts receivable,  inventories and fixed assets
     and is also personally guaranteed by the Company's
     Chairman of the Board.                                             50,000

     Promissory  note,  at 11.5%,  payable  in monthly
     principle payments  of $2,000  plus  interest,  due on
     December  17,  1995.  This note is collateralized
     by cash, accounts receivable,  inventories, and fixed
     assets. The note is delinquent and is classified as
     current.                                                           46,000

                               Numex Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the years ended March 31, 1996 and 1995


NOTE 7 - NOTES PAYABLE (continued)

Promissory note, bearing interest at 10%, payable
due on June 30, 1996. This note is convertible
into common stock at a conversion price of $1.00
per share. The note is personally guaranteed by
the Company's Chairman of the Board.                            $  200,000

Promissory note, bearing interest at prime plus 2%,
payable at $6,000 per month and was due January 1,
1995. The note is personally guaranteed by the
Company's Chairman of the Board. The note is
delinquent and is classified as current.                           151,000

Promissory notes, bearing interest at 10%, due on
September 30, 1997.                                                316,000

Promissory notes, bearing interest at 10%, due on
September 30, 1997. These notes are convertible
into shares of common stock at a conversion price
of $1.00 per share.                                                600,000

Promissory notes, bearing interest at 10%, payable on
demand.                                                            156,000

Promissory note, bearing interest at 9.5%, due on
September 25, 1996.                                                 50,000

Total notes payable                                              1,579,000

Less current portion                                               663,000

Long-term portion, due in fiscal 1998.                          $  916,000

                               Numex Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the years ended March 31, 1996 and 1995

NOTE 8 - INCOME  TAXES (continued)


Deferred tax asset (liability)
Investment tax credits                                          $   30,000
Fixed assets                                                         7,000
Net operating losses                                             3,359,000
Valuation allowance                                             (3,396,000)

Net deferred tax asset (liability)                              $        0

The valuation allowance increased by $391,000 in 1996.


NOTE 9 - STOCK OPTION PLANS

     On September 30, 1992, the stockholders approved a non-qualified stock option plan and an incentive stock option plan, pursuant to which a maximum aggregate of 1,000,000 shares of common stock have been reserved for grant to officers and key employees. Under both plans, the option price may not be less than the fair market value of the common stock on the date of grant. Options are exercisable over a five-year period beginning one year after the date of grant, and the option exercise period is not to exceed ten years from that date. On June 30, 1993, 150,000 options were granted under the non-qualified option plan to an officer of the Company at an exercise price of $1.625 per share. As of March 31, 1996, 60,000 of these options were vested.

NOTE 10 - RELATED  PARTY TRANSACTIONS

     As of March 31, 1996, notes payable in the amount of $376,834 were due to the Company's Chairman of the Board. The notes bear interest at 10% and are due on September 30, 1997. At the holder's option, $300,000 of the notes are convertible into shares of common stock at a conversion price of $1.00 per share. Interest expense to related parties was approximately $38,880 and $93,000 for the years ended March 31, 1996 and 1995, respectively.

NOTE 11 - COMMITMENTS AND  CONTINGENCIES

Licensing  Agreements

     The inventor of the Product obtained a United States patent for the Product in February 1991. The Company and the patent owner entered into a license agreement (the "License Agreement") as of January 1, 1992. The License Agreement grants the Company to an exclusive license to market, manufacture and sell the Product in the United States and its possessions and territories for the remaining life of the patent, which is currently fourteen years. Thereafter, the design of the Product will be in the public domain, and the Company, as well as other companies, will have the right to market, manufacture and sell the Product.

     As a condition for obtaining the License Agreement, the Company paid the patent owner a one-time license fee of $120,000. This payment was made in June 1992, and was capitalized as an intangible asset. The license fee is being amortized over the remaining legal life of the patent. The License Agreement also provides for royalties at rates ranging from $.50 per unit to $1.20 per unit depending on the method of distribution used.

                               Numex Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the years ended March 31, 1996 and 1995

NOTE 11 - COMMITMENTS AND CONTINGENCIES  (continued)

     However, a minimum royalty of $125,000 is required to be paid during each calendar year of the term of the License Agreement whether or not the Company sells any units of the Product.

     At March 31, 1996, the Company owed the patent owner an aggregate of $235,810 in accrued royalties. Per the terms of the License Agreement, the Company's position is that, per the License Agreement, obligations to make payments on the minimum and accrued royalties have been stayed due to the government intervention into the marketing of the product, and pending the Company's return to mass marketing of the Product.

Lease Commitments

     The Company leases certain facilities for its corporate and operations offices under long-term lease agreements. Minimum annual rental commitments under these leases are as follows:

                     Year Ending
                       March 31,
                         1997                      $66,000
                         1998                      $57,000
                                                  $123,000

  Rent  expense  was  $65,776  and  $61,985  for 1996 and  1995, respectively.

NOTE 12 - LITIGATION

     The Company, and an officer of the Company (the "Defendants"), have been named Defendants in a lawsuit. The action alleges that the Defendants made certain representations in connection with the offer and sale by the Company to plaintiffs pursuant to a private placement offering by the Company in May 1994. The complaint contains claims for relief under Rule 10b-5, common law misrepresentation, breach of contract, rescission and restitution under California Corporations Code Section 25501. The Company is unable to determine, if any, the ultimate outcome of the lawsuit, but management of the Company believes the claims are without merit and intend to defend the claims vigorously. The amount of the original investment by the plaintiff was $375,000.


NOTE 13 - SUPPLEMENTAL  DISCLOSURE OF CASH FLOW  INFORMATION

     Supplemental cash flow information for the years ended March 31, were as follows:


                                                            1996        1995

Cash paid for interest                                $   96,302  $  135,561
Cash paid for income taxes                                   800         800

Non cash financing activities for the years ended March 31, were as follows:

                                                                        1996
                                                                        1995

ViaStar acquisition; issued 1,000,000 shares of common
stock (500,000 held in escrow for performance clause)             $  556,520

                               Numex Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the years ended March 31, 1996 and 1995

NOTE 14 -  SUBSEQUENT  EVENTS

     On April 15, 1996, the Company amended the Articles of Incorporation to increase the authorized number of preferred stock to 10,000,000 shares and to change the par value to $1.00 per share. The financial statements give effect to this transaction for all periods presented.

     On April 8, 1996, the Company started a private placement offering for 350 units, each unit consisting of 1,000 shares of the Company's convertible preferred stock and warrants to purchase 500 shares of the Company's common stock at prices starting at $.75 per share. As of June 20, 1996, the Company had sold 165 units for proceeds of $165,825.

     ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The following table sets forth the directors and executive officers of Registrant as of March 31, 1996


Name                              Age     Current Position With Company

Jack I. Salzberg                   73     Chairman of the Board and President
Valerio L. Giannini                58     Secretary and Director
William R. Fryrear                 58     Chief Financial Officer
Gerald A. Bagg                     44     Director
Martin Lautman                     49     Director
Isaac S. Salzberg                  44     Director

     Listed below are descriptions of the business experience for at least the past five years for each director and executive officer listed in the preceding table. Unless otherwise described below, none of these individuals is related in any way, or has been involved in certain legal proceedings in the past five years, except as described in the legal proceedings section of this report.


     GERALD A. BAGG served as President, Chief Operating Officer, and a director of Registrant since March 20, 1992 and as Chief Executive Officer since December 30, 1992. As of February 1996, Mr. Bagg resigned as President and CEO but remains a director and employee. From at least 1988, Mr. Bagg served as President of Brentwood Marketing, a marketing and strategic planning firm located in Los Angeles, California.

     WILLIAM R. FRYREAR has served as Chief Financial Officer of Registrant since January, 1994. He previously served in this capacity from March, 1989 until December, 1991. Mr. Fryrear has been Owner of BAR Professional Services, an accounting firm located in Beverly Hills, California since 1976.

     VALERIO L. GIANNINI served as President of Registrant from January, 1985 to February, 1987 has served as a director since 1985 and was elected Secretary in February 1995. Since 1990, Mr. Giannini has been a self employed investment banker and financial consultant. He served as President of Geneva Business Network, Inc., located in Irvine, California from 1987 to 1990.

     MARTIN R. LAUTMAN has been a director of Registrant since January 1985. He formerly served as President from February, 1987 to March, 1989 and as Secretary from 1985 to February, 1987. Mr. Lautman has been Executive Vice President of Arbor, Inc., located in Media, Pennsylvania, since 1977 and President of Arbor's Market Research and Consulting Division since 1986.

     ISAAC S. SALZBERG has served as a director of Registrant since March, 1989. He was formerly President and Chief Executive Officer of Registrant from March, 1989 to March, 1992. He has been a director of First Charter Bank since 1988 and an officer since 1989. Mr. Salzberg is the son of the Chairman of the Board of Registrant, Jack I. Salzberg.

     JACK I. SALZBERG has been Chairman of the Board since January, 1985 and has served as Chief Executive Officer of Registrant from March, 1992 until December, 1992. He assumed the additional office of President in February 1996. He had been Chairman of the Board since 1983 and Chief Executive Officer since June, 1989 of First Charter Bank, N.A., a national bank which operates two branch offices in the Los Angeles area, and of which he was also a major stockholder. Mr. Salzberg retired from all positions with First Charter Bank and divested himself all stock ownership on September 30, 1995. Mr. Salzberg is the father of Isaac S. Salzberg, a director of Registrant.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth all plan and non-plan compensation awarded to, earned by, or paid to Registrant's Chief Executive Officer for services rendered to Registrant during the fiscal years ending March 31, 1994, 1995 and 1996.

                           SUMMARY COMPENSATION TABLE


                           Annual Compensation        Long-Term Compensation
                                                              Awards
Name and Principal                                      Restricted   Securities
Position at        Fiscal                 Other Annual  Stock        Underlying
March 31, 1996      Year   Salary  Bonus  Compensation  Awards       Options
Gerald A. Bagg      1996  $24,000
                    1995   36,000            $3,500
                    1994   63,000             6,000




                     OPTION/SAR GRANTS IN FISCAL YEAR 1994
                              (Individual Grants)


                Number of Securities     Percent of Total Option/ Exercise or
                Underlying Options/SARs  SARs Granted to          Base Price
                                         Employees in Fiscal Year ($/share)
    Name        Granted (#)

Gerald A. Bagg           150,000 (1)            100%               1.625

Expiration date of options: 6/30/2003
___________
(Footnotes)

     (1) On June 30, 1993, Mr. Bagg was granted nonqualified stock options to purchase 150,000 shares of Registrant's common stock under Registrant's 1992 Stock Option Plan. These options vest in equal annual installments of 30,000, over a period of five years, beginning on June 1, 1994. All of such options are exercisable for a period of ten years from the date of grant. The exercise price of this option is not less than the fair market value as calculated by the average of the bid and ask prices of Registrant's common stock on the grant date. As of the date of this report, 60,000 options are exercisable and Mr. Bagg has not exercised his option to purchase any of these shares.

Arrangements with Directors

     During the fiscal year 1996, Valerio L. Giannini, a director and Secretary of Registrant, received a total of $ 40,000 as compensation for professional services rendered to Registrant unrelated to his services and duties as a director.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT

     The following table sets forth information concerning ownership of the Registrant's Common Stock as of March 31, 1996 by (a) each director of the Registrant; (b) each person known to Registrant to be the beneficial owner of more than five percent (5%) of its Common Stock; and (c) all directors and officers of Registrant as a group.

                                Amount and Nature
                                       of
                              Beneficial Ownership


Name of Beneficial
                                                                     Percent of
    Owner            Title                          Number of Shares      Class
Gerald A. Bagg       Director                            60,000 (1)        .98%
Valerio L. Giannini  Corporate Secretary and Director   193,590           3.15%
Martin R. Lautman    Director                           140,430           2.29%
Isaac S. Salzberg    Director                           378,500 (2)       6.16%
Jack I. Salzberg     Chairman of the Board & President 1,270,423         20.67%

All Directors and Officers as a Group  (5  persons)    2,042,943         33.25%


     (Footnotes)

     (1) Includes 60,000 shares which Mr. Bagg has the right to acquire through common stock options which became exercisable on June 1, 1994.

     (2) Includes 25,000 shares are held by Isaac S. Salzberg and Susan S. Salzberg as trustees for the Isaac S. Salzberg and Susan S. Salzberg Living Trust. The balance of these shares is held by Mr. Salzberg as custodian for his minor children. Mr. Salzberg has the power to both vote and direct the disposition of his children's shares.

ITEM 12.  CERTAIN  RELATIONSHIPS  AND RELATED  TRANSACTIONS

Loans from Related Parties

Jack I. Salzberg

     Registrant had issued $376,834 in demand notes payable to Jack I. Salzberg, Registrant's Chairman of the Board, to fiscal year ended March 31, 1996. As of fiscal 1995 total was $371,834. Mr. Salzberg's notes mature on September 30, 1997 and carry interest at 10% at March 31, 1996. Registrant's board of directors approved and Mr. Salzberg has the option to convert $300,000 of his notes payable into Registrant's common stock at conversion rate of $1.00 per share.

Esther Kozienicki

     Registrant issued $566,000 in notes payable to Esther Kozienicki, the sister of Jack I. Salzberg, Registrant's Chairman of the Board, to fiscal year ended March 31, 1996. Notes payable to Esther Kozienicki at March 31, 1995 were $340,000. Registrant's board of directors approved and Esther Kozienicki has the option to convert $300,000 of her notes payable into common stock at $1.00 per share. The notes bear interest at 10% and mature September 30, 1997.

Chaim Livne

     Registrant issued $350,000 in notes payable to Chaim Livne, the brother-in-law of the wife of Registrant's Chairman of the Board to fiscal year ended March 31, 1996. Notes payable to Chaim Livne at March 31, 1995 were $325,000. The notes bear interest at 10% and mature June 30, 1997. Registrant's board of directors approved and Chaim Livne has the option to convert $300,000 of his notes payable into common stock at $1.00 per share.

 DDI  Promissory  Note

     As previously reported in Registrant's 10-QSB for the quarter ended December 31, 1993, and in connection with the settlement of the litigation between Registrant and Delux Distributions International, Inc. ("DDI"), Registrant agreed to pay DDI a total of $70,000, without interest. The note was payable in twenty equal monthly installments of $3,500 each, commencing on January 1, 1994 and continuing until August 1, 1995. The note was personally guaranteed by Registrant's Chairman of the Board. During fiscal year 1996, Registrant paid the final $17,500 of this obligation.

Bank Accounts Held at First Charter Bank

     Registrant maintains several bank accounts with First Charter Bank, located in Beverly Hills, California. Registrant's Chairman of the Board was a major stockholder and Chairman of the Board through September 30, 1995 of First Charter Bank. Isaac Salzberg a director is also a director and officer of First Charter Bank.

                                    PART IV.

ITEM 13.  EXHIBITS,  LIST AND REPORTS ON FORM 8-K

     (a)(1)  Exhibits

             See Index to Exhibits. The exhibits therein listed and attached hereto, and the Exhibits therein incorporated by reference, are filed as a part of this report.

     (a)(2)  List

             See exhibits.

     (b)     Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

     A report on Form 8- K was filed with the Securities and Exchange Commission on April 4, 1995 and a related Form 8-K/A on April 11, 1995, relating to Registrant's change of accountants.

     A report on Form 8-K was filed with SEC on August 2, 1995 regarding subsidiary's assignment for the benefit of creditors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NUMEX  CORPORATION

                                              By /s/ JACK  I. SALZBERG
                                                     Jack I. Salzberg
                                              Chairman of the Board & President

                                              By /s/ WILLIAM R. FRYREAR
                                                     William R. Fryrear
                                              Chief  Financial  Officer

Dated:  June 28,  1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  JACK  I.SALZBERG
     Jack I. Salzberg
Chairman of the Board & President

/s/ GERALD A. BAGG
    Gerald A. Bagg
    Director

/s/ VALERIO L. GIANNINI
    Valerio L. Giannini
    Secretary  and Director

/s/ MARTIN R. LAUTMAN
    Martin R. Lautman
    Director

/s/ ISAAC S. SALZBERG
    Isaac S. Salzberg
    Director


Dated: June 28, 1996

INDEX TO EXHIBITS

Exhibit No.

     2.1 Asset Purchase Agreement by and between Registrant and DDI dated December 3, 1990. Incorporated by reference to exhibit 2(a) to Form 8-K dated December 9, 1990.

     2.2 Amendment to Asset Purchase Agreement by and between Registrant and DDI, dated January 2, 1991. Incorporated by reference to exhibit 2(b) to Form 8-K dated December 9, 1990.

     3.1 Registrant's Certificate of Incorporation. Incorporated by reference to exhibit 2.1 to Registrant's Registration Statement on Form S-18, filed on August 14, 1980.

     3.2   Registrant's   Certificate   of  Amendment  to  the   Certificate  of
Incorporation filed August 30, 1985. Incorporated by reference to exhibit 3.3 to Registrant's Form 10-K for fiscal year ending March 31, 1988.

     3.3   Registrant's   Certificate   of  Amendment  to  the   Certificate  of
Incorporation filed March 31, 1986. Incorporated by reference to exhibit 10.4 to Registrant's Form 10-K for fiscal year ending March 31, 1986.

     3.4   Registrant's   Certificate   of  Amendment  to  the   Certificate  of
Incorporation filed October 14, 1992. Incorporated by reference to exhibit 3.4 to Registrant's Form 10-KSB for fiscal year ending March 31, 1993.

     3.5 Bylaws of Registrant. Incorporated by reference to exhibit 2.2 to Registrant's Registration Statement on Form S-18, filed on August 14, 1980.

     3.6 Amendment to Bylaws dated March 19, 1992.  Incorporated by reference to exhibit 3.6 to  Registrant's  Form 10-KSB for fiscal year ending March 31, 1993.

     3.7 Amendment to Bylaws dated March 30, 1992.  Incorporated by reference to exhibit 3.7 to  Registrant's  Form 10-KSB for fiscal year ending March 31, 1993.

     3.8 Amendment to Bylaws dated July 15, 1992.  Incorporated  by reference to exhibit 3.8 to  Registrant's  Form 10-KSB for fiscal year ending March 31, 1993.

     3.9 Amendment to Bylaws dated December 30, 1992. Incorporated by reference to exhibit 3.9 to Registrant's Form 10-KSB for fiscal year ending March 31, 1993.

     4 Specimen Common Stock  Certificate.  Incorporated by reference to exhibit
3.0 to Registrant's Registration Statement on Form S-18, filed on August 14, 1980 (by amendment).

     10.1 License agreement dated as of January 1, 1992 between Registrant and Gunter Schweisfurth concerning the Product. Incorporated by reference to exhibit
10.1 to  Registrant's  Form 10-KSB for fiscal year ending March 31,  1993.

     10.2 Mutual Release and Settlement Agreement dated December 17, 1993 between Registrant and Delux Distributions International, Incorporated. Filed herewith.

     10.8  Registrant's  1992 Stock  Option Plan.  Incorporated  by reference to exhibit 10.8 to Registrant's Form 10-KSB for fiscal year ending March 31, 1993.

 INDEX TO EXHIBITS,  cont.

Exhibit No

     10.9 Stock Option Agreement with Gerald A. Bagg. Incorporated by reference to exhibit 10.9 to Registrant's Form 10-KSB for fiscal year ending March 31, 1993.

     10.10 Consent Agreement Containing Order to Cease and Desist between Registrant and the United States Federal Trade Commission dated October 21, 1992 and related Complaint. Incorporated by reference to exhibit 10.10 to Registrant's Form 10-KSB for fiscal year ending March 31, 1993.

     10.11 Exchange Agreement dated as of April 7, 1994 by and among Registrant, Jack I. Salzberg, William Lovell and ViaStar Marketing, Inc. Incorporated by reference to exhibit 10.11 to Form 8-K filed on April 22, 1994.

     10.12 Amended and Restated Acquisition Agreement dated as of June 3, 1994 by and among Registrant, Airmotive Acquisitions, Inc., ViaStar Marketing, Inc., Jack I. Salzberg, William Lovell, Robert Circosta and George Simone. Incorporated by reference to exhibit 10.12 to Form 8-K filed on June 17, 1994.

     10.13  Employment  Agreement  dated  June  6,  1994  by and  among  ViaStar
Marketing, Inc. (f/k/a Airmotive Acquisitions, Inc.), Registrant and William Lovell. Incorporated by reference to exhibit 10.13 to Form 8-K filed on June 17, 1994.

     10.14 Employment Agreement dated June 6, 1994 by and among ViaStar Marketing, Inc. (f/k/a Airmotive Acquisitions, Inc.), Registrant and Robert Circosta. Incorporated by reference to exhibit 10.14 to Form 8-K filed on June 17, 1994.

     10.15 Employment Agreement dated June 6, 1994 by and among ViaStar Marketing, Inc. (f/k/a Airmotive Acquisitions, Inc.), Registrant and George Simone. Incorporated by reference to exhibit 10.15 to Form 8-K filed on June 17, 1994.

     11 Statement regarding computation of per share earnings. Set forth on Consolidated Statements of Operations, above, as Registrant has a simple capital structure.

     21 Subsidiaries of Registrant.

INDEX TO ANNUAL REPORT ON FORM 10-K

10-K Contents

                                                                           PAGE

PART I

     Item 1.  Business                                                       2

     Item 2. Properties                                                      6

     Item 3. Legal Proceedings                                               6

     Item 4. Submission of Matters to Vote of Security Holders               6

PART II.

     Item 5. Market for the Registrant's Common Stock Equity and
             Related Security Holder Matters                                6-7

     Item 6. Management's Discussion and Analysis of Financial
             Conditions and Results of Operations                           7-9

     Item 7. Financia1 Statements and Supplementary Data                  11-24

     Item 8. Changes in and disagreements with Accountants
             on Accounting and Financial Disclosure                         25

     Item 9. Directors and Executive Officers of the Registrant             25

     Item 10. Executive Compensation                                        26

     Item 11. Security Ownership of Certain Beneficial
              Owners and Management .                                      26-27

     Item 12. Certain relationships and Related Transactions               27-28

PART IV
     Item 13. Exhibits List and Reports on Form 8-K                       30-31

SIGNATURES                                                                   32