Form 10QSB
period 1996-06-30
NUMEX CORP
filed 1996-08-12
CIK 318716

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended, June 30, 1996

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                          Commission File Number 0-9459

                               NUMEX CORPORATION
             (Exact name of Registrant as specified in its charter)

           Delaware                                        6-1034587
(Stateor Other  Jurisdiction  of      I.R.S.  Employer Identification  Number)
Incorporation or Organization)

14115 S. Pontlavoy Ave. Santa Fe Springs,  CA                            90670
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

Yes X No

     Registrant had 6,167,750 shares of its common stock, $.10 par value, outstanding at June 30, 1996.

Traditional Small Business Disclosure Format (check one):

Yes X No

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                                NUMEX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               June 30, 1996
                                   (Unaudited)


                                     Assets

Current Assets:
      Cash and equivalents                                              $ 5,928
      Restricted cash                                                     4,718
      Accounts receivable                                                   372
      Inventory                                                          58,826
      Prepaid expenses                                                  129,610
                                                                    ------------
                Total current assets                                    199,454

Fixed assets, net                                                         3,492
Intangible assets, net                                                  384,086
Deposits                                                                 13,430
                                                                    ------------
               Total assets                                          $  600,462
                                                                    ============

                       Liabilities & Stockholders' Equity

Current liabilities:
      Notes payable                                                    $696,000
      Accounts payable                                                   45,136
      Accrued expenses                                                  461,747
      Liabilities subject to assignment of assets of subsidiary         603,565
                                                                    ------------
               Total current liabilities                              1,806,448

Long-term liabilities:
      Notes payable - other, long-term                                  916,000
      Notes payable to related parties, long-term                       376,834
                                                                    ------------
               Total liabilities                                      3,099,282

Stockholders' equity:
      Preferred stock, $1.00 par value, 10,000,000 shares
           authorized, none issued                                            0
      Common stock, $.10 par value, 20,000,000 shares
           authorized, 6,292,750 issued and
           6,167,750 shares outstanding                                 629,275
      Treasury stock, at cost, 125,000 shares                          (143,324)
      Unearned portion of restricted stock issued                      (562,500)
      Additional paid in capital                                      7,892,031
      Stock subscription                                                170,850
      Accumulated deficit                                           (10,485,152)
                                                                    ------------
               Total stockholders' equity                            (2,498,820)

               Total liabilities & stockholders' equity               $ 600,462
                                                                    ============

See Notes to Consolidated Financial Statements.

                                NUMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                          Three Months Ended
                                                                 June 30,

                                                             1996       1995
                                                           ----------- --------
Net sales                                                  $ 16,140  $  618,667
Cost of sales                                                 4,403     346,439
                                                          ----------- ---------
     Gross profit                                            11,737     272,228

Selling, general and administrative expenses                163,377     404,535
                                                          ----------- ---------
     Loss from operations                                  (151,640)   (132,307)
                                                          ----------- ----------
Interest expense, net                                      ( 39,894)   ( 43,870)
                                                          ----------- ----------
Loss before income taxes                                   (191,534)   (176,177)

Provision for income taxes                                 (    800)          0
                                                          ----------- ----------

     Net  loss                                            ($192,334)  ($176,177)
                                                          =========== =========

Per share data:
     Net loss                                               ($0.03)     ($0.03)
                                                          =========== ==========

Weighted average common
     shares outstanding                                    6,163,052   6,145,600
                                                          =========== ==========

See Notes to Consolidated Financial Statements.

                                Numex Corporation
                      Consolidated Statements of Cash Flows
             For the Three Months Ended, June 30, 1996 and 1995
                                   (Unaudited)

                                                     Three Months ended June 30
                                                     1996                 1995
                                                 ----------           ---------

Cash flows from operating activities:
Net loss                                       ($  192,333)          ($176,177)
Adjustments required to reconcile net loss to
     net cash used in operating activities:
Depreciation and amortization                        9,112              33,863
Conversion of accounts payable to common stock      11,344                   0
Changes in operating assets and liabilities:
     Accounts receivable                               302                  59
     Inventory                                     ( 8,896)             62,918
     Prepaid expenses                              (93,010)            (19,271)
     Restricted cash                               (   397)              5,964
     Deposits                                      ( 1,000)                  0
     Accounts payable                              (21,190)             13,286
     Accrued expenses                               20,464             (29,698)
     Customer deposits                              65,753                   0
                                                 ----------           ---------

          Net cash used in operating activities (  209,851)           (109,056)
                                                 ----------           ---------

Cash flows from investing activities:
     Purchase of fixed assets                            0                   0
     Purchase of intangible assets                       0                   0
     Business combination, net                           0                   0
                                                 ----------           ---------

          Net cash used in investing activities          0                   0
                                                 ----------           ---------

Cash flows from financing activities:
     Proceeds from note payable                     57,000                   0
     Proceeds from n/p to related parties           12,000              52,000
     Repayment of notes payable                  (  24,000)          (  29,816)
     Repayment of n/p to related parties         (  12,000)                  0
     Proceeds from stock subscription              170,850                   0
                                                 ----------           ---------

          Net cash provided by financing           203,850              22,184
                                                 ----------           ---------

          Net(decrease)increase in cash
           & cash equivalents                    (   6,001)          (  86,872)

          Cash and cash equivalents,
           beginning of period                      11,929             113,515
                                                 ----------           ---------

          Cash and cash equivalents,
           end of period                           $ 5,928             $26,643
                                                 ==========           =========

See Notes to Consolidated Financial Statements.

                                NUMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  June 30, 1996
                                   (Unaudited)



Supplemental cash flow information for the three months ended
June 30, as follows:

                                                      1996               1995
                                                  -----------        ----------

      Interest paid                                  $22,362            $40,004

      Income taxes paid                                  800                800


Non - financing activity for the three months ended June 30, was as follows:

                                                      1996               1995
                                                  -----------        ----------

Issuance of common stock in payment of legal
 services                                             $11,344              -

                               NUMEX CORPORATION
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  June 30, 1996
                                  (UNAUDITED)
NOTE  1.  GENERAL

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

     For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's Form 10-KSB for fiscal year ended March 31, 1996 Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ended March 31, 1997
 .
NOTE 2.      VIASTAR


     In June 1994 the Company issued 1,000,000 shares of the Company's stock to the shareholder of ViaStar Marketing Inc. in exchange for all the issued and outstanding shares of ViaStar. Of these 1,000,000 shares, 500,000 were placed in escrow pending ViaStar's achievement of certain minimum profit goals through March 31, 1997. Insofar as ViaStar is no longer in business and its assets have been assigned for the benefit of creditors, the achievement of the minimum required goals will not be met. Accordingly, as provided in the escrow agreement, the 500,000 shares in escrow shall be returned to the Company automatically at March 31, 1997, if not earlier

     Effective July 31, 1995 an assignment was made for the benefit of creditors of the assets of ViaStar Marketing, Inc. a wholly owned subsidiary of Company, resulting in a loss of $403,009. These assets are expected to yield approximately $15,000 to the creditors. The goodwill from the 1994 acquisition of ViaStar of $533,475 has been written off resulting in a combined loss of $936,484.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of  Operations

     Net sales for the three months ended June 30, 1996 were $16,140, as compared to $618,700 for the comparable period in 1995. The decrease of $602,560 is due to the discontinuance of operations of ViaStar Marketing, Inc., which subsidiary was acquired in June 1994. ViaStar's sales for the three months ended June 30, 1995 were $429,311 compared to $.00 for the same period in 1996. There was a decrease in Numex product sales (Therapy Plus) of $157,076 for the same three month period as wholesale sales were off but orders had been received in late June 1996 and July 1996 to make up the difference on an annual basis.

     Selling, general and administrative expenses during the three months ended June 30, 1996 were $163,000, as compared to $404,000 during 1996. The operations of ViaStar Marketing Inc., accounted for $.00 of current quarter expenses. The decrease of $241,000, 1996 vs. 1995 was a result of $67,000 increase in Numex selling and administrative expenses the result of $30,000 of non allocable expenses previously allocated to ViaStar, a ($15,000) reduction of officers and office salaries and wages, a result of continued cost cutting measures. An $11,000 increase in building lease costs, $20,000 increase in legal expenses, a $9,000 in consulting and $12,000 increase/decrease in miscellaneous items. ViaStar accounted for $308,000 selling, general and administrative expense for the first quarter ended June 30, 1995 with none for the first quarter ended June 30, 1996.


Financial Condition, Liquidity and Capital Resources

     Cash used in operations during the current three month period was $209,851 which was offset by a net increase in debt incurred of $203,850 resulting in a decrease of $6,001 in Registrant's cash position.

     In the past, Registrant's Chairman of The Board and principal stockholder has provided Registrant, either directly or indirectly through guarantees, with the necessary working capital needed to continue operating. However, Registrant has received no assurances, nor is there any agreement in place that the Chairman will continue to provide such funding.

Private Placement

     In April 1996 the Company commenced a private placement of 350,000 shares of convertible preferred stock and warrants of the Company which has not been completed. Gross proceeds of the offering would be $350,000 if all units are sold. As of June 20, 1996 the Company has sold 170 units for proceeds of $171,000. The net proceeds of this placement are being used to finance the reintroduction of the Product.

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

                          PART II. - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Meir Hayon v. Numex  Corporation,  et al

     Reference is made to previously filed 10-KSB march 31, 1996 litigation known as Meir Hayon v. Numex Corporation, et al that was filed in the United States District Court for the Central District of Caliofornia, on November 29, 1995.

     We are pleased to report that plaintiff informed Numex through their attorney that they are withdrawing and dicontinuing the lawsuit.

     Subsequently, the court in the matter referred to above issued its order dismissing the action on July 17, 1996; the order was filed July 22, 1996 and entered on July 25, 1996.


Item 2.  CHANGES  IN  SECURITIES

         None.

Item 3.  DEFAULT IN SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY-HOLDERS


     On April 1, 1996 by Written Consent of stockholders owning a majority of the issued and outstanding shares of Common Stock of the Company, Article IV of the Certificate of Incorporation was amended to allow the Company to issue ten million (10,000,000)shares of Preferred Stock with a par value of $1.00, in lieu of the one hundred thousand (100,000) shares with a par value of $100.00 previously authorized.

Item 5. OTHER  INFORMATION

        None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        None

                                   SIGNATURE

     Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       NUMEX CORPORATION

                                                       By /s/ William R. Fryrear
                                                       Chief Financial Officer

Dated:  August 12,  1996