Form 10QSB
period 1996-09-30
NUMEX CORP
filed 1996-11-13
CIK 318716

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB

                              --------------------

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                              --------------------

                          Commission File Number 0-9459

                                NUMEX CORPORATION
               Incorporated pursuant to the Laws of Delaware State

                              --------------------

        Internal Revenue Service -- Employer Identification No.06-1034587


               14115 S. Pontlavoy Ave. Santa Fe Springs, CA 90670
                                 (310) 404-7176

                              --------------------

Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15 (d) of the Securities Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

     Registrant had 6,167,750 shares of common stock, $.10 par value, and 170,000 shares of preferred stock, $1.00 par value, outstanding at September 30, 1996.

Traditional Small Business Disclosure Format (check one):

Yes X No

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                                NUMEX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1996
                                   (Unaudited)


                                     Assets

Current Assets:
      Cash and equivalents                                              $ 3,112
      Restricted cash                                                     4,892
      Accounts receivable                                                   151
      Inventory                                                          60,108
      Prepaid expenses                                                  150,326
                                                                    ------------
                Total current assets                                    218,589

Fixed assets, net                                                         2,832
Intangible assets, net                                                  375,774
Dubs                                                                      4,385
Deposits                                                                 13,426
                                                                    ------------
               Total assets                                          $  615,006
                                                                    ============
                       Liabilities & Stockholders' Equity

Current liabilities:
      Notes payable                                                    $725,500
      Accounts payable                                                   46,683
      Accrued expenses                                                  474,789
      Liabilities subject to assignment of assets of subsidiary         603,565
                                                                    ------------
               Total current liabilities                              1,850,537

Long -term liabilities:
      Notes payable - other, long-term                                  916,000
      Notes payable to related parties, long-term                       376,834
                                                                    ------------
               Total liabilities                                      3,143,371

Stockholders' equity:
      Preferred stock, $1 par value, 10,000,000 shares
           authorized, 170,000 issued                                   170,000
      Common stock, $.10 par value, 20,000,000 shares authorized,
           6,292,750 issued and 6,167,750 shares outstanding            629,275
      Treasury stock, at cost, 125,000 shares                          (143,324)
      Unearned portion of restricted stock issued                      (562,500)
      Additional paid in capital                                      7,875,343
      Accumulated deficit                                           (10,497,159)
                                                                    ------------
               Total stockholders' equity                            (2,528,365)

               Total liabilities & stockholders' equity               $ 615,006
                                                                    ============

See Notes to Consolidated Financial Statements.

                                NUMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months and Six Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                             Three Months Ended           Six Months Ended
                                September 30,               September 30,


                               1996       1995           1996       1995
                           ----------- ----------     ----------- ----------
Net sales                    $148,251   $313,683        $164,391    $932,350

Cost of sales                  63,216    166,487          67,619     512,925
                           ----------- ----------     ----------- -----------
     Gross profit              85,035    147,196          96,772     419,425

Selling, general and
 administrative expenses       77,949    229,886         241,326     634,422
                           ----------- ----------     ----------- -----------
     Loss from operations       7,086   ( 82,690)       (144,554)   (214,997)
                           ----------- ----------     ----------- -----------

Other Income(Expense)
 Interest expense, net       ( 43,258)  ( 14,947)       ( 93,328)   ( 58,817)
 Other Income                  24,027          0          34,203           0
Loss on assignment of assets
  for benefit of creditors
  - subsidiary                    138   (403,009)            138    (403,009)
 Loss-write-off of goodwill         0   (533,475)              0    (533,475)
                           ----------- ----------     ----------- -----------
     Total Other expense     ( 19,093)  (951,431)       ( 58,987)   (995,301)
                           ----------- ----------     ----------- -----------

Loss before income taxes     ( 12,007)(1,034,121)       (203,541) (1,210,298)

Provision for income taxes          0       (800)           (800)       (800)
                           ----------- ----------     ----------- -----------

     Net  loss               ($12,007)($1,034,921)    ($ 204,341)($1,211,098)
                           =========== ==========     =========== ===========

Per share data:
     Net loss                 ($0.002)   ($0.17)         ($0.03)     ($0.20)
                           =========== ==========     =========== ===========

Weighted average common
     shares outstanding      6,167,750  6,145,600      6,165,414   6,145,600
                           =========== ==========     =========== ===========

See Notes to Consolidated Financial Statements.

                                Numex Corporation
                      Consolidated Statements of Cash Flows
              For the Six Months Ended, September 30, 1996 and 1995
                                   (Unaudited)

                                                     Six Months ended Sept 30
                                                     1996                 1995
                                                 ----------           ----------
Cash flows from operating activities:
Net loss                                         ($204,341)         ($1,211,098)
Adjustments required to reconcile net loss to
     net cash used in operating activities:
Loss on assignment of assets to creditors                0              402,789
Loss on write-off of goodwill                            0              533,575
Depreciation and amortization                       18,085               61,123
Conversion of accounts payable to note payable      11,344                    0
Changes in operating assets and liabilities:
     Accounts receivable                               523              (   954)
     Inventory                                    ( 10,178)              68,114
     Prepaid expenses                             (113,726)             ( 8,058)
     Restricted cash                              (    571)               5,910
     Dubs                                         (  4,385)                   0
     Deposits                                     (    995)               1,249
     Accounts payable                             ( 19,644)             (37,214)
     Accrued expenses                               39,316              (18,490)
     Customer deposits                              59,943                    0
                                                 ----------           ----------


          Net cash used in operating activities (  224,629)            (203,054)
                                                 ----------           ----------

Cash flows from investing activities:
     Purchase of fixed assets                            0                    0
     Purchase of intangible assets                       0                    0
     Business combination, net                           0                    0
                                                 ----------           ----------

          Net cash used in investing activities          0                    0
                                                 ----------           ----------

Cash flows from financing activities:
     Proceeds from note payable                     88,000                    0
     Proceeds from n/p to related parties           12,000              230,000
     Repayment of notes payable                  (  25,500)           (  70,730)
     Repayment of n/p to related parties         (  12,000)           (  32,500)
     Proceeds from issuance of preferred stock     153,312                    0
                                                 ----------           ----------

          Net cash provided by financing           215,812              126,770
                                                 ----------           ----------

          Net(decrease)increase in cash
           & cash equivalents                       (8,817)             (76,284)

          Cash and cash equivalents,
           beginning of period                      11,929              113,515
                                                 ----------           ----------

          Cash and cash equivalents,
           end of period                           $ 3,112              $37,231
                                                 ==========           ==========

See Notes to Consolidated Financial Statements.

                                NUMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               September 30, 1996
                                   (Unaudited)



Supplemental cash flow information for the six months ended September 30, was as follows:

                                                      1995               1994
                                                  -----------        -----------
      Interest paid                                  $42,639            $80,251

      Income taxes paid

                                NUMEX CORPORATION
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

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

     For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's Form 10-KSB for fiscal year ended March 31, 1996. Operating results for the six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ended March 31, 1997.

NOTE 2. VIASTAR

     In June 1994 the Company issued 1,000,000 shares of the Company's stock to the shareholders of ViaStar Marketing Inc. in exchange for all the issued and outstanding shares of that company's, which merged with a wholly owned subsidiary of the Company renamed ViaStar Marketing Inc. ("ViaStar"). Of these 1,000,000 shares, 500,000 were placed in escrow pending ViaStar's achievement of certain minimum profit goals through March 31, 1997. Insofar as ViaStar is no longer in business and its assets have been assigned for the benefit of creditors, the achievement of the minimum required goals will not be met. Accordingly, as provided in the escrow agreement, the 500,000 shares in escrow shall be returned to the Company automatically at March 31, 1997, if not earlier.

     Effective July 31, 1995 an assignment was made for the benefit of creditors of the assets of ViaStar Marketing, Inc. a wholly owned subsidiary of the company, resulting in a loss of $403,000. These assets are expected to yield approximately $15,000 to the creditors. The goodwill from the 1994 acquisition of ViaStar of $533,000 has been written off resulting in a combined loss of $936,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Net sales for the six months ended September 30,1996 and 1995 were $164,000 and $932,000 respectively. $601,000 of this $768,000 decrease is due to the discontinuance of operations of ViaStar Marketing , Inc. as of July 31, 1995, and a substantial portion of the balance was due to manufacturing delays for Numex Therapy Plus. Numex Therapy Plus sales for the six months ended September 30, 1996 were $164,000 as compared to $331,000 for the six months ended September 30, 1995. Unfilled Numex Therapy Plus orders as of September 30, 1996 totaled approximately $182,000.

     For the six months ended September 30, 1996 and 1995, selling, general and administrative expenses were $241,000 and $634,000 respectively. The decrease of $393,000 is due entirely to the discontinuance of ViaStar, insofar as ViaStar's selling, general and administrative expenses for the period were $418,000.

     Net sales for the three months ended September 30, 1996 were $148,000 as compared to $314,000 for the corresponding period in 1995. The decrease of $166,000 is due entirely to the discontinuance of operations of ViaStar Marketing , Inc. as of July 31, 1995, insofar as ViaStar sales for the quarter ended September 30, 1995 were $172,000. Numex Therapy Plus sales for the quarter ended September 30, 1996 were $148,000 as compared to $142,000 for the quarter ended September 30,1995.

     Selling, general and administrative expenses during the three months ended September 30,1996 were $78,000, as compared to $230,000 during 1995. The decrease of $152,000 is a result of a) the absence of ViaStar expenses in 1996 vs. $109,000 in 1995; and b) $43,000 reduction in Numex 1996 general and administrative expenses vs. 1995.


Financial Condition, Liquidity and Capital Resources

     Cash used in operations during the current six month period was $225,000, which was offset by a net increase in debt incurred of $63,000, net proceeds from the sale of preferred stock of $153,000, and a decrease of $9,000 in Registrant's cash position.

     In the past, Registrant's Chairman of The Board and principal stockholder has provided Registrant, either directly or indirectly through guarantees, with the necessary working capital needed to continue operating. However, Registrant has received no assurances, nor is there any agreement in place that the Chairman will continue to provide such funding.


Private Placement

     In April 1996 the Company commenced a private placement of 350,000 shares of $1.00 par convertible preferred stock and warrants of the Company which if completed would provide proceeds of $350,000. As of September 30, 1996 the Company has sold 170 units for gross proceeds of $171,000, and net proceeds of $153,000. The net proceeds of this placement have been used to finance the reintroduction of the Product.


Current Plans of Registrant

Numex

     On February 6, 1996 the U.S. Food and Drug Administration (FDA) in response to a Premarket Notification (510-k) advised Registrant that it may market its Therapy Plus manual massage roller for temporary relief of minor muscular pain associated with arthritis. Registrant also previously sponsored a controlled clinical study to comply with an FTC order with respect to Therapy Plus's effectiveness in relief of pain associated with arthritis.

     Accordingly, Registrant has commenced efforts to resume marketing Therapy Plus in the United States using the newly accepted claims regarding arthritis pain through direct response television and other distribution channels. In addition, registrant will continue its wholesale sales of Therapy Plus for resale in markets outside of the United States.

     Registrant continues to conduct negotiations with a number of companies with the intent of acquiring either them or their products. Registrant's intention is to raise the requisite funding either through the issuance and sale of Registrant's stock, by issuing Registrant's stock as consideration for the acquisition, or by any other means that is agreeable to all parties involved in the transaction.

                          PART II. - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

Meir Hayon v. Numex Corporation, et al

     Reference is made to previously filed 10-KSB March 31, 1996 litigation known as Meir Hayon v. Numex Corporation, et al that was filed in the United States District Court for the Central District of California, on November 29, 1995. The court entered its order dismissing the action on July 25, 1996.


Item 2.  CHANGES IN SECURITIES

                  None.

Item 3.  DEFAULT IN SENIOR SECURITIES

                  None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     On April 1, 1996 by Written Consent of stockholders owning a majority of the issued and outstanding shares of Common Stock of the Company, Article IV of the Certificate of Incorporation was amended to allow the Company to issue ten million (10,000,000) shares of Preferred Stock with a par value of $1.00, in lieu of the one hundred thousand (100,000) shares with a par value of $100.00 previously authorized.

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

                               NUMEX CORPORATION

                               By /s/ Jack I. Salzberg President and Chairman

Dated: November 12, 1996