Form 10QSB
period 1996-12-31
NUMEX CORP
filed 1997-02-13
CIK 318716

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB

                              --------------------

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 1996

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


               14115 S. Pontlavoy Ave. Santa Fe Springs, CA 90670
                                 (562) 404-7176

                              --------------------

Check  whether the  registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15 (d) of the Securities Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

     Registrant had 6,167,750 shares of common stock, $.10 par value, and 170,000 shares of preferred stock, $1.00 par value, outstanding at December 31, 1996.

Traditional Small Business Disclosure Format (check one):

Yes X No

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                                NUMEX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               December 31, 1996
                                   (Unaudited)


                                     Assets

Current Assets:
      Cash and equivalents                                              $10,921
      Restricted cash                                                     5,680
      Accounts receivable                                                 1,377
      Inventory                                                          47,081
      Prepaid expenses                                                  133,966
                                                                    ------------
                Total current assets                                    199,025

Fixed assets, net                                                         2,113
Intangible assets, net                                                  367,462
Dubs                                                                      7,195
Deposits                                                                 20,891
                                                                    ------------
               Total assets                                          $  596,686
                                                                    ============
                       Liabilities & Stockholders' Equity

Current liabilities:
      Notes payable                                                  $1,078,834
      Accounts payable                                                   71,432
      Accrued expenses                                                  518,691
      Liabilities subject to assignment of assets of subsidiary         603,565
                                                                    ------------
               Total current liabilities                              2,272,522

Long -term liabilities:
      Notes payable - other, long-term                                  600,000
      Notes payable to related parties, long-term                       300,000
                                                                    ------------
               Total liabilities                                      3,172,522

Stockholders' equity:
      Preferred stock, $1 par value, 10,000,000 shares
           authorized, 170,000 issued                                   170,000
      Common stock, $.10 par value, 20,000,000 shares authorized,
           6,292,750 issued and 6,167,750 shares outstanding            629,275
      Treasury stock, at cost, 125,000 shares                          (143,324)
      Unearned portion of restricted stock issued                      (562,500)
      Additional paid in capital                                      7,875,343
      Accumulated deficit                                           (10,544,630)
                                                                    ------------
               Total stockholders' equity                            (2,575,836)

               Total liabilities & stockholders' equity               $ 596,686
                                                                    ============

See Notes to Consolidated Financial Statements.

                                NUMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended December 31, 1996 and 1995
                                   (Unaudited)

                             Three Months Ended           Nine Months Ended
                                December 31,               December 31,


                               1996       1995           1996       1995
                           ----------- ----------     ----------- ----------
Net sales                    $112,907   $  4,149        $277,298    $936,499

Cost of sales                  44,622      1,072         112,241     513,996
                           ----------- ----------     ----------- -----------
     Gross profit              68,285      3,077         165,057     422,503

Selling, general and
 administrative expenses       99,374    105,019         340,700     739,442
                           ----------- ----------     ----------- -----------
     Loss from operations     (31,089)  (101,942)       (175,643)   (316,939)
                           ----------- ----------     ----------- -----------

Other Income(Expense)
 Interest expense, net       ( 46,796)  ( 46,029)       (140,124)   (136,039)
 Other Income                  30,415    122,590          64,618     153,783
Loss on assignment of assets
  for benefit of creditors
  - subsidiary                   -          -                137    (403,009)
 Loss-write-off of goodwill      -          -               -       (533,475)
                           ----------- ----------     ----------- -----------
     Total Other expense     ( 16,381)  ( 76,561)       ( 75,369)   (918,740)
                           ----------- ----------     ----------- -----------

Loss before income taxes     ( 47,470)  ( 25,381)       (251,012) (1,235,679)

Provision for income taxes       -          -               (800)       (800)
                           ----------- ----------     ----------- -----------

     Net  loss               ($47,470)   ($25,381)     ($251,812)($1,236,479)
                           =========== ==========     =========== ===========

Per share data:
     Net loss                 ($0.008)   ($0.004)         ($0.04)     ($0.20)
                           =========== ==========     =========== ===========

Weighted average common
     shares outstanding      6,167,750  6,145,600      6,166,195   6,145,600
                           =========== ==========     =========== ===========

See Notes to Consolidated Financial Statements.

                                Numex Corporation
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended, December 31, 1996 and 1995
                                   (Unaudited)

                                                  Nine Months Ended December 31
                                                     1996                 1995
                                                 ----------           ----------
Cash flows from operating activities:
Net loss                                         ($251,812)         ($1,236,478)
Adjustments required to reconcile net loss to
     net cash used in operating activities:
Loss on assignment of assets to creditors                0              402,789
Loss on write-off of goodwill                            0              533,474
Depreciation and amortization                       13,165               71,183
Conversion of accounts payable to note payable      11,344                    0
Changes in operating assets and liabilities:
     Accounts receivable                              (703)             ( 1,886)
     Inventory                                       2,850               69,126
     Prepaid expenses                             ( 97,366)             ( 8,165)
     Restricted cash                              (  1,359)               5,881
     Dubs                                         (  7,195)                   0
     Deposits                                     (  8,460)               1,249
     Accounts payable                                5,105             (211,097)
     Accrued expenses                               41,218               29,948
     Customer deposits                             101,943               34,240
                                                 ----------           ----------


          Net cash used in operating activities (  191,270)            (309,735)
                                                 ----------           ----------

Cash flows from investing activities:
     Purchase of fixed assets                            0              (   914)
     Cash proceeds from insurance settlement
       for lost tooling                             13,950                    0
                                                 ----------           ----------

          Net cash used in investing activities     13,950              (   914)
                                                 ----------           ----------

Cash flows from financing activities:
     Proceeds from note payable                    100,000              332,000
     Repayment of notes payable                  (  77,000)           ( 112,730)
     Proceeds from issuance of preferred stock     153,312                    0
                                                 ----------           ----------

          Net cash provided by financing           176,312              219,270
                                                 ----------           ----------

          Net(decrease)increase in cash
           & cash equivalents                       (1,008)             (91,379)

          Cash and cash equivalents,
           beginning of period                      11,929              113,515
                                                 ----------           ----------

          Cash and cash equivalents,
           end of period                           $10,921              $22,136
                                                 ==========           ==========

See Notes to Consolidated Financial Statements.

                                NUMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               December 31, 1996
                                   (Unaudited)



Supplemental cash flow information for the nine months ended December 31, was as follows:

                                                      1996               1995
                                                  -----------        -----------
      Interest paid                                  $61,329            $94,221

      Income taxes paid                                  800                800

                                NUMEX CORPORATION
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                               December 31, 1996
                                   (Unaudited)

NOTE 1.  GENERAL

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions from Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation of the consolidated financial statements have been included.

     For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's Form 10-KSB for fiscal year ended March 31, 1996. Operating results for the six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ended March 31, 1997.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Net sales for the nine months ended December 31,1996 and 1995 were $277,000 and $936,000 respectively. $601,000 of this $659,000 decrease is due to the discontinuance of operations of ViaStar Marketing , Inc. as of July 31, 1995 Numex Therapy Plus sales for the nine months ended December 31, 1996 were $277,000 as compared to $335,000 for the nine months ended December 31, 1995. Unfilled Numex Therapy Plus orders as of December 31, 1996 totaled approximately $101,024.

     For the nine months ended December 31, 1996 and 1995, selling, general and administrative expenses were $341,000 and $739,000 respectively. The decrease of $398,000 is due entirely to the discontinuance of ViaStar, insofar as ViaStar's selling, general and administrative expenses for the 1995 period were $418,000.

     Net sales for the three months ended December 31, 1996 were $113,000 as compared to $4,000 for the corresponding period in 1995. The increase of $109,000 compensates for the prior quarters' decreased sales of Therapy Plus due to manufacturing delays.

     Selling, general and administrative expenses during the three months ended December 31,1996 were $99,000, as compared to $105,000 during 1995. The decrease of $6,000 is a result of Numex's further cost cutting measures.


Financial Condition, Liquidity and Capital Resources

     Cash used in operations during the current nine month period was $191,000, which was offset by a net increase in debt incurred of $23,000, net proceeds from the sale of preferred stock of $153,000, net cash proceeds from insurance settlement for lost tooling of $14,000 and a decrease of $1,000 in Registrant's cash position.

     In the past, Registrant's Chairman of The Board and principal stockholder has provided Registrant, either directly or indirectly through guarantees, with the necessary working capital needed to continue operating. However, Registrant has received no assurances, nor is there any agreement in place that the Chairman will continue to provide such funding.


Private Placement

     In April 1996, the Company commenced a private placement of 350,000 shares of $1.00 par convertible preferred stock and warrants of the Company which if completed would have provided proceeds of $350,000. As of September 30, 1996 the Company has sold 170 units for gross proceeds of $171,000, and net proceeds of $153,000. The net proceeds of this placement have been used to finance the reintroduction of the Product.


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

     Accordingly, Registrant commenced efforts to resume marketing Therapy Plus in the United States using the newly accepted claims by the government regulatory agency, regarding arthritis pain through direct response television, which to date has not been economically effective. In addition, registrant will continue its wholesale sales of Therapy Plus for resale in markets outside of the United States.

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

                          PART II. - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

Financial Advertising Services, Inc., etc. v. Numex Corporation, Etc., et al LASC Case No. BC 162019

     The litigation known as Financial Advertising Services, Inc. d.b.a. FMS Direct, a California Corporation ("FMS") (the "Plaintiff"). v. Numex Corporation, a Delaware Corporation (the "Company") (the "Defendants"), et al. was filed in the Superior Court of the State of California for the County of Los Angels, on December 5, 1996. The action alleges that the supplier, FMS, and the Company entered into a contract and pursuant to the contract FMS is seeking $20,000 in payments due. The Company is unable to determine, if any, the ultimate outcome of the lawsuit, but management of the Company believes the claims are without merit.


Item 2.  CHANGES IN SECURITIES

                  None.

Item 3.  DEFAULT IN SENIOR SECURITIES

                  None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     On April 1, 1996 by Written Consent of stockholders owning a majority of the issued and outstanding shares of Common Stock of the Company, Article IV of the Certificate of Incorporation was amended to authorize the Company to issue ten million (10,000,000) shares of Preferred Stock with a par value of $1.00, in lieu of the one hundred thousand (100,000) shares with a par value of $100.00 previously authorized.

Item 5.  OTHER INFORMATION

                  None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


                           None.

                                    SIGNATURE


     Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NUMEX CORPORATION

                               By /s/ Jack I. Salzberg
                               President and Chairman of the Board

Dated: Dated: February 11, 1997