Form 10KSB
period 1997-03-31
NUMEX CORP
filed 1997-07-02
CIK 318716

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the FISCAL YEAR ended, March 31, 1997

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                          Commission File Number 0-9459

                               NUMEX CORPORATION
             (Exact name of Registrant as specified in its charter)

           Delaware                                       06-1034587
(State or Other  Jurisdiction  of      I.R.S.  Employer Identification  Number)
Incorporation or Organization)

14115 S. Pontlavoy Ave. Santa Fe Springs,  CA                            90670
(Address of Principal  Executive Offices)                             (Zip Code)
                                 (562) 404-7176
                (Issuer's Telephone Number, Including Area Code)

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

Revenues for the fiscal year ended March 31, 1997 were $296,357.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1997, amounted to approximately $2,175,591.

Registrant had 5,967,750 shares of its common stock, $.10 par value,and 170,000 of Preferred Stock, $1.00 par value outstanding at March 31, 1997.

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

     Subsequently, on March 26, 1997, in the Circuit Court of the Sixth Judicial Circuit in and for Pineallas County, Florida, Case No. 95-00493-CI-19 regarding ViaStar Marketing, Inc. (the "Assignor") v. Michael E. Moecker (the "Assignee") the court issued an order on Assignee's Final Report and Petition for Discharge of Assignee and Release of Bond, and discharged the Assignee from any further obligations and released the Assignee's bond.

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

     During late July through November 1996, Registrant produced a new infomercial and commenced media tests and resumed marketing Therapy Plus in the United States, using the newly accepted claims by the government regulatory agency, regarding arthritis pain. The efforts were not successful. The primary reason for the unsuccessful media attempt was the substantial higher media costs.

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

     The inventor of the Product obtained a United States patent for the Product in February 1991. Registrant and the patent owner entered into a license agreement (the "License Agreement") as of January 1, 1992. The License Agreement grants to Registrant an exclusive license to market, manufacture and sell the Product in the United States and its possessions and territories for the remaining life of the patent, which is currently eleven years. Thereafter, the design of the Product will be in the public domain and Registrant as well as other companies will have the right to market, manufacture and sell the Product.

     As a condition for obtaining the License Agreement, Registrant paid the patent owner a one-time license fee of $120,000. This payment was made in June 1992 and was capitalized as an intangible asset. On March 31, 1997 the remaining value of the license fee and related expenses were written off. The License Agreement also provides for royalties at a rate ranging from $.50 per unit to $1.20 per unit depending on the method of distribution used.

     At March 31, 1997, Registrant owed the patent owner an aggregate of $355,518 in accrued royalties, consisting of $544 relating to fiscal year 1997, $5,744 relating to fiscal year 1996 sales, $18,073 relating to fiscal year 1995 sales, $13,895 relating to fiscal year 1994 sales, $76,962 relating to fiscal year 1993 sales and minimum calendar year royalty requirements relating to 1997 & 1994 for $124,181 and $116,119 respectively. Per the terms of the License Agreement, however, Registrant's position is that per the Licensee Registrant's obligation to pay the minimum and accrued royalties are stayed due to government intervention into the marketing of the product (see Government Regulation) as provided for in the license agreement.

Customers

     The Product is currently being sold primarily to the general public either through wholesalers and export distributors. The target purchaser is any individual who experiences muscular pain.

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

Employees

     As of March 31,  1997,  Registrant  employed 2  full-time  employees  and 1 part-time employee. These employees performed services in administration, marketing, order processing, shipping, customer service and accounting. Registrant believes it is on good terms with its employees and does not foresee any labor difficulties in the future.

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

     Subject to ViaStar's Marketing , Inc. achieving certain earnings goals, 500,000 of the shares issued to ViaStar Florida are being held in escrow (the "Escrow Shares"). The Acquisition Agreement provided that if the cumulative net income of ViaStar did not aggregate $900,000 prior to March 31, 1997, one and eleven one hundredths (1.11) Escrow Shares would be released for each dollar of cumulative net income over $450,000 at March 31, 1997. The acquisition of ViaStar was an arm's length transaction and the consideration was arrived at by good faith negotiation between the parties.

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

     By July 31, 1995 ViaStar had exhausted the capital provided by its parent and an assignment for the benefit of ViaStar's creditors was made on July 31, 1995 pursuant to Chapter 727 of the Florida State Statutes.

     Subsequently, on March 26, 1997, in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, Case No. 95-00493-CI-19 regarding ViaStar Marketing, Inc. (the "Assignor") v. Michael E. Moecker (the "Assignee") the court issued an order on Assignee's Final Report and Petition for Discharge of Assignee and Release of Bond, and discharged the Assignee from any further obligations and released the Assignee's bond.

     On March 28, 1997 a Certificate of Dissolution was filed with the Secretary of State of Delaware authorizing the dissolution of ViaStar Marketing, Inc.

ViaStar - Release of Escrow Shares

     Further to the "Acquisition of ViaStar Marketing, Inc.". as written above, on the June 6, 1994 there was an Escrow Agreement made between Numex and three directors of ViaStar Marketing, which provided for 500,000 shares of Numex common stock to be issued to them. The Escrowed Shares were placed under certain financial conditions. The financial goals were never met by the ViaStar directors. Numex's Counsel, as Escrow Agent, held the Escrowed shares, and now, in accordance with the terms of the agreement, has released the Escrow Shares to Numex as of March 31, 1997. Upon the Company's instruction the shares were placed into the Company's treasury stock with the Company's Transfer Agent.

ITEM 2.  PROPERTIES

Registrant operated from one facility during fiscal year 1997 as follows:

     14115 South Pontlavoy Avenue, Santa Fe Springs, California 90670

     Numex moved into its current location on February 1, 1995. The new office space is used for general office space, customer service and shipment of Product, and until July 1995, was used to provide fulfillment services for ViaStar. The facility contains 12,460 square feet, including shipping facilities. The monthly rental is $5,732 plus taxes, insurance and other maintenance costs. Registrant occupies this facility under a three-year lease which expires in January 31, 1998. The Company also subleases a certain section of the space for $2,250 per month.

ITEM 3.  LEGAL PROCEEDINGS


Financial Advertising Services, Inc., etc. v. Numex Corporation, Etc., et al LASC Case No. BC 162019

     As previously reported in the Registrant's 10-Q filed December 31, 1996, the litigation known as Financial Advertising Services, Inc. d.b.a. FMS Direct, a California Corporation ("FMS") (the "Plaintiff"). v. Numex Corporation, a Delaware Corporation (the "Company") (the "Defendants"), et al. was filed in the Superior Court of the State of California for the County of Los Angeles, on December 5, 1996. The action alleged that the supplier, FMS, and the Company entered into an agreement dated March 21, 1996, (the "Agreement") and pursuant to the Agreement, FMS was seeking $20,000 in accordance with paragraph 5.5 Additional Payments.

     Subsequently, the lawsuit filed against Registrant by Financial Advertising Services, Inc. has been settled. Pursuant to the Settlement Agreement, Registrant is required to pay FMS $20,000, payable $3,000 on April 15, 1997 and $1,545.45 per month for eleven months thereafter.

Belin Rawlings & Badal LLP and Numex Corporation and Jack I. Salzberg American
 Arbitration Association RE:72 194 01200 96

     On December 6, 1997 Belin Rawlings & Badal LLP (the "Claimants") filed a Demand for Arbitration before the American Arbitration Association in a proceeding entitled In the Matter of the Arbitration between Belin Rawlings & Badal LLP, and Numex Corporation and Jack I. Salzberg (the "Respondents") (Case No. 72 194 01200 9) (the "Proceeding"). The proceeding arose out of an allegation by the Claimants that pursuant to a Promissory Note and Agreement dated June 28, 1994 (the "Agreement") by and between Belin Rawlings & Badal LLP and Numex Corporation and Mr. Salzberg, the Respondents failed to meet an obligation to pay an unpaid principal in the amount of $151,000.

     Subsequently, on May 15, 1997, the American Arbitration Association awarded to the Claimants,Belin Rawlings & Badall LLP a total amount of $208,778, plus interest, at the rate of 10% per annum from May 6, 1997.

     Discussions are currently being held by the Company and the Plaintiff to convert this amount into common stock of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 1, 1996 by Written Consent of stockholders on owning a majority of the issued and outstanding shares of Common Stock of the Company, Article IV of the Certificate of Incorporation was amended to authorize the Company to issue ten million (10,000,000) shares of Preferred Stock with a par value of $1.00, in lieu of the one hundred thousand (100,000) shares with a par value of $100.00 previously authorized and as reported on Registrant's 10-Q June 30, 1996.

                              PART II.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Registrant's stock is traded in the over the counter market. The following table sets forth the range of high and low bid and ask quotations for each of the fiscal quarters for the years ending March 31, 1996 and March 31, 1997, as reported by the National Quotation Bureau, Inc.


Fiscal Year Ended                     Range of Bid/Ask Quotes
                                     High                 Low
March 31, 1996                   Bid     Ask          Bid    Ask
First Quarter                    1/2    1 1/8         1/8    5/8
Second Quarter                   7/16   15/16         1/4    9/16
Third Quarter                    7/16   15/16         1/4    9/16
Fourth Quarter                   1/2      1           1/4    5/8

March 31, 1997
First Quarter                    5/8    15/16         7/16   11/16
Second Quarter                   5/8    15/16         3/8    9/16
Third Quarter                    1/2    3/4           3/8    5/8
Fourth Quarter                   19/32  11/16         3/8    5/8

     The above quotations represent prices between dealers and do not include retail markup, markdown or commission, and do not represent actual transactions.

     As of March 31, 1997 there were approximately 430 shareholders of record of Registrant's Common Stock. This number does not reflect individual participants in security position listings held in "street name" accounts.

     Registrant has not paid any cash or stock dividends on its common stock since its incorporation and anticipates that, for the foreseeable future, any earnings will be retained for use in Registrant's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Net sales during fiscal year 1997 were $296,000 as compared to $1,023,000 during fiscal year 1996. Of the last year's net sales, $601,000 is the result of ViaStar's four months operation. The 30% net decrease in Numex sales from last year's $422,000 represents the combination of $24,000 increase in consumer sales as a result of the Therapy Plus new infomercial and $150,000 decrease in wholesale sales.

     Numex cost of sales as a percentage of net sales increased from 45% during the fiscal year 1996 to 52% during the fiscal year 1997. The net increase was primarily due to write offs of slow moving inventories. ViaStar's portion for the year 1996 was $365,000.

     Selling, general and administrative expenses during fiscal year 1997 were $653,000, as compared to $864,000 during the prior year of which $422,000 is ViaStar's. Current year's expenses consists of 20% video production costs, 19% royalty requirement and 61% normal operating expenses The 52% overall increase was primarily due to the new video production cost and royalty requirement. Otherwise, 10% decrease compared to prior year's $442,000 in normal operating costs was due to effective cost cutting measures.

     The Licensing Agreement the Company entered into with the German inventor, had a provision in it that if the operations of Numex are halted by any government agency or action, that the minimum license fee of $125,000 per annum would be stayed.

     In February 1992 the Company signed a consent order from the Federal Trade Commission "FTC", which prohibited the Company from making or using certain claims or endorsements, which had previously proven extremely effective in marketing the Product. After a 3 year clinical study, the Food and Drug
Administration ("FDA") gave the Company permission to market the Therapy Plus Product using only a limited number of the original claims and endorsements.

     Consequently the new and revised infomercials, using the limited claims and endorsements, allowed by the FDA tested below expectations and the media testing was discontinued. The discontinuance of the airing of the infomercial for all practical purposes, took away the momentum of the sales equal to 98%.

     In February 1996, the FDA approval became totally moot for the following two reasons:

     1.  Momentum  had been lost.
     2. The cost of the media airtime during the interim had gone up several fold, causing the company to abandon the testing of the new infomercial in November and December 1996.

     Accordingly, Management's opinion of the $125,000 minimum license fee is that it need not be paid because it is an outcome of the same government agency action causing the Company to abandon its marketing program.

     Therefore, it is Management's humble opinion that the liabilities related to actual sales should be the only one recognized in the books for $115,000.

     Net loss from operations during the fiscal year 1997 was $512,000 compared to $399,000 in fiscal year 1996. For fiscal 1996, ViaStar's loss was $186,000 and Numex loss was $213,000.

     Net interest expense during fiscal year 1997 and 1996 were $204,000 and $183,000. Of the 1996 interest expense $2,000 was ViaStar and $181,000. The increase in Numex current year's interest expense which was to increased borrowings to continue ongoing operations.

     Other income Numex for fiscal year 1997 and 1996 were $41,000 and $219,000. For the fiscal year 1997, $30,000 were from product liability insurance refund and cost recoveries and $11,000 reversal of accrued expenses.


Financial Condition, Liquidity and Capital Resources

     Net cash used in operations during fiscal year 1997 was $204,000. Registrant funded this usage from notes payable proceeds and sale of preferred stock which resulted in net cash flows from financing activities of $225,000. Cash used for operating activities exceeded cash generated by operating revenues as a result of low sales volumes which were not adequate to cover minimum overhead costs.

     Registrant's liquidity is negatively affected by Registrant's current low sales volumes and its debt maturities. However, Registrant believes that, if necessary, it would be successful in either extending the maturity dates on certain debt obligations, in aggregate of $631,000 as they mature or obtaining new debt financing to retire existing debt as it matures. At March 31, 1997, Registrant's Chairman of the Board converted $300,000 of notes payable due him into common stock at the rate of $1.00 per share.

     Because Registrant's liquid assets are currently insufficient to meet cash requirements of its ongoing operations, Registrant plans to continue to rely upon external financing sources in the near future.

     Accrued expenses of $694,000 are mainly royalties of $356,000. Of the $356,000, $240,000 is due for the minimum royalties under the licensing agreement. Given the FTC's order for the company to cease sale of the product in 1992, the company is in discussion with the license holder to waive the minimum royalties. The remaining accrued expenses consist of accrued interest of $195,000, customer deposits $116,000, audit fees $21,000 and miscellaneous expenses for $6,000.

     In the past, Registrant's Chairman of the Board and principal stockholder has provided Registrant, either directly or indirectly through guarantees, with the necessary working capital needed to continue operating. However, Registrant has received no assurances that its Chairman of the Board will continue to provide such funding.

Private Placement

     In April 1996 the Company commenced a private placement of 350,000 shares of $1.00 par convertible preferred stock and warrants of the Company pursuant to a private placement memorandum dated April 8, 1996 and would have provided proceeds of $350,000 if all units were sold. The offering closed on our about September 30, 1996 with a total of 170,000 shares of the Registrant's preferred stock issued. The Company sold 170 units for gross proceeds of $171,000. The net proceeds, $140,000, of this placement were used to finance the reintroduction of the Product.

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

     Accordingly, the Company plans to continue marketing Therapy Plus through wholesale and export distributors, using the newly accepted claims by the government regulatory agency, regarding arthritis pain. The Company is currently negotiating with several major companies to distribute the Therapy Plus Product.

     Since late fall 1996, Management has been intensively pursuing acquisitions of a profitable business. Management has been reviewing several acquisition candidates. In anticipation of possible acquisitions the Company has established a relationship with a medium size investment banking house which specializes in private placements of securities and notes with institutional investors.

     Management is now in the process of due diligence phase of several acquisition candidates, whose revenues range from $4 - $30 million annual sales.

     Although, there is no guarantee that any of the proposed acquisitions will materialize, there is reasonable anticipation, once the target company is definitely established and meets all the criteria of the Company and institutional investors that funds can be obtained to finalize such an acquisition.

     It is to be noted that the Company has approximately a $6.5 million tax loss carryforward which can be available to be utilized by any profitable acquisition.

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


Inflation and Changing Prices

     Registrant does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

ITEM 7.  FINANCIAL STATEMENTS
         Index to Financial  Statements
                                                                           Page
Report of Independent Certified Public Accountants                           13

Consolidated Balance Sheet As of March 31, 1996                              14

Consolidated Statements of Operations for the Years Ended March 31, 1996
and 1995                                                                     15

Consolidated Statements of Stockholders' Deficiency for the Years
Ended March 31, 1996 & 1995                                                  16

Consolidated Statements of Cash Flows for the Years Ended March 31, 1996
and 1996                                                                     17

Notes to Consolidated Financial Statements                                18-26

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Numex Corporation

     We have audited the accompanying consolidated balance sheet of Numex Corporation and subsidiary as of March 31, 1997 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the two years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Numex Corporation and subsidiary as of March 31, 1997, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses from operations, has negative cash flows from operations, and has a net capital deficiency. These factors, among others as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
June 3, 1997

                        Numex Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1997


                                     ASSETS

Current assets
Cash and cash equivalents                                       $   14,981
Restricted cash (Note 3)                                             5,775
Accounts receivable                                                  9,058
Inventories (Note 4)                                                 8,824

Total current assets                                                38,638

Fixed assets, net (Note 5)                                          18,910
Deposits                                                            12,391

Total assets                                                    $   69,939


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Notes payable, current portion (Note 6)                         $1,122,778
Notes payable - related parties (Note 12)                           76,834
Accounts payable                                                    78,699
Accrued expenses (Note 7)                                          693,790

Total current liabilities                                        1,972,101

Notes payable, less current portion (Note 6)                       600,000

Total liabilities                                                2,572,101

Commitments and contingencies (Note 13)

Stockholders' deficiency
Preferred stock, $1.00 par value, 10,000,000 shares authorized;
 170,000 shares issued and outstanding                             170,000
Common stock, $.10 par value, 20,000,000 shares authorized;
 6,592,750 shares issued and 5,967,750 shares outstanding          659,275
Treasury stock, at cost, 625,000 shares                           (705,824)
Additional paid-in capital                                       8,132,280
Accumulated deficit                                            (10,757,893)

Total stockholders' deficiency                                  (2,502,162)

Total liabilities and stockholders' deficiency                  $   69,939

     The accompanying notes are integral part of the financial statements.

                        Numex Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the years ended March 31, 1997 and 1996


                                                            1997        1996

Net sales (Note 8)                                    $  296,357  $1,022,878

Cost of sales                                            155,203     557,409

Gross profit                                             141,154     465,469

Selling, general and administrative expenses             653,447     864,139

Loss from operations                                    (512,293)   (398,670)

Other (Expense) income
Interest expense, net                                   (203,766)   (183,224)
Other income                                              40,618     218,796
Write-off of intangible assets in excess of net
 present value                                          (392,398)
Write-off of cost in excess of fair value of net
 assets acquired                                                    (533,474)
Loss on assignment of assets for benefit
 of creditors of subsidiary                                         (399,572)

Total other (expense) income                            (555,546)   (897,474)

Loss before provision for income taxes and
 extraordinary item                                   (1,067,839) (1,296,144)

Provision for income taxes(Note 9)                           800         800

Loss before extraordinary item                       (1,068,639)  (1,296,944)

Extraordinary item - gain on extinguishment of
 debt (Note10)                                          603,565

Net Loss                                              $(465,074) $(1,296,944)

Loss per share before extraordinary item              $   (0.18)

Gain per share attributable to extraordinary item     $    0.10

Net loss per share                                    $   (0.08) $     (.21)

Weighted average common shares outstanding            6,166,031   6,145,600

      The accompanying notes are integral part of the financil statements.

                        Numex Corporation and Subsidiary
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  For the years ended March 31, 1997 and 1996

                                                                                    Unearned
                                                                                    Portion of  Additional
                          Preferred Stock     Common Stock       Treasury Stock     Restricted  Paid-In  Accumulated
                          Shares  Amount    Shares    Amount    Shares    At Cost  Stock Issued Capital    Deficit        Total

Balance,  March 31, 1995                    6,270,600 $627,060  125,000   (143,324) (562,500)$7,882,903  $(8,995,875)  (1,191,736)

Net loss                                                                                                  (1,296,944)  (1,296,944)

Balance, March 31, 1996                     6,270,600 $627,060  125,000  $(143,324)$(562,500)$7,882,903 $(10,292,819) $(2,488,680)

Preferred stock issued   170,000  $170,000
 for cash                                                                                           850                   170,850

Offering costs                                                                                  (30,602)                  (30,602)

Common stock issued
 for conversion of debt                       322,150   32,215                                  279,129                   311,344

Conversion or restricted
 stock to Treasury stock                                        500,000   (562,500)  562,500

Net Loss                                                                                                    (465,074)   (465,074)

Balance, March 31, 1997   170,000 $170,000  6,592,750 $659,275  625,000  $(705,824)    $0    $8,132,280 $(10,757,893)$(2,502,162)


         The accompanying notes are an integral part of these financial statements.

                        Numex Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the years ended March 31, 1997 and 1996



                                                            1997        1996
Cash flows from operating activities
Net loss                                              $( 465,074) $(1,296,944)
Adjustments required to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                              3,249      81,895
Write-off of cost in excess of fair value of
net assets acquired of subsidiary                                    533,474
Loss on assignment of assets of subsidiary                           399,352
Write-off of intangible asset                            392,398
Gain on extinguishment of debt                          (603,565)
Legal fees and interest expense accrued as
 loan payable                                             57,778
(Increase) Decrease in:
Accounts receivable                                      ( 8,384)      ( 579)
Inventory                                                 41,106      82,419
Prepaid expenses and other current assets                 36,600     (43,465)
Deposits                                                      40       7,483
(Decrease) Increase in:
Accounts payable                                          23,715    (210,628)
Accrued expenses                                         318,261     (17,850)

Net cash used in operating activities                   (203,876)   (464,843)

Cash flows from investing activities
Purchase of fixed assets                                 (17,866)     (1,364)

Net cash used in investing activities                    (17,866)     (1,364)

Cash flows from financing activities
Restricted cash                                           (1,454)      5,851
Repayment of notes payable                               (59,000)   (100,730)
Proceeds from notes payable                              145,000     472,000
Repayment of notes payable - related parties             (12,000)    (17,500)
Proceeds from notes payable - related parties             12,000       5,000
Sale of preferred stock                                  170,850
Offering costs                                           (30,602)

Net cash provided by financing activities                224,794     364,621

Net (decrease) increase in cash and cash equivalents       3,052    (101,586)

Cash and cash equivalents, beginning of year              11,929     113,515

Cash and cash equivalents, end of year                   $14,981     $11,929

See Note 14 for supplemental disclosure of cash flow information.




   The accompanying notes are an integral part of these financial statements.

                               Numex Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the years ended March 31, 1997 and 1996

NOTE 1 - ORGANIZATION  AND  MANAGEMENT'S  PLANS

     On August 2, 1995, ViaStar filed, and was granted, a petition commencing an assignment for the benefit of creditors, pursuant to Chapter 727 of the Florida State Statutes. The book value of the assets in the amount of $399,352 was assigned to the trustee for the benefit of the creditors and has been charged to earnings. As a result of the petition, the Company determined that there had been a permanent impairment in the carrying value of goodwill, and the remaining unamortized balance of $533,474 has been charged to earnings for the year ended March 31, 1996. ViaStar sales were $601,000 in 1996.

     On March 28, 1997, the shareholders of ViaStar dissolved the corporation under Delaware state law (see Note 10).

     The Company's consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the absence of the airing of the Infomercial, the Company incurred net losses during 1996 and incurred net losses during 1997 after airing a new infomercial, and has a net capital deficiency. Also during the fiscal years 1997 and 1996, the Company experienced insufficient cash flows from operations, and funds for operations were obtained through the issuances of notes payable and preferred stock. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's continued existence is dependent upon its ability to achieve a new operating plan, its success of selling Therapy Plus through wholesale distributors. Management's plans in connection with this uncertainty is as follows:

     The Company plans to continue marketing Therapy Plus through wholesale distributors and exporters.

     Since late fall of 1996, management has been intensively pursuing acquisitions of a profitable business. Management has been reviewing several acquisition candidates. In anticipation of possible acquisitions, the Company has established a relationship with a medium-size investment banking house which specializes in private placements of securities and notes with institutional investors.

     The Company has approximately a $6,500,000 tax loss carryforward which is or could be available to be utilized by a profitable acquisition. The loss carryforward would be limited on an annual basis if change in ownership is significant.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

     The Company considers cash on hand, deposits in banks, and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of these assets approximate fair value due to the short maturity of the instruments.

Inventories

     Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out ("FIFO") method.

Fixed Assets

     Fixed assets are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals, and betterments are capitalized. When fixed assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

     Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The following are the estimated useful lives:

     Furniture and fixtures                                         3 years
     Tools and dies                                            3 to 5 years

     Depreciation expense was $3,305 and $40,493 for fiscal years ended March 31, 1997 and 1996, respectively.

Impairment of Long-Lived Assets

     In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Impairment losses would be recognized if the carrying amounts of the assets exceed the fair value of the asset. The impact of such adoption resulted in the write-off of $392,398 for the purchased intangibles and the costs of obtaining a licensing agreement from the patent holder of the Product.

Advertising

     The Company expenses the cost of advertising the first time the advertising takes place, except for direct-response advertising. Direct-response advertising consists primarily of cost to produce a television infomercial. The cost of direct-response advertising is deferred and amortized over the expected revenue stream of approximately six to twelve months.

     For the year ended March 31, 1997, direct-response advertising costs of approximately $113,000 were expensed due to the unsuccessful attempt of a direct-response advertising campaign during 1997.

Revenue Recognition

     Sales and related cost of sales are recorded upon shipment of the Product. The Company has an unconditional money-back guarantee policy under which the full sale price is returned to retail customers if the Product is returned within 30 days from the date of sale. The Company has estimated provision for future returns for sales to retail customers.

Income Taxes

     The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes."

     Deferred income tax assets result from temporary differences when certain amounts are deducted for financial statements purposes and when they are deducted for income tax purposes.

Net Loss Per Share

     Net loss per common share is computed based on the weighted average number of common shares outstanding. The shares to be issued upon exercise of outstanding stock options are not included as common stock equivalents as they are anti-dilutive.

Fair Value of Financial Instruments

     The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for debt also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

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


NOTE 3 - RESTRICTED CASH

     As of March 31, 1997, the Company had $5,775 of restricted cash to serve as collateral for a credit card reserve.


NOTE 4 - INVENTORIES

Inventory consists of the following:

    Finished goods                                      $          2,647
    Supplies and packaging                                         6,177

                      Total                             $          8,824


NOTE 5 - FIXED ASSETS

Fixed assets consist of the following:

    Furniture and fixtures                              $        178,507
    Tools and dies                                                38,259

                                                                 216,766
             Less accumulated depreciation                       197,856

                      Total                             $         18,910

NOTE 6 - NOTES PAYABLE

Notes payable consist of the following:

Unsecured promissory note, bearing interest at 10%, due
  on demand.  The note is personally guaranteed by the
  Company's Chairman of the Board.                      $          6,000

Promissory note, bearing interest at 10%, due on November
  24, 1997.  This note is collateralized by cash, accounts
  receivable, inventories, and fixed assets, and is also
  personally guaranteed by the Company's Chairman of
  the Board.                                                      50,000

Promissory note, at prime (8.5% at March 31, 1997) plus 2%,
  payable in monthly principal payments of $2,000 plus
  interest, due on December 17, 1995.  This note is
  collateralized by cash, accounts receivable, inventories,
  and fixed assets.  The note is delinquent.                      27,000

Promissory note, bearing interest at 10%, payable due on
  August 31, 1996.  This note is convertible into common
  stock at a conversion price of $1.00 per share.  The
  note is personally guaranteed by the Company's
  Chairman of the Board.  The note is delinquent.                200,000

Unsecured promissory notes, bearing interest at 10%,
  due on demand.                                                 789,778

Promissory notes, bearing interest at 10%, due on September
  30, 1998.  These notes are convertible into shares of
  common stock at a conversion price of $1.00 per share.         600,000

Unsecured promissory note, bearing interest at 9.5%, due
  on July 15, 1997.                                               50,000

                  Total notes payable                          1,722,778

                  Less current portion                         1,122,778

              Long-term portion, due in fiscal 1999     $        600,000

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consist of the following:

   Accrued royalties                                     $        115,218
   Accrued minimum royalties                                      240,300
   Accrued interest                                               194,575
   Customer deposits                                              116,424
   Other                                                           27,273

           Total                                         $        693,790


NOTE 8 - SALES

Major Customers

     During the year ended March 31, 1997, the Company did business with two customers whose sales comprised approximately 56% and 28%, respectively, of net sales. During the year ended March 31, 1996, the Company did business with one customer whose sales comprised approximately 38% of net sales.

NOTE 9 - INCOME TAXES

     The current provision for income taxes in both fiscal years 1997 and 1996 is related to state income taxes. As of March 31, 1997, the Company had net federal operating loss carryforwards totaling approximately $6,500,000. The net operating loss carryforwards expire in various years through 2012.

     The primary components of temporary differences which give rise to the Company's net deferred tax asset (liability) at March 31, 1997 are as follows:

     Deferred tax asset (liability)
     Net operating losses                                    $      2,300,000
     Valuation allowance                                           (2,300,000)

             Net deferred tax asset (liability)              $              -

     The valuation allowance decreased by $1,096,000 in 1997 due to the expiration of net operating loss carryforwards.

NOTE 10 - GAIN ON EXTINGUISHMENT OF DEBT

     On March 28, 1997, the shareholders of ViaStar filed a corporate dissolution under Delaware law. Since the corporation was dissolved and the shareholders are not responsible for the debt of the Company, the unpaid debts of $603,565 were extinguished, and the Company recognized a gain. There is no tax effect of the gain since the Company has no current tax expense given its utilization of net operating loss carryforwards.


NOTE 11 - STOCK OPTION PLANS

     On September 30, 1992, the stockholders approved a non-qualified stock option plan and an incentive stock option plan, pursuant to which a maximum aggregate of 1,000,000 shares of common stock have been reserved for grant to officers and key employees. Under both plans, the option price may not be less than the fair market value of the common stock on the date of grant. Options are exercisable over a five-year period beginning one year after the date of grant, and the option exercise period is not to exceed ten years from that date. On June 30, 1993, 150,000 options were granted under the non-qualified option plan to an officer of the Company at an exercise price of $1.625 per share. As of March 31, 1997, 90,000 of these options were vested and unexercised.


NOTE 12 - RELATED PARTY TRANSACTIONS

     As of March 31, 1997, a note payable in the amount of $76,834 is unsecured and due to the Company's Chairman of the Board. The note bears interest at 10% and is due on demand.

     Interest expense to related parties was approximately $38,345 and $38,880 for the years ended March 31, 1997 and 1996, respectively.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

Licensing Agreements

     The inventor of the Product obtained a United States patent for the Product in February 1991. The Company and the patent owner entered into a license agreement (the "License Agreement") as of January 1, 1992. The License Agreement grants the Company to an exclusive license to market, manufacture, and sell the Product in the United States and its possessions and territories for the remaining life of the patent which is currently twelve years. Thereafter, the design of the Product will be in the public domain, and the Company, as well as other companies, will have the right to market, manufacture, and sell the Product.

     The License Agreement also provides for royalties at rates ranging from $.50 per unit to $1.20 per unit depending on the method of distribution used. However, a minimum royalty of $125,000 is required to be paid during each calendar year of the term of the License Agreement whether or not the Company sells any units of the Product.

     At March 31, 1997, the Company owed the patent owner an aggregate of $355,518 in accrued royalties.

Litigation

     As of March 31, 1996, the Company and an officer of the Company (the "Defendants") had been named Defendants in a lawsuit. The action alleges that the Defendants made certain representations in connection with the offer and sale by the Company to plaintiffs pursuant to a private placement offering by the Company in May 1994. On July 17, 1996, this matter was dismissed by the courts.

     In addition to the above, the Company is subject to other legal proceedings which arise in the ordinary course of its business. In the opinion of management, the amounts of ultimate liabilities with respect to these actions will not materially affect the Company's financial position, results of operations, or cash flows.


NOTE 14 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information for the years ended March 31 is as follows:

                                                  1997               1996

  Cash paid for interest                    $        73,958    $         96,302
  Cash paid for income taxes                $           800    $            800

Non-cash financing activities for the years ended March 31 were as follows:
                                                  1997               1996

Conversion of note payable - related party to
  300,000 shares of common stock             $       300,000    $              -
Conversion of accounts payable to 22,150 shares
  of common stock                            $        11,344    $              -

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None
                                    PART III.


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


     The following table sets forth the directors and executive officers of Registrant as of March 31, 1997.


Name                              Age     Current Position With Company

Jack I. Salzberg                   74     Chairman of the Board and President
Valerio L. Giannini                59     Secretary and Director
William R. Fryrear                 59     Chief Financial Officer
Gerald A. Bagg                     45     Director
Martin Lautman                     50     Director
Isaac S. Salzberg                  45     Director

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

     ISAAC S. SALZBERG has served as a director of Registrant since March, 1989. He was formerly President and Chief Executive Officer of Registrant from March, 1989 to March, 1992. He has been a director of First Charter Bank since 1988 and an officer since 1989. Mr Salzberg left the bank and all positions in October 1996. Mr. Salzberg is the son of the Chairman of the Board of Registrant, Jack
I. Salzberg.

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

____________________
footnote (1)

     It is with regret that we report that William Fryrear, Registrant's CFO, passed away on October 18, 1996.


ITEM 10. EXECUTIVE COMPENSATION

     Pursuant to Regulation S-K Item 402 (6) Omission of Table or Column, there has been no compensation awarded to, earned by or paid to any of the named executives required to be in the table or column for fiscal year March 31, 1997.

Arrangements with Directors

     During the fiscal year 1997, Valerio L. Giannini, a director and Secretary of Registrant, received a total of $12,500 as compensation for professional services rendered to Registrant unrelated to his services and duties as a director.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information concerning ownership of the Registrant's Common Stock as of March 31, 1997 by (a) each director of the Registrant; (b) each person known to Registrant to be the beneficial owner of more than five percent (5%) of its Common Stock; and (c) all directors and officers of Registrant as a group.

                                Amount and Nature
                                       of
                              Beneficial Ownership



Name of Beneficial                                                   Percent of
    Owner            Title                          Number of Shares      Class
Gerald A. Bagg       Director                            90,000 (1)       1.48%
Valerio L. Giannini  Corporate Secretary and Director   193,590           3.20%
Martin R. Lautman    Director                           140,430           2.32%
Isaac S. Salzberg    Director                           378,500 (2)       6.25%
Jack I. Salzberg     Chairman of the Board & President 1,160,000         19.15%

All Directors and Officers as a Group  (5  persons)    1,962,520         32.40%


(Footnotes)

     (1) Includes 90,000 shares which Mr. Bagg has the right to acquire through common stock options which became exercisable as of June 1, 1996.

     (2) Includes 85,000 shares are held by Isaac S. Salzberg and Susan S. Salzberg as trustees for the Isaac S. Salzberg and Susan S. Salzberg Living Trust. The balance of these shares is held by Mr. Salzberg as custodian for his minor children. Mr. Salzberg has the power to both vote and direct the disposition of his children's shares.

ITEM 12.  CERTAIN  RELATIONSHIPS  AND RELATED  TRANSACTIONS

Loans from Related Parties

Jack I. Salzberg

     Registrant renewed $76,834 in demand notes payable to Jack I. Salzberg, Registrant's Chairman of the Board, to fiscal year ended March 31, 1997. As of fiscal 1996 total was $376,834 of which he exercised his option to convert $300,000 into common stock at $1.00 per share during the fiscal year 1997. Mr. Salzberg's note is due on demand and carry interest at 10% at March 31, 1997.

Esther Kozienicki

     Registrant renewed $566,000 in notes payable to Esther Kozienicki, the sister of Jack I. Salzberg, Registrant's Chairman of the Board, to fiscal year ended March 31, 1997 Notes payable to Esther Kozienicki at March 31, 1996 were $566,000. Registrant's board of directors approved and Esther Kozienicki has the option to convert $300,000 of her notes payable into common stock at $1.00 per share. The notes bear interest at 10% and mature September 30, 1998.

Malka Livne

     Registrant renewed $350,000 in notes payable to Malka Livne, the sister of the wife of Registrant's Chairman of the Board to fiscal year ended March 31, 1997. Notes payable to Malka Livne at March 31, 1996 were $350,000. The notes bear interest at 10% and mature September 30, 1998. Registrant's board of directors approved and Malka Livne has the option to convert $300,000 of his notes payable into common stock at $1.00 per share.

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







Dated:   June 27, 1997

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

Dated:  June 27, 1997

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