Form 10QSB
period 1997-06-30
NUMEX CORP
filed 1997-08-12
CIK 318716

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended, June 30, 1997

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

     Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

     Registrant had 5,967,750 shares of common stock, $.10 par value, and 170,000 shares of preferred stock, $1.00 par value, outstanding at June 30, 1997.

Traditional Small Business Disclosure Format (check one):

Yes X No

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                                NUMEX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1997
                                   (Unaudited)


                                     Assets

Current Assets:
      Cash and equivalents                                              $ 1,511
      Restricted cash                                                     1,019
      Accounts receivable                                                 1,093
      Inventory                                                          10,758
      Prepaid expenses                                                    2,427
                                                                    ------------
                Total current assets                                     16,808

Fixed assets, net                                                        17,595
Deposits                                                                 12,391
                                                                    ------------
               Total assets                                          $   46,794
                                                                    ============

                       Liabilities & Stockholders' Equity

Current liabilities:
      Notes payable                                                  $1,283,111
      Accounts payable                                                   59,937
      Accrued expenses                                                  687,951
                                                                    ------------
               Total current liabilities                              2,030,999

Long-term liabilities:
      Notes payable - other, long-term                                  600,000
                                                                    ------------
               Total liabilities                                      2,630,999

Stockholders' equity:
      Preferred stock, $1.00 par value, 10,000,000 shares
           authorized, 170,000 issued                                   170,000
      Common stock, $.10 par value, 20,000,000 shares
           authorized, 6,592,750 issued and
           5,967,750 shares outstanding                                 659,275
      Treasury stock, at cost, 625,000 shares                          (705,824)
      Additional paid in capital                                      8,132,279
      Accumulated deficit                                           (10,839,935)
                                                                    ------------
               Total stockholders' equity                            (2,584,205)

               Total liabilities & stockholders' equity               $  46,794
                                                                    ============

See Notes to Consolidated Financial Statements.

                                NUMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                          Three Months Ended
                                                                 June 30,

                                                             1997       1996
                                                           ----------- --------
Net sales                                                  $ 30,414  $   16,140
Cost of sales                                                12,450       4,403
                                                          ----------- ---------
     Gross profit                                            17,964      11,737

Selling, general and administrative expenses                 55,269     163,377
                                                          ----------- ---------
     Loss from operations                                  ( 37,305)   (151,640)

Interest expense, net                                      ( 44,760)   ( 50,070)
Other income                                                             10,176
                                                          ----------- ----------
Loss before income taxes                                   ( 82,065)   (191,534)

Provision for income taxes                                        0       ( 800)
                                                          ----------- ----------

     Net  loss                                            ($ 82,065)  ($192,334)
                                                          =========== =========

Per share data:
     Net loss                                               ($0.01)     ($0.03)
                                                          =========== ==========

Weighted average common
     shares outstanding                                    5,967,750   6,163,052
                                                          =========== ==========

See Notes to Consolidated Financial Statements.

                                Numex Corporation
                      Consolidated Statements of Cash Flows
             For the Three Months Ended, June 30, 1997 and 1996
                                   (Unaudited)

                                                     Three Months ended June 30
                                                     1997                 1996
                                                 ----------           ---------

Cash flows from operating activities:
Net loss                                       ($   82,065)          ($192,333)
Adjustments required to reconcile net loss to
     net cash used in operating activities:
Depreciation and amortization                        1,316               9,112
Conversion of accounts payable to common stock           0              11,344
Changes in operating assets and liabilities:
     Accounts receivable                             7,964                 302
     Inventory                                     ( 1,935)            ( 8,896)
     Prepaid expenses                              ( 2,427)            (93,010)
     Restricted cash                                 4,756             (   397)
     Deposits                                            0             ( 1,000)
     Accounts payable                              (18,762)            (21,190)
     Accrued expenses                               22,183              20,464
     Customer deposits                             (28,000)             65,753
                                                 ----------           ---------

          Net cash used in operating activities (   96,970)           (209,851)
                                                 ----------           ---------

Cash flows from investing activities:
     Purchase of fixed assets                            0                   0
     Purchase of intangible assets                       0                   0
                                                 ----------           ---------

          Net cash used in investing activities          0                   0
                                                 ----------           ---------

Cash flows from financing activities:
     Proceeds from note payable                     85,500              57,000
     Proceeds from n/p to related parties                0              12,000
     Repayment of notes payable                  (   2,000)          (  24,000)
     Repayment of n/p to related parties                 0           (  12,000)
     Proceeds from stock subscription                    0             170,850
                                                 ----------           ---------
          Net cash provided by financing            83,500             203,850
                                                 ----------           ---------

          Net(decrease)increase in cash
           & cash equivalents                    (  13,470)          (   6,001)

          Cash and cash equivalents,
           beginning of period                      14,981              11,929
                                                 ----------           ---------

          Cash and cash equivalents,
           end of period                           $ 1,511             $ 5,928
                                                 ==========           =========

See Notes to Consolidated Financial Statements.

                                NUMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  June 30, 1997
                                   (Unaudited)



Supplemental cash flow information for the three months ended
June 30, as follows:

                                                      1997             1996
                                                  -----------        ----------

      Interest paid                                  $10,025            $22,362

      Income taxes paid                                 -                   800


Non - financing activity for the three months ended June 30, was as follows:

                                                      1997            1996
                                                  -----------        ----------

Issuance of common stock in payment of legal
 services                                              -               $11,344

                               NUMEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                  (UNAUDITED)
NOTE  1.  GENERAL

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

     For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's Form 10-KSB for fiscal year ended March 31, 1997. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ended March 31, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of  Operations

     Net sales for the three months ended June 30, 1997 and 1996 were $30,000 and $16,000 respectively. The increase of $14,000 was largely due from wholesale sales.

     Selling, general and administrative expenses during the three months ended June 30, 1997 were $55,000 as compared to $163,000 during 1996. The decrease of $108,000 was a result of the continued cost cutting measures, retirement of fixed assets, write off of intangibles, sublet of a portion of the warehouse and offices, and there was no airtime bought for the current quarter.


Financial Condition, Liquidity and Capital Resources

     Cash used in operations during the current three month period was $97,000, which was offset by a net increase in debt incurred of $84,000 resulting in a decrease of $13,000 in Registrant's cash position.

     In the past, Registrant's Chairman of The Board and principal stockholder has provided Registrant, either directly or indirectly through guarantees, with the necessary working capital needed to continue operating. However, Registrant has received no assurances, nor is there any agreement in place that the Chairman will continue to provide such funding.


Private Placement

     In April 1996 the Company commenced a private placement of 350,000 shares of $1.00 par convertible preferred stock and warrants of the Company pursuant to a private placement memorandum dated April 8, 1996 and would have provided proceeds of $350,000 if all units were sold. The offering closed on or about September 30, 1996 with a total of 170,000 shares of the Registrant's preferred stock issued. The Company sold 170 units for gross proceeds of $171,000. The net proceeds, $140,000, of this placement were used to finance the reintroduction of the Product.

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

     Subsequently, on May 15, 1997, the American Arbitration Association awarded to the Claimants, Belin Rawlings & Badall LLP a total amount of $208,778, plus interest, at the rate of 10% per annum from May 6, 1997.

     Discussions are currently being held by the Company and the Plaintiff to convert this amount into common stock of the Company.


Barnes Morris Wolf P.C. vs. Numex Corporation and Jack I. Salzberg, an individual LAMC Case No. 97C01978

     On June 6th, 1997, Barnes Morris Wolf P. C. (the "Plaintiff") filed a litigation known as Barnes Morris Wolf P. C. vs. Numex Corporation (the "Company"), a Delaware Corporation and Jack I. Salzberg, an individual ("the Defendants") with the Municipal Court, Whittier Judicial District, County of Los Angeles, California. The action alleges that the Plaintiff and the Company entered into a contract, and pursuant to the contract the Plaintiff is seeking $13,214 in payments due. The Company does not agree with the Plaintiff's amount of payments due. Negotiations are taking place with the respective attorneys.


Jacob M. M. Graff, an individual vs. Numex Corporation; Jack I. Salzberg, an individual; Anna S. Salzberg, an individual, Superior Court for the State of California, County of Los Angeles. Case No. BC 172 944

     An application for a right to attach order and writ of attachment was filed on July 21, 1997, by Jacob M. M. Graff (the "Plaintiff"), in the amount to be secured of $200,000, relating to a promissory note executed and dated September 9, 1992. Concurrent with the execution of the promissory note as referred to above, by Jack I. Salzberg, as Chairman of the Board of Numex, Mr. Salzberg also signed a personal guarantee concerning the loan balances of the original and renewal notes.



Item 2.  CHANGES  IN  SECURITIES

         None.

Item 3.  DEFAULT IN SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY-HOLDERS

          None

Item 5. OTHER  INFORMATION

          None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          None

                                   SIGNATURE

     Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       NUMEX CORPORATION

                                                       By /s/ Jack I. Salzberg
                                                       President & CEO

Dated:  August 12,  1997