Form 10QSB
period 1997-09-30
NUMEX CORP
filed 1997-11-13
CIK 318716

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended, September 30, 1997

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

14115 S. PONTLAVOY AVE.  SANTA FE SPRINGS,  CALIFORNIA           90670
(Address of Principal Executive Offices)                         (Zip Code)


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

Yes   X           No

Registrant had 7,455,581 shares of common stock, $.10 par value, and 170,000 shares of preferred stock, $1.00 par value outstanding at September 30, 1997.

Traditional Small Business Disclosure Format (check one):

Yes   X           No

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                NUMEX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                SEPTEMBER 30,1997
                                   (Unaudited)


                                     Assets
Current Assets:
   Cash and equivalents                                               $15,687
   Accounts receivable                                                 39,631
   Inventory                                                            9,141
   Prepaid expenses                                                     6,660
                                                                 -------------
     Total current assets                                              71,119

Fixed assets, net                                                      16,304
Deposits                                                               12,390
                                                                 -------------
     Total assets                                                     $99,813
                                                                 =============
                       Liabilities & Stockholders' Equity
Current liabilities:
   Notes payable                                                   $1,499,490
   Accounts payable                                                    44,440
   Accrued expenses                                                   406,282
   Customer deposit                                                    47,833
                                                                 -------------
     Total current liabilities                                      1,998,045

Long-term liabilities:
   Notes payable to related parties, long-term                              0
                                                                  ------------
     Total liabilities                                              1,998,045

Stockholders' equity:
   Preferred stock, $1.00 par value, 10,000,000 shares
     authorized, 170,000 issued                                       170,000
   Common stock, $.10 par value, 20,000,000 shares authorized,
     8,080,581 issued and 7,455,581 shares outstanding                808,058
   Treasury stock, at cost, 625,000 shares                           (705,824)
   Additional paid in capital                                       8,727,411
   Accumulated deficit                                            (10,897,877)
                                                                 -------------
     Total stockholders' equity                                    (1,898,232)

     Total liabilities & stockholders' equity                         $99,813
                                                                 =============

See Notes to Consolidated Financial Statements.

                                NUMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED, SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                   Three Months Ended                Six Months Ended
                                       September 30,                   September 30,
                                 1997             1996             1997            1996
                            --------------   ------------    ------------    -------------

Net sales                       $81,104         $148,251        $111,518         $164,391

Cost of sales                    31,836           63,216          44,286           67,619
                            ------------    -------------    -------------   --------------

     Gross profit                49,268           85,035          67,232           96,772

Selling, general and
 administrative expenses         66,160           77,949         121,429          241,326
                            ------------    --------------   -------------   --------------

   Loss from operations         (16,892)           7,086         (54,197)        (144,554)
                            ------------    --------------   -------------   --------------

Other Income (Expense)
  Interest expense, net         (40,250)         (43,258)        (85,009)         (93,328)
  Other Income                        0           24,027               0           34,203
  Loss on assignment of assets
    for the benefit of creditors
    - subsidiary                      0              138               0              138
                             ------------   --------------   -------------   --------------

  Total Other Income(Expense)   (40,250)         (19,093)        (85,009)         (58,987)
                             ------------   --------------   -------------   --------------

Loss before income taxes        (57,142)         (12,007)       (139,206)        (203,541)

Provision for income taxes         (800)               0            (800)            (800)
                             ------------   --------------   -------------   --------------

     Net  loss                 ($57,942)        ($12,007)      ($140,006)       ($204,341)
                             ============   ==============   =============   ==============

Per share data:
     Net loss                    ($0.01)         ($0.002)         ($0.02)          ($0.03)
                             ============   ==============   =============   ==============

Weighted average common
     shares outstanding       6,698,668        6,167,750       6,335,206        6,165,414
                             ============   ==============   =============   ==============

See Notes to Financial Statements.

                                NUMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED, SEPTEMBER 30, 1997 and 1996
                                   (Unaudited)

                                                        Six Months ended September 30
                                                            1997             1996
                                                       ---------------  --------------

Cash flows from operating activities:
Net loss                                                ($140,007)        ($204,341)
Adjustments required to reconcile net loss to
   net cash used in operating activities:
Depreciation and amortization                               2,877            18,085
Changes in operating assets and liabilities:
   Accounts receivable                                    (30,573)              523
   Inventory                                                 (318)          (10,178)
   Prepaid expenses                                        (6,660)         (113,726)
   Restricted cash                                          5,755              (571)
   Dubs                                                         0            (4,385)
   Deposits                                                     0              (995)
   Accounts payable                                       (34,259)           (8,300)
   Accrued expenses                                        76,233            39,316
   Customer deposits                                      (68,591)           59,943
                                                        -----------    -------------
      Net cash used in operating activities              (195,543)         (224,629)
                                                        -----------    -------------

Cash flows from investing activities:
  Purchase of fixed assets                                   (270)            -
                                                        -----------    -------------
     Net cash used in investing activities                   (270)                0
                                                        -----------    -------------

Cash flows from financing activities:
   Proceeds from note payable                             200,500            88,000
   Proceeds from notes payable to related parties               0            12,000
   Repayment of notes payable                              (4,000)          (25,500)
   Repayment of notes payable to related parties                0           (12,000)
   Proceeds from preferred stock issued                         0           153,312
                                                        -----------    -------------
     Net cash provided by financing activities            196,500           215,812
                                                        -----------    -------------

Net decrease in cash and cash equivalents                     687            (8,817)

Cash and cash equivalents, beginning of period             14,981            11,929
                                                        -----------    -------------

Cash and cash equivalents, end of period                  $15,668            $3,112
                                                        ===========    =============

See Notes to Financials Statements.

                                NUMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               September 30, 1997
                                   (Unaudited)



Supplemental cash flow information for the six months ended September 30, was as follows:

                                                      1997              1996
                                                   -----------      -----------

      Interest paid                                     $22,767        $42,639

      Income taxes paid                                     800            800




Non-cash financing activity for the six months ended September 30, was as follows:

      Issuance of common stock in payment
      of legal services                                        0        11,344

      Conversion of accrued interests of a
      related party noteholder into common stock          67,082             0

      Conversion of accrued interests into notes
      payable                                            158,174             0

      Conversion of accounts payable into notes payable   22,039             0

      Conversion of notes payable into common stock
      at $0.50 per share                                 676,834             0



See Notes to Financial Statements.

                                NUMEX CORPORATION
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                               September 30, 1997
                                   (UNAUDITED)


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

         For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's Form 10-KSB for fiscal year ended March 31, 1997 Operating results for the six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued



Results of Operations

Net sales for the six months ended September 30,1997 and 1996 were $112,000 and $164,000 respectively. The 32% decrease in current year's net sales was due mainly from decreased dealer sales and slightly from the discontinuance of the new Therapy Plus infomercial.

For the six months ended September 30, 1997 and 1996, selling, general and administrative expenses were $121,000 and $241,000 respectively. The absence of related expenses incurred in the the reintroduction of Therapy Plus in 1996 and more cost cutting measures implemented by the Company resulted in a 50% decrease on the current year's selling, general and administrative expenses.

Net sales for the three months ended September 30, 1997 were $81,000 as compared to $148,000 for the corresponding period in 1996. The Therapy Plus international sales through distributors has been the Company's major source of sales income. The timing difference with regards to receiving and fulfilling the large quantity orders could result in increase or decrease in sales from the corresponding quarter.

Selling, general and administrative expenses during the three months ended September 30,1997 were $66,000, as compared to $78,000 during 1996. During the fiscal year ending March 31, 1997, the Company wrote off all intangible assets related to the Therapy Plus license and purchase agreements. The absence of amortization for these intangibles, plus the decrease in outside services which was offset with the increase in legal fees, resulted in a 15% decrease in company's expenses.



Financial Condition, Liquidity and Capital Resources

Cash used in operations during the current six month period was $196,000, which was offset by a net increase in debt incurred of $196,000, and a slight decrease of $700 in Registrant's cash position.

During the 2nd quarter, the Registrant's Chairman of the Board converted notes receivable and accrued interests in the amount of $144,000 to common stock at $0.50 per share. As previously disclosed in March 31, 1997 10KSB, he also converted $300,000 of the Company's indebtedness into common stock for $1.00 per share. Two other noteholders have converted their long term convertible notes into common stock at $0.50 per share for a total of $600,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Although, there is no guarantee that any of the proposed acquisitions will materialize, there is reasonable anticipation, once the target company is definitely established and meets all the criteria of the Company and institutional investors that funds can be obtained to finalize such an acquisition.

It is to be noted that the Company  has  approximately  a $6.7  million tax loss
carryforward   which  can  be  available  to  be  utilized  by  any   profitable
acquisition.

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



Dated: November 12, 1997