Form 10QSB
period 1997-12-31
NUMEX CORP
filed 1998-02-09
CIK 318716

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended, December 31, 1997

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

Yes  X                 No

     Registrant had 10,116,219 shares of common stock, $.10 par value, and 170,000 shares of preferred stock, $1.00 par value outstanding at December 31, 1997

         Traditional Small Business Disclosure Format (check one):
Yes   X                No

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                NUMEX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997
                                   (Unaudited)

                                     Assets

Current Assets:
   Cash and equivalents                                                 $ 5,762
   Accounts receivable                                                    9,491
   Inventory                                                             12,273
   Prepaid expenses                                                         893
                                                                    -----------
     Total current assets                                                28,420

Fixed assets, net                                                        18,401
Other assets                                                             27,405
Deposits                                                                  6,659
                                                                    -----------
     Total assets                                                       $80,884
                                                                    ===========

                       Liabilities & Stockholders' Equity
Current liabilities:
   Notes payable                                                       $257,816
   Accounts payable                                                      45,545
   Accrued expenses                                                     694,345
   Customer deposit                                                      28,224
                                                                    -----------
     Total current liabilities                                        1,025,931

Long-term liabilities:
   Notes payable to related parties, long-term                                0
                                                                    -----------
     Total liabilities                                                1,025,931

Stockholders' equity:
   Preferred stock, $1.00 par value, 10,000,000 shares
     authorized, 170,000 issued and outstanding                         170,000
   Common stock, $.10 par value, 20,000,000 shares authorized,
     10,741,219 issued and 10,116,219 shares outstanding              1,074,122
   Treasury stock, at cost, 625,000 shares                             (705,824)
   Additional paid in capital                                         9,791,666
   Accumulated deficit                                              (11,275,011)
                                                                    -----------
     Total stockholders' equity                                        (945,047)

     Total liabilities & stockholders' equity                           $80,884
                                                                    ===========

See Notes to Consolidated Financial Statements

                                NUMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED, DECEMBER 31, 1997 AND 1996
                                   (Unaudited)

                                                 Three Months Ended                        Nine Months Ended
                                                    December 31,                              December 31,
                                              1997                 1996                1997                1996
                                        ------------------   -----------------    ----------------   ------------------

Net sales                                         $39,368            $112,907            $150,886             $277,298

Cost of sales                                      15,554              44,622              59,840              112,241
                                        ------------------   -----------------    ----------------   ------------------


     Gross profit                                  23,814              68,285              91,046              165,057

Selling, general and
 administrative expenses                          363,037              99,374             484,466              340,563
                                        ------------------   -----------------    ----------------   ------------------

   Loss from operations                          (339,223)            (31,089)           (393,420)            (175,506)
                                        ------------------   -----------------    ----------------   ------------------

Other Income (Expense)
  Interest expense, net                           (38,413)            (46,796)           (123,422)            (140,124)
  Other Income                                        500              30,415                 500               64,618
  Loss on assignment of assets
    for the benefit of creditors
    - subsidiary                                        0                   0                   0                    0
                                        ------------------   -----------------    ----------------   ------------------

  Total Other Income(Expense)                     (37,913)            (16,381)           (122,922)             (75,506)
                                        ------------------   -----------------    ----------------   ------------------

Loss before income taxes                         (377,136)            (47,470)           (516,342)            (251,012)

Provision for income taxes                              0                   0               (800)                (800)
                                        ------------------   -----------------    ----------------   ------------------

     Net  loss                                  ($377,136)           ($47,470)          ($517,142)           ($251,812)
                                        ==================   =================    ================   ==================

Per share data:
     Net loss                                      ($0.05)            ($0.008)             ($0.08)              ($0.04)
                                        ==================   =================    ================   ==================

Weighted average common
     shares outstanding                         7,484,501           6,167,750           6,719,697            6,166,195
                                        ==================   =================    ================   ==================

See Notes to Consolidated Financial Statements.

                                Numex Corporation
                      Consolidated Statements of Cash Flows
               For the Six Months Ended, December 31 1997 and 1996
                                   (Unaudited)

                                                                                  Nine Months ended December 31
                                                                                   1997                    1996
                                                                          ------------------------ ----------------------

Cash flows from operating activities:
Net loss                                                                                ($517,141)             ($251,812)
Adjustments required to reconcile net loss to
   net cash used in operating activities:
Depreciation and amortization                                                               4,280                 13,165
Changes in operating assets and liabilities:
   Accounts receivable                                                                       (433)                  (703)
   Inventory                                                                               (3,450)                 2,850
   Prepaid expenses                                                                          (893)               (97,366)
   Restricted cash                                                                          5,772                 (1,359)
   Dubs                                                                                         0                 (7,195)
   Other assets                                                                           (27,405)                     0
   Deposits                                                                                 5,731                 (8,460)
   Accounts payable                                                                       (33,154)                16,449
   Accrued expenses                                                                       399,932                 41,218
   Customer deposits                                                                      (88,191)               101,943
                                                                          ------------------------ ----------------------

      Net cash used in operating activities                                              (254,951)              (191,270)
                                                                          ------------------------ ----------------------


Cash flows from investing activities:
   Purchase of fixed assets                                                                (3,770)                      0
   Cash proceeds from insurance settlement of lost tooling                                      0                  13,950
                                                                          ------------------------ ----------------------
     Net cash used in investing activities                                                 (3,770)                 13,950
                                                                          ------------------------ ----------------------

Cash flows from financing activities:
   Proceeds from note payable                                                             255,500                100,000
   Proceeds from notes payable to related parties                                               0                      0
   Repayment of notes payable                                                              (6,000)               (77,000)
   Repayment of notes payable to related parties                                                0                      0
   Proceeds from preferred stock issued                                                         0                153,312
                                                                          ------------------------ ----------------------
     Net cash provided by financing activities                                            249,500                176,312
                                                                          ------------------------ ----------------------

Net decrease in cash and cash equivalents                                                  (9,221)                (1,008)

Cash and cash equivalents, beginning of period                                             14,981                 11,929
                                                                          ------------------------ ----------------------

Cash and cash equivalents, end of period                                                   $5,760                $10,921
                                                                          ======================== ======================

See Notes to Consolidated Financial Statements.

                                NUMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                December 31, 1997
                                   (Unaudited)



Supplemental cash flow information for the nine months ended December 31, was as follows:

                                                                                           1997                    1996
                                                                           ------------------------ ----------------------

      Interest paid                                                                        $38,198               $61,329

      Income taxes paid                                                                       800                    800




Non-cash financing activity for the nine months ended December 31 was as follows:

      Issuance of common stock in payment of legal services                                     0                 11,344

      Conversion of accrued interests of a related party
        noteholder into common stock                                                       67,082

      Conversion of accounts payable into notes payable                                    22,039

      Conversion of notes payable and accrued interests of other
        noteholders into common stock @ $0.50 per share                                 1,330,319



See Notes to Consolidated Financial Statements

                                NUMEX CORPORATION
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                December 31, 1997
                                   (UNAUDITED)


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

         For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's Form 10-KSB for fiscal year ended March 31, 1997 Operating results for the nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued




Results of Operations

Net sales for the nine months ended December 31,1997 and 1996 were $151,000 and $277,000 respectively. The 45% decrease in current year's net sales was due mainly from decreased dealer sales.

For the nine months ended December 31, 1997 and 1996, selling, general and administrative expenses were $484,000 and $341,000 respectively. The increase of $143,000 this year compared to last year was a combination of the non recurring bonus accrual granted to the Chairman of the Board and the decrease in expenses due to the absence of infomercial costs, write-off of intangibles at fiscal year ending March 31, 1997 and continued cost cutting measures implemented by the company.

Net sales for the three months ended December 31, 1997 were $39,000 as compared to $113,000 for the corresponding period in 1996. The Therapy Plus international sales through distributors has been the Company's major source of sales income. The timing difference with regards to receiving and fulfilling the large quantity orders may result in increase or decrease in quarterly sales as compared to it's corresponding period.

Selling, general and administrative expenses during the three months ended December 31,1997 were $363,000, as compared to $99,000 during 1996. Net increase of $264,000 compared to 3rd qtr 1996 was due to the combination of decrease in operating costs and the accrual of non recurring bonus granted by the Board of Directors to the Chairman of the Board for extraordinary efforts and years of service with no compensation but subject to payment being made only at such time as funds became available and would not be a detriment on company's financial position.

Financial Condition, Liquidity and Capital Resources

Cash used in operations during the current nine month period was $255,000, which was offset by a net increase in debt incurred of $250,000, and a decrease of $9,221 in Registrant's cash position.

During the 3rd quarter, the majority of noteholders converted their notes receivable and accrued interests in the amount of $1,330,000 into common stock at $0.50 per share. During the 2nd quarter two noteholders have converted $600,000 of their long term convertible notes into common stock at $0.50 per share. As previously disclosed in March 31, 1997 10KSB, the Chairman of the Board converted $300,000 of the Company's indebtedness into common stock for $1.00 per share and the remaining $144,000 indebtedness were converted into common stock in September 1997 at $.50 per share.

In the past, Registrant's Chairman of The Board and principal stockholder has provided Registrant, either directly or indirectly through guarantees, with the necessary working capital needed to continue operating. However, Registrant has received no assurances, nor is there any agreement in place that the Chairman will continue to provide such funding.

Current Plans of Registrant

Numex

On February 4, 1998 the Company announced that it had entered into a Letter of Intent with Modular Structures International, Inc. (MSI), a Southern California based, manufacturing company of prefabricated modular classrooms, office units and other commercial requirements.

The Company has received and accepted proposals to finance the acquisition from two major financial institutions. Ultimately, the proposals will be in the form of firm commitments after both companies complete the required due diligence. As of this date the two companies have completed the due diligence process. The Letter of Intent calls for the final agreement and acquisition to close on or before February 27, 1998.

The Company plans to continue marketing Therapy Plus through international and domestic wholesale and export distributors, using the accepted claims by the government regulatory agency, regarding arthritis pain.

The Company is currently working with QVC Inc. in promoting Therapy Plus. The product has already appeared twice, once on the Morning Show program and once on their Feel Great in 98 program which is health and fitness related. Product sales were encouraging and QVC plans more airdates over the next few months.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


Belin Rawlings & Badal LLP and Numex Corporation and Jack I. Salzberg American Arbitration Association RE:72 194 01200 96

As previously referred to on the company's March 31, 1997 10-KSB filling, relating to Numex vs. Belin Rawlings & Badal LLP. the Company is pleased to report that the matter has been resolved as of January 30, 1998. The related promissory note plus accrued interest in the total amount of $224,000 has been converted into common stock of the Company.


Jacob M. M. Graff, an individual vs. Numex Corporation; Jack I. Salzberg, an individual; Anna S. Salzberg, an individual, Superior Court for the State of California, County of Los Angeles. Case No. BC 172 944

The litigation as previously referred to on the Company's September 30, 1997, 10-QSB filling, has been resolved and a dismissal has been filed with the court. The related promissory note plus accrued interest has been converted into common stock of the Company.



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



Dated: February 6, 1998