Form 10KSB
period 1998-03-31
NUMEX CORP
filed 1998-07-14
CIK 318716

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)

X Annual report under Section 13 or 15(d)of the Securities Exchange Act of 1934.

                    For the fiscal year ended March 31, 1998

                                       or


  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                          Commission file number 0-9459


                                Numex Corporation
--------------------------------------------------------------------------------
                    (Name of Small Business Issuer in Its Charter)

         Delaware                                                   06-1034587
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

           14115 S. Pontlavoy Ave., Santa Fe Springs, California 90670
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

Issuer's telephone number, including area code:      (562) 404-7176

Securities registered under Section 12(b) of the Act:         None

Securities registered under Section 12(g) of the Act: Common Stock, par value
                                                              $.10 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes    X     No  _____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this


Form 10-KSB or any amendment to this Form 10-KSB. X


Revenues for the fiscal year ended March 31, 1998 were approximately $176,500.


The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1998, amounted to approximately $9,016,795.

Registrant had 10,889,219 shares of its Common Stock, $.10 par value, and 170,000 of Preferred Stock, $1.00 par value outstanding as of June 30, 1998.

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format: Yes ___ No X

                                     PART I.


ITEM 1.  DESCRIPTION OF BUSINESS

     The Company was organized and incorporated in Delaware on August 1, 1980. The term the "Company" as used herein includes Numex Corporation and its subsidiaries, unless the context otherwise requires.

     The Company, through a wholly owned subsidiary was engaged in the remanufacturing and servicing of metal cutting machine tools and the retrofitting of such tools with new electronic controls. The Company's operations were substantially eliminated during fiscal year 1988, and from that time until January 1991, the Company was not an operating company. Since January 1991, the Company has been operating as the manufacturer, through subcontractors, and the distributor of its primary product known as Therapy Plus, a hand-held massage device used for the relief of muscular pain.

     Therapy Plus is a patented non-electric, cylinder-shaped pain relieving device comprised of a series of starwheels, mounted on a shaft, with hundreds of points which do not puncture the surface of the skin. The product is rolled briskly over the painful areas of the body for three to eight minutes. The sale of the product is permitted under a 510(k) registration with the Food and Drug Administration which authorizes the following claims to be made in connection with the product: "Provides temporary relief of minor muscular pain associated with arthritis; Temporarily relieves pain from overexertion and fatigue. Increases blood circulation. Relaxes tense muscles." The product produces the therapeutic effect of a massage.

     The product has been manufactured for the Company by unaffiliated companies in conformity with the Company's instructions and specifications. These companies have no right, title or interest in or to the product and serve only as the Company's subcontractors to manufacture the product. To the Company's best knowledge, all of the materials used in making the product are readily available.

     Therapy Plus is currently being sold primarily to the general public either through wholesalers or export distributors. The target purchaser is any individual who experiences muscular pain associated with arthritis, or caused by fatigue or overexertion.

     All orders of the product are shipped to customers from the Company's facilities in Santa Fe Springs, California. The Company's employees are available to respond to customer questions and complaints, and offers a thirty-day unconditional money back guarantee on retail sales in addition to a one-year guarantee against defects in the Product.

Recent Developments
-------------------

     On  February  4, 1998,  the  Company  entered  into a Letter of Intent with
Modular Structures International Inc ("MSI"), a closely held, Southern California-based, manufacturing company of prefab modular office units and school classrooms. The Company and MSI negotiated in good faith and processed due diligence in contemplation of closing on February 28, 1998 which was later extended to March 6, 1998. In the middle of March, 1998, all negotiations with MSI were suspended due to the inability of the Company, and one of the institutional financing sources (which represented less than 15% of the aggregate acquisition financing requirement) to reach an agreement on the definitive terms of proposed financing.

Competition
-----------

     Significant competition exists in the pain relief market as a whole. Most of the Company's competition in the general pain relief market is from pills, creams and ointments. Competition from companies selling medical devices is more limited. The Company is aware of several hand-held devices that are designed for purposes of massage, but is unaware of any other such devices legally sold in the United States for the relief of pain associated with arthritis.


Trademarks, Licenses, Patents and Royalty Agreements
----------------------------------------------------

     As a condition for obtaining the License Agreement to manufacture Therapy Plus, the Company paid the patent owner a one-time license fee of $120,000. This payment was made in June 1992 and was capitalized as an intangible asset. On March 31, 1997 the remaining value of the license fee and related expenses were written off. The License Agreement also provides for royalties at a rate ranging from $.65 per unit to $1.20 per unit depending on the method of distribution used.

     The Company maintains that due to government intervention into the marketing of the product from August 1992 to January 1996, the obligation to pay minimum royalties is stayed. The Company further claims that it has no liability of any kind under the License Agreement based on the interpretation of its language of the License Agreement and because the limitation period for the bringing of any action thereunder has expired to a substantial extent. Moreover, the Company believes that the inventor discontinued business in Germany and supposedly moved to Cyprus. Neither the Licensor nor any legal representative thereof has communicated with the Company for the last 4 months. Accordingly, on March 31, 1998, the management made an adjustment of the prior year's accrual on royalty estimates accrued to the Licensor. See Item 8, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

Employees
---------

     As of March 31, 1998, Company employed 2 full-time employees. These employees performed services in administration, marketing, order processing, shipping, customer service and accounting. Company believes it is on good terms with its employees and does not foresee any labor difficulties in the future.


ITEM 2.  PROPERTIES

The Company operated from one facility during fiscal year 1998 as follows:

         14115 South Pontlavoy Avenue, Santa Fe Springs, California 90670

     The Company moved into its current location on February 1, 1995. The new office space is used for general office space, customer service and shipment of Product, and until July 1995, was used to provide fulfillment services for ViaStar. The facility contains 12,460 square feet, including shipping facilities. The monthly rental was $5,732 plus taxes, insurance and other maintenance costs. The Company occupied this facility under a three-year lease which expired on January 31, 1998. The Company also subleased a certain section of the space for $2,250 per month from July 1997 through January 1998.

     In January, 1998 the Company negotiated with the lessor to amend the Lease to provide for a further extension of the term of the lease. Under the First Amendment to Lease, the term of the lease was extended to January 31, 1999. The monthly rental is $6,355, plus taxes, insurance and other maintenance costs. The Company also extended a sublease for a certain section of the space for $ 4,900 per month. Accordingly, the Company net cost for the space occupied is $1,455 per month.

ITEM 3.  LEGAL PROCEEDINGS

     Numex Corporation, a Delaware Corporation v. William Lovell, Robert Circosta, George Simone and Ben White, case no. 98-001276-AD in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida.

     On February 11,1998, a Complaint and Motion for Temporary Injunction and Request was filed by the Company against William Lovell, Robert Circosta, George Simone, and Ben White (the "defendants"), in the Fifteenth Judicial Circuit, in and for Palm Beach County, Florida. The action stems from the acquisition by the Company of ViaStar Marketing, Inc. (ViaStar) a Florida corporation, which became the Company's wholly owned subsidiary, and certain related Amended and Restated Acquisition Agreement and Employment Agreements with William Lovell and Robert Circosta, as well as a Consulting Contract with George Simone, whereby five-hundred thousand shares of the Company's restricted common stock was to be "paid up front" to the defendants in connection with aforementioned agreements and contract.

     A settlement agreement has been signed between parties which will be filed with the court. Under the contemplated agreement, the Under the contemplated agreement, the defendants will return 300,000 shares to the Company and the remaining 200,000 shares will be reissued to the defendants in equal amounts without restriction.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's stock is traded in the over the counter market. The closing bid price on July 13, 1998 was $.78125. The following table sets forth the closing high and low bid and ask quotations for each of the fiscal quarters for the years ending March 31, 1997 and March 31, 1998, as reported by the National Quotation Bureau, Inc.

Fiscal Year Ended                     Closing Bid/Ask Quotes
                            High                           Low
March 31, 1997          Bid      Ask                Bid          Ask
--------------          ---      ---                ---          ---
First Quarter          .625      .938               .438         .688
Second Quarter         .625      .938               .375         .562
Third Quarter          .50       .75                .375         .625
Fourth Quarter         .594      .688               .375         .625

March 31, 1998
First Quarter          .469      .625               .375         .50
Second Quarter         .50       .594               .312         .438
Third Quarter         1.469     1.531               .375         .46
Fourth Quarter        3.625     3.875              1.062        1.312

     The above quotations represent prices between dealers and do not include retail markup, markdown or commission, and do not represent actual transactions.

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED)

     As of March 31, 1998 there were approximately 419 shareholders of record of Company's Common Stock. This number does not reflect individual participants in security position listings held in "street name" accounts which is approximately 1,000 shareholders.

     The Company has not paid any cash or stock dividends on its common stock since its incorporation and anticipates that, for the foreseeable future, any earnings will be retained for use in the Company's business.

Recent Sales of Unregistered Securities
---------------------------------------

     In April and May 1996, the Company issued 22,150 shares of common stock to Friedman and Phillips, the Company's corporate counsel, in lieu of $11,344 legal fees incurred.

     On March 31, 1997, Mr. Jack I. Salzberg converted his $300,000  convertible note into 300,000 shares of common stock. He also converted the remaining outstanding note and accrued interest in the amount of $143,916 into 287,831 shares of common stock on September 10, 1997. Mr. Salzberg is the Chairman of the Board, President and CEO of the Company. See Item 9 "Directors, Executive Officers, Promoters and Control Persons" and Item 12 "Certain Relationships and Related Transactions."

     On August 11, 1997, Ms. Esther Kozienicki converted her long term convertible note of $300,000 into 600,000 shares of common stock. She also converted some of her demand notes and accrued interest in the amount of $479,880 into 959,760 shares of common stock on December 31, 1997. Ms Kozienicki is the sister of Jack Salzberg. See Item 12 "Certain Relationships and Related Transactions."

     On August 11, 1997, Ms. Malka Livne converted her long term convertible note of $300,000 into 600,000 shares of common stock. She also converted some of her demand notes and accrued interest in the amount of $163,995 into 327,990 shares of common stock on December 31, 1997. Ms Livne is the sister in law of Jack Salzberg. See Item 12 "Certain Relationships and Related Transactions."

     On December 31, 1997, Ms. Dafna Breines converted outstanding notes in an aggregate amount of $161,000 into 322,000 shares of common stock; Ms Adira Hulkower converted outstanding notes for $80,000 into 160,000 shares of common stock; Ron Livne converted his notes in an aggregate amount of $42,500 into
85,000 shares of common stock; Frank Naft converted outstanding notes for $50,000 into 100,000 shares of common stock; Miriam Salzberg converted outstanding notes for $50,000 into 100,000 shares of common stock; 1989 Grandchildren Trust for the Benefit of Adam Salzberg converted outstanding note of $40,500 into 81,000 shares of common stock; and, 1989 Grandchildren Trust for the Benefit of Matthew Salzberg converted outstanding note of $40,500 into 81,000 shares.

     On December 31, 1997, the Company issued 443,888 shares of common stock, of which 43,888 shares were restricted, to Mr. Dovid Breines who purchased a 1992 convertible promissory note from an unaffiliated party in the amount of $221,994.

     On February 24, 1998, a note in the amount of $224,000 which had been assumed by a family member of Jack Salzberg, was converted into 448,000 shares of Common Stock and issued s follows: Regina Hulkower 100,000 shares, Judah Hulkower 100,000 shares, Ron Livne 98,000 shares, 1989 Grandchildren Trust FBO Adam Salzberg 50,000 shares, 1989 Grandchildren Trust FBO Jacob Salzberg 50,000 shares and 1989 Grandchildren Trust FBO Matthew Salzberg 50,000 shares.

     Subsequent to the end of fiscal year 1998, on May 29, 1998, Jack Salzberg converted his $300,000 accrued compensation into 240,000 shares of common stock; Esther Kozienicki converted $160,000 outstanding notes into 128,000 shares of common stock; Malka Livne converted $120,000 outstanding notes into 96,000 shares of common stock; Dafna Breines converted $26,250 outstanding notes into 21,000 shares of common stock. See Item 6 "Management Discussion and Analysis of Financial Condition and Results of Operation" and Item 12 "Certain Relationships and Related Transactions."

     Subsequent to the end of fiscal year 1998, on May 29, 1998, the law firm in the transaction with MSI converted $172,000 legal fees into 140,000 shares of common stock. See Item 1 "Description of Business." and Item 6 "Management Discussion and Analysis of Financial Condition and Results of Operation."

     Each of the foregoing transactions was exempt from the registration provisions of the Securities Act of 1933, as amended (the"Securities Act"), pursuant to section 4(2) thereof for issuance of securities not involving any public offering.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion should be read in conjuction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-KSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the
Company's   business  strategy  and  objectives,   future  financial   position,
expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the `Securities Exchange Act") and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-KSB are qualified in their entirety by this statement.

Fiscal Year Ended March 31, 1998 Compared To Fiscal Year Ended March 31, 1997
-----------------------------------------------------------------------------

     Net sales for the fiscal year 1998 of approximately $176,000 were 41% lower than last year's $296,000.

     Cost of sales as a percentage of net sales decreased from 52% during the fiscal year 1997 to 47% in 1998. The 5% decrease in product cost resulted from the use of the newly completed tooling which was more efficient in the manufacture of Therapy Plus.

     During the year, the Company incurred approximately $362,000 of legal expense and other services related to the due diligence process associated with an acquisition target company and the financial institutions. These expenses were incorporated with company's selling, general and administrative expenses. Normal operating expenses this year of approximately $291,000, versus last year's $653,000, reflects a 55% decrease in expenses as a result of continued cost cutting measures.

     Due to Mr. Jack I. Salzberg's effort to reduce the Company's indebtedness and converting them into equity, interest expense decreased by 37%.

     The Company's other income for the fiscal year 1998 of $356,600 resulted from the adjustment on prior year's accrual on royalty estimates. Other expense of $300,000 was accrued as officer/stockholder compensation to the Chairman of the Board.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     Net cash used in operations during fiscal year 1998 was $562,000. The Company funded this usage from notes payable proceeds which resulted in net cash flows from financing activities of 556,000.

     During the year, Jack I. Salzberg converted $143,916 of his notes receivable and accrued interest into common stock at $0.50 per share. At the same rate, $1,708,000 of Company indebtedness to the Mr. Salzberg's relatives were also converted into equity. See Item 5 "Market for Common Equity and Related Stockholder Matters" and Item 12 "Certain Relationships and Related Transactions."

     Subsequent to the year ended March 1998, Jack I. Salzberg converted his accrued compensation of $300,000 into 240,000 shares of common stock at $1.25 per share. The bid price at the time of conversion was $.875. Legal fees of $172,000 of the law firm in the transaction with MSI which was not consummated (see Item 1 "Description of Business"), and $280,000 outstanding notes of three relatives of the Mr. Salzberg, elected to convert this obligation into 385,000 shares of common stock at $1.25 per share. See Item 5 "Market for Common Equity and Related Stockholder Matters" and Item 12 "Certain Relationships and Related Transactions."

     Subsequent to the fiscal year ended March 1998, the Company reached a settlement agreement with former employees of ViaStar Marketing resulting in an extraordinary gain in the amount of $337,500. See Item 3 "Legal Proceedings."

     Due to the current low sales volume, the Company plans to continue to rely upon external financing sources to meet the cash requirement of its ongoing operation. In the past, Jack I. Salzberg has provided the Company, either directly or indirectly through guarantees, with the necessary working capital needed to continue operating. In the last 4 years, Mr. Salzberg has provided operating funds either directly or indirectly over $3,000,000 in loans, majority of which were converted into common stock. In view of the fact that the operating expenses are now significant less than they were, Mr. Salzberg informed the Board of Directors that he will continue to provide such funds for the continuance of business until an acquisition is completed or a private placement of securities has been made.

Current Plans
-------------

     While the Company is continuing to explore the marketing of Therapy plus, the main emphasis of management is directed to acquiring profitable operating companies. The Company has $6,900,000 federal tax loss carry forward and $1,600.000 tax loss for the State that can be utilized against profitable operations.

     The Company's management has been pursuing acquisition of profitable businesses whose revenues range from $10 - $30 million annual sales. The Company is currently in discussion with several acquisition candidates but no agreement has been reached with any of them. In anticipation of possible acquisitions, the Company has established a relationship with a medium size investment banking house which specializes in private placements of securites and notes with institutional investors. Although there is no guarantee that any of the proposed acquisitions will materialize, there is reasonable anticipation that funds can be obtained to finalize such an acquisition once the target company is definitely established and meets all the criteria.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

Inflation and Changing Prices
-----------------------------

     The Company does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

Year 2000 Issues
----------------

     The nature of the Company's business systems is such that the year 2000 is expected to have a minimal impact on the Company's operations or financial performance. However, there can be no assurance that the systems or other parties upon which the Company's businesses also rely will address the year 2000 problem adequately.

Proforma Balance Sheet
----------------------

     The proforma balance sheet below is based upon the following assumptions and subsequent to year end 1988 events: (a) conversion of debt and obligations into common stock on May 29, 1998 (see Item 5 "Market for Common Equity and Related Stockholder Matters"), (b) receipt of 300,000 shares from ViaStar employees per settlement agreement (see Item 3 "Legal Proceedings"), and, (c) exercise of vested stock options of Mr. Salzberg (see Item 10 "Executive Compensation"). Mr Salzberg notified the Company that he will exercise his option of 850,000 shares within the next fiscal year.

                                                  March 31, 1998                     March 31, 1998
Assets                                               Historical       Adjustment         Proforma
------                                               ----------       ----------         --------
  Current Assets                                        37,448           425,000          462,448
  Fixed Assets                                          17,046                             17,046
  Deposits                                               7,158                 0            7,158
                                                         -----                 -            -----

     Total Assets                                       61,652           425,000          486,652
                                                        ======           =======          =======

Liabilities
  Current Liabilities                                  180,999                            180,999
  Loan payable, other                                  171,930         (171,930)                0
  Accrued salaries, officer - stockholder              300,000         (300,000)                0
  Notes payable, other less current maturities         246,250         (246,250)                0
                                                       -------         ---------                -
                                                       899,179         (718,180)          180,999

Stockholders' Equity
  Preferred stock                                      170,000                            170,000
  Common stock                                       1,118,922            55,000        1,173,922
  Treasury stock                                      (705,824)          705,824                0
  Additional paid in capital                         9,970,866           104,856       10,075,722
  Deficiency                                       (11,391,491)          277,500      (11,113.991)
                                                   ------------          -------     ------------
                                                      (837,527)        1,143,180          305,653

Total Liabilities & Stockholders Equity                $61,652           425,000          486,652
                                                       =======           =======          =======


ITEM 7.  FINANCIAL STATEMENTS










                        NUMEX CORPORATION AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 1998 AND 1997







                                    CONTENTS

                                                                     Page

Independent Auditors' Report                                           10

Financial Statements:
  Consolidated Balance Sheets                                          12
  Consolidated Statements of Operations                                13
  Consolidated Statement of Stockholders' Deficiency                   14
  Consolidated Statements of Cash Flows                                15
  Notes to Consolidated Financial Statements                         16-26

                          (Accounting firm letterhead)









                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Numex Corporation
Santa Fe Springs, California


We have audited the accompanying consolidated balance sheet of Numex Corporation and subsidiary as of March 31, 1998 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of March 31, 1997 as presented, were audited by other auditors whose report dated June 3, 1997, included an explanatory paragraph which expressed substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Numex Corporation and subsidiary as of March 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the year ended March 31, 1998, in conformity with generally accepted accounting principles.

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




/s/  Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
July 13, 1998

                          (Accounting firm letterhead)





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Numex Corporation


We have audited the accompanying consolidated statements of operations, stockholders', and cash flows of Numex Corporation and subsidiary for the year ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Numex Corporation and subsidiary for the year ended March 31, 1997, in conformity with generally accepted accounting principles.

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


                                 /s/  Singer Lewak Greenbaum & Goldstein LLP
                                      SINGER LEWAK GREENBAUM & GOLSTEIN LLP

Los Angeles, California
June 3, 1997


                        NUMEX CORPORATION AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEET - MARCH 31, 1998


                         ASSETS
Current assets:
  Cash                                                  $         27,218
  Inventory                                                       10,230
                                                         ----------------

          Total current assets                            $       37,448

Property and equipment, net of
  accumulated depreciation and amortization                       17,046

Deposits                                                           7,158
                                                         ----------------
                                                          $       61,652
                                                         ================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued expenses                   $       77,210
  Current maturities of notes payable, others                     45,039
  Current maturities of notes payable, related parties            58,750
                                                         ----------------

          Total current liabilities                       $      180,999

Loan payable, other                                              171,930

Loan payable, officer-stockholder                                300,000

Notes payable, related parties, less current maturities          246,250

Stockholders' deficiency:
  Preferred stock; $1.00 par value, 10,000,000 shares
    authorized, 170,000 shares issued and outstanding            170,000
  Common stock; $.10 par value, 20,000,000 shares
    authorized, 11,189,219 issued and 10,564,219
    shares outstanding                                         1,118,922
  Treasury stock, at cost, 625,000 shares                       (705,824)
  Additional paid-in capital                                   9,970,866
  Deficiency                                                 (11,391,491)
                                                          ----------------

          Total stockholders' deficiency                        (837,527)
                                                          ----------------
                                                          $       61,652
                                                          ================

See accompanying independent auditors' report and notes to financial statements.


                        NUMEX CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Year ended                Year ended
                                                                 March 31, 1998              March 31, 1997
                                                                 --------------              --------------
Net sales                                                        $      176,513             $       296,357

Cost of sales                                                            83,605                     155,203
                                                                 --------------             ---------------

Gross profit                                                             92,908                     141,154

Selling, general and administrative expenses                            653,734                     653,447
                                                                 --------------             ---------------

Loss from operations                                                   (560,826)                   (512,293)
                                                                 --------------             ---------------

Other income (expense):
  Officer-stockholder compensation                                     (300,000)                      -
  Interest expense, net                                                (128,572)                   (203,766)
  Other income                                                             -                         40,618
  Adjustment of the prior years accruals on royalty estimates           356,600                        -
  Loss on intangible assets in excess of net present value                 -                       (392,398)
                                                                 --------------             ---------------

          Total other expense                                           (71,972)                   (555,546)
                                                                 --------------             ---------------

Loss before provision for income taxes and
  extraordinary item                                                   (632,798)                 (1,067,839)

Provision for income taxes                                                  800                         800
                                                                 --------------             ---------------

Loss before extraordinary item                                         (633,598)                 (1,068,639)

Extraordinary item, gain on extinguishment of debt                         -                        603,565
                                                                 --------------             ---------------

Net loss                                                         $     (633,598)            $      (465,074)
                                                                 ==============             ===============

Loss per share before extraordinary item                                   (.08)                       (.18)

Gain per share attributable to extraordinary item                         -                             .10
                                                                 --------------            ----------------

Net loss per share                                                         (.08)                       (.08)
                                                                 ==============             ===============

Weighted average number of common shares
  outstanding used to calculate loss per share                        7,601,295                   6,166,031
                                                                 ==============             ===============



See accompanying independent auditors' report and notes to financial statements.


                        NUMEX CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
               FOR THE FISCAL YEARS ENDED MARCH 31, 1998 AND 1997

                                                                                    Unearned
                                                                 Treasury stock    portion of  Additional
                       Preferred stock        Common stock           at cost       restricted   paid in    Accumulated
                     Shares     Amount    Shares      Amount    Shares    Amount  stock issued  capital      deficit       Total

Balance at
March 31, 1996         -        $ -       6,270,600   $627,060  125,000 $(143,324) $(562,500) $7,882,903 $(10,292,819)  $(2,488,680)

Preferred stock
issued for cash      170,000    170,000                                                              850                    170,850

Offering costs                                                                                   (30,602)                   (30,602)

Common stock issued
for conversion of debt                      322,150     32,215                                   279,129                    311,344

Conversion of restricted
Stock to Treasury stock                                         500,000  (562,500)   562,500                                   -

Net loss                                                                                                     (465,074)     (465,074)
                    ----------------------------------------------------------------------------------------------------------------

Balance at
March 31, 1997       170,000    170,000   6,592,750    659,275  625,000  (705,824)    -        8,132,280  (10,757,893)   (2,502,162)

Common stock issued
for conversion of debt                    4,596,469    459,647                                 1,838,586                  2,298,233

Net loss                                                                                                     (633,598)     (633,598)
                     ---------------------------------------------------------------------------------------------------------------

Balance at
March 31, 1998       170,000   $170,000  11,189,219 $1,118,922  625,000 $(705,824)  $ -       $9,970,866 $(11,391,491)    $(837,527)
                     ===============================================================================================================

See accompanying independent auditors' report and notes to financial statements.




                                              NUMEX CORPORATION AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                    Year ended           Year ended
                                                                  March 31, 1998       March 31, 1997
                                                                  --------------       --------------
Cash flows provided by (used for) operating activities:
  Net loss                                                       $     (633,598)       $    (465,074)
                                                                  --------------        -------------

Adjustments to reconcile net loss to net cash provided
by (used for) operating activities:
  Depreciation and amortization                                           5,916                3,249
  Write-off of intangible assets                                           -                 392,398
  Gain on extinguishment of debt                                           -                (603,565)
  Adjustment of the prior years accruals on royalty estimates          (356,600)                -
  Legal fees and interest expense accrued as loan payable, other        171,930               57,778
  Officer-stockholder compensation accrued as loan payable,
     officer-stockholder                                                300,000                 -

Changes in assets and liabilities:
  (Increase) decrease in assets:
   Accounts receivable                                                    9,058               (8,384)
   Inventory                                                             (1,406)              41,106
   Prepaid expenses and other current assets                               -                  36,600
   Deposits                                                               5,233                   40

Increase (decrease) in liabilities -
   accounts payable and accrued expenses                                (62,583)             341,976
                                                                  --------------        -------------

          Total adjustments                                              71,548              261,198
                                                                  --------------        -------------

          Net cash used for operating activities                       (562,050)            (203,876)
                                                                  --------------        -------------

Cash flows used for investing activities -
  payments to acquire property and equipment                             (4,051)             (17,866)
                                                                  --------------        -------------

Cash flows provided by (used for) financing activities:
  Cash restricted                                                         5,775               (1,454)
  Proceeds from loans and notes payable, net                            572,563               86,000
  Proceeds from issuance of preferred stock                                -                 170,850
  Offering costs                                                           -                 (30,602)
                                                                  --------------        -------------

          Net cash provided by financing activities                     578,338              224,794
                                                                  --------------        -------------

Net increase in cash                                                     12,237                3,052
Cash and cash equivalents, beginning of year                             14,981               11,929
                                                                  --------------        -------------

Cash and cash equivalents, end of year                           $       27,218        $      14,981
                                                                  ==============        =============

See Note (17) for supplemental disclosures of non-cash investing and financing activities.


See accompanying independent auditors' report and notes to financial statements.

                        NUMEX CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 1998 AND 1997


(1)      Organization and Management's Plans:

     Numex Corporation (the "Company") was incorporated in the state of Delaware in August 1980. The Company is engaged in the business of manufacturing and distributing a hand-held mechanical patterned coetaneous nerve stimulator (the "Product"), which the Company markets under the name "Therapy Plus." The Product was sold primarily through an infomercial (the "Infomercial") on television from March 1991 though August 1992. An Infomercial is a one-half hour paid commercial program broadcast on television, the primary purpose of which is to sell one or more products.

     In September 1992, the Company voluntarily discontinued the airing of the Infomercial as a result of an investigation by the United States Federal Trade Commission (the "FTC"). The FTC concluded that the Infomercial contained certain advertising claims which were not supported by reliable scientific evidence.

     In October 1992, the Company signed an agreement with the FTC consenting to refrain from making certain advertising claims concerning the Product, the signing of which did not constitute an admission of a law violation. Since the discontinuance of the airing of the Infomercial in September 1992, the Company has sold the Product primarily to distributors and has not been engaged in any television marketing campaign to sell the Product.

     In October 1993, the Company completed a controlled clinical study to serve as the basis for the Food and Drug Administration ("FDA") authorization to make certain claims relative to the efficacy of the Product in relieving paid due to arthritis and to comply with the FTC's requirements.

     In November 1993, the Company submitted a 501(k) notification to the FDA advising the agency of the Company's intention to add the word "arthritis" to its labeling claims. In February 1996, the Company received a FDA notification that the Product could be marketed as a "temporary relief of minor muscular pain associated with arthritis."

     In June 1994, a subsidiary of the Company acquired ViaStar Marketing, Inc. ("ViaStar"). ViaStar was in the business of outbound telemarketing of celebrity-owned or endorsed products. The purchase price was 1,000,000 shares of the common stock of the Company in exchange for all of the issued and outstanding shares of ViaStar. Subject to ViaStar's achieving certain earnings goals, 500,000 of the shares issued were held in escrow (the "Escrow Shares"). The value of those shares, in the amount of $562,500, was shown as a reduction of the stockholders' equity as of March 31, 1996. Insofar as ViaStar is no longer in business, the 500,000 shares held in escrow were released back to the Company, and the Company placed the shares, at cost, in Treasury stock as of March 31, 1997.

     On August 2, 1995, ViaStar filed, and was granted, a petition commencing an assignment for the benefit of creditors, pursuant to Chapter 727 of the Florida State Statutes. The book value of the assets in the amount of $399,352 was assigned to the trustee for the benefit of the creditors and was charged to earnings. As a result of the petition, the Company determined that there had been a permanent impairment in the carrying value of goodwill, and the remaining unamortized balance of $533,474 was charged to earnings for the year ended March 31, 1996. On March 28, 1997, the shareholders of ViaStar dissolved the corporation under Delaware state law (see Note 13).

See accompanying independent auditors' report.

                        NUMEX CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED MARCH 31, 1998 AND 1997



(1)      Organization and Management's Plans, Continued:

     The Company's consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses during 1997 after airing a new infomercial, and has a net capital deficiency as presented on the balance sheet. Also, during the fiscal years 1998 and 1997, the Company experienced insufficient cash flows from operations, and funds for operations were obtained through the issuances of notes payable and preferred stock. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's continued existence is dependent upon its ability to achieve a new operating plan and its success of selling Therapy Plus through wholesale distributors. Management's plans in connection with this uncertainty are as follow:

     The Company plans to continue marketing Therapy Plus through wholesale distributors and exporters.

     Management has been aggressively pursuing several profitable businesses as acquisition candidates. In anticipation of possible acquisitions, the
     Company has established a relationship with a medium-size investment banking house which specializes in private placements of securities and notes with institutional investors. Included in selling, general and administrative expenses for the year ended March 31, 1998, are approximately $362,000 related to accounting, legal and financing costs associated with an acquisition target.


(2)      Summary of Significant Accounting Policies:

         Principles of Consolidation:

               The consolidated financial statements include the accounts of the
               Company  and  its  subsidiary.   All  intercompany  accounts  and
               transactions have been eliminated.

         Cash and Cash Equivalents:

               Equivalents
               ------------

               For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

               The carrying amounts of these assets approximate fair value due to the short maturity of the instruments.



See accompanying independent auditors' report.

                        NUMEX CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED MARCH 31, 1998 AND 1997




(2)      Summary of Significant Accounting Policies, Continued:

         Cash and Cash Equivalents, Continued:

               Concentration
               -------------

               The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any such losses in such accounts.

         Inventories:

               Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out ("FIFO") method.

         Property and equipment:

               Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred, whereas, additions, renewals, and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets

         Impairment of Long-Lived Assets:

               In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

               SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Impairment losses would be recognized if the carrying amounts of the assets exceed the fair value of the asset. The impact of such adoption resulted in the write-off of $392,398 for the purchased intangibles and the costs of obtaining a licensing agreement from the patent holder of the Product during the year ended March 31, 1997.




See accompanying independent auditors' report.

                        NUMEX CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED MARCH 31, 1998 AND 1997




(2)      Summary of Significant Accounting Policies, Continued:

         Advertising:

               The Company expenses the cost of advertising the first time the advertising takes place, except for direct-response advertising. Direct-response advertising consists primarily of the cost to produce a television infomercial. The cost of direct-response advertising is deferred and amortized over the expected revenue stream of approximately six to twelve months.

               For the year ended March 31, 1997, direct-response advertising costs of approximately $113,000 were expensed due to the unsuccessful attempt of a direct-response advertising campaign during 1997.

         Revenue Recognition:

               Sales and related cost of sales are recorded upon shipment of the Product. The Company has an unconditional money-back guarantee policy under which the full sale price is returned to retail customers if the Product is returned within 30 days from the date of sale. The Company has estimated a provision for future returns for sales to retail customers.

         Stock Option Plans:

               The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
               25), and related interpretations in accounting for the employee stock options, rather than adopt the alternative fair value accounting provided under The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

         Income Taxes:

               The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes."

               Deferred income tax assets result from temporary differences when certain amounts are deducted for financial statement purposes and when they are deducted for income tax purposes.




See accompanying independent auditors' report.

                        NUMEX CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED MARCH 31, 1998 AND 1997




(2)      Summary of Significant Accounting Policies, Continued:

         Net Loss Per Share:

               The Company has adopted Statement of Financial Accounting Standard No. 128, Earnings per Share ("SFAS No. 128"), which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. SFAS No. 128 was issued to simplify the standards for calculating earnings per share ("EPS") previously in APB No. 15, Earnings Per Share. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations. Common equivalent shares, consisting of outstanding stock options, are not included, since they are anti-dilutive. Net loss per common share is computed based on the weighted average number of common shares outstanding.

         Fair Value of Financial Instruments:

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

         Use of Estimates:

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


(3)      Cash:

         The Company had $56 of restricted cash to serve as collateral for a credit card reserve, as of March 31, 1998.


(4)      Major Customers:

         During the year ended March 31, 1998, the Company did business with two customers whose sales comprised approximately 22% and 65% of net sales, respectively. During the year ended March 31, 1997, the Company did business with two customers whose sales comprised approximately 56% and 28% of net sales, respectively.



See accompanying independent auditors' report.

                        NUMEX CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED MARCH 31, 1998 AND 1997




(5)      Inventory:

         A summary is as follows:                              1998

                  Finished goods                         $        7,731
                  Supplies and packaging                          2,499
                                                          --------------

                                                         $       10,230
                                                          ==============

(6)      Property and Equipment:

         A summary is as follows:
                                                               1998

                  Furniture and fixtures                 $       37,620
                  Office and computer equipment                 144,937
                  Tools and dies                                 38,259
                                                         --------------

                                                                220,816
                  Less accumulated depreciation                 203,770
                                                         --------------
                                                         $       17,046
                                                         ==============
(7)      Accounts Payable and Accrued Expenses:

         A summary is as follows:
                                                               1998

                  Accounts payable                       $       36,354
                  Accrued interest                                3,441
                  Other                                          37,415
                                                         --------------
                                                         $       77,210
                                                         ==============

          During the year ended March 31, 1998, approximately $76,176 of the Company's purchases were made from two vendors. No amounts were due to these vendors as of March 31, 1998.




See accompanying independent auditors' report.

                        NUMEX CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED MARCH 31, 1998 AND 1997




(8)      Loan Payable, Other:

         During the year ended March 31, 1998, the Company received legal services related to an acquisition target. Subsequent to the year ended March 31, 1998 the board of directors of the Company approved and issued 140,000 shares of its treasury stock, at $1.23, to this vendor for legal services rendered in the amount of $ 171,930 (see Note 18).


(9)      Loan Payable, Officer-Stockholder:

         During the year ended March 31,  1998,  the board of  directors  of the
         Company approved a bonus in the amount of $300,000 to an officer-stockholder, payable at such time as funds became available and would not be detrimental to the financial position of the Company. Subsequent to the year ended March 31, 1998, the board of directors of the Company approved and issued 240,000 shares of its treasury stock, at $1.25, to convert the accrued officer-stockholder compensation obligation of $300,000 (see Note 18).


(10)     Notes Payable, Others:

         A summary is as follows:
                                                                         1998

         Promissory  note, at prime (8.5% at March 31, 1998)
         plus 2%, payable in monthly principal payments of
         $2,000 plus interest, due on December 18, 1995.        $       23,000

         Promissory note, non-interest bearing, due on
         January 11, 1999.  This note may be  converted
         at the  holder's  option  into shares of $0.10
         par value common stock on or before due date at
         the rate of $0.50 per share.                                   22,039
                                                                 --------------

                                                                        45,039
         Less current maturities                                        45,039
                                                                 --------------
                                                                $            -
                                                                 ==============




See accompanying independent auditors' report.

                        NUMEX CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED MARCH 31, 1998 AND 1997




(11)     Notes Payable, Related Parties:

         A summary is as follows:
                                                                 1998

         Promissory note, bearing interest at 8%,
           unsecured and due on demand.                        $       25,000
         Promissory note, bearing interest at 8%,
           unsecured and due on demand (see Note 18).                  60,000
         Promissory notes, bearing interest at 8%,
           unsecured and due on demand (see Note 18).                 105,000
         Promissory note, bearing interest at 8%,
           unsecured and due on demand (see Note 18).                 115,000
                                                                --------------

                                                                      305,000
         Less current maturities                                       58,750
                                                               ---------------
                                                               $      246,250
                                                               ===============

         Subsequent to March 31, 1998, the board of directors of the Company approved and issued 197,000 shares of its treasury stock, at $1.25 per share, to convert certain notes payable, related parties in the amount of $246,250 into equity (see Note 18).


(12)     Income Taxes:

          The current provision for income taxes in both fiscal years 1998 and 1997 is related to the minimum corporate state income taxes. As of March 31, 1998, the Company had net federal operating loss carryforwards and net state operating loss carryforwards totaling approximately $6,900,000 and $1,600,000, respectively. The net federal operating loss carryforwards expire in various years through 2013 and net state operating loss carryforwards expire in various years through 2003.

          The primary components of temporary differences which give rise to the Company's net deferred tax asset at March 31, approximate as follows:

                  Deferred tax asset (liability):
                    Net operating losses                     $    2,500,000
                    Valuation allowance                          (2,500,000)
                                                             --------------

                        Net deferred tax asset (liability)   $         -
                                                             ==============
         The valuation allowance increased by approximately $250,000 in 1998.




See accompanying independent auditors' report.

                        NUMEX CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED MARCH 31, 1998 AND 1997




(13)     Gain on Extinguishment of Debt:

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


(14)     Stock Option Plans:

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

          As of March 31, 1998, the Company had 1,000,000 options granted under the non-qualified option plan to the Company's Chairman of the Board and a former officer, of which 970,000 options were fully vested and unexercised. These options may be exercised at prices ranging from $0.50 to $1.00 per share.

          Proforma information regarding net income and earnings per share under the fair value method has not been presented, as the amounts are immaterial.


(15)     Related Party Transactions:

          During the year ended March 31, 1998, certain notes payable, related parties, in the amount of $1,672,290, were converted to 3,344,581 shares of restricted and unrestricted common stock. Interest expense to related parties was approximately $83,954 and $38,345 for the years ended March 31, 1998 and 1997, respectively.




See accompanying independent auditors' report.

                        NUMEX CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED MARCH 31, 1998 AND 1997




(16)     Commitments and Contingencies:

          The inventor of the Product obtained a United States patent for the Product in February 1991. The Company and the patent owner entered into a license agreement (the "License Agreement") as of January 1, 1992. The License Agreement grants the Company an exclusive license to market, manufacture, and sell the Product in the United States and its possessions and territories for the remaining life of the patent which is currently twelve years. Thereafter, the design of the Product will be in the public domain, and the Company, as well as other companies, will have the right to market, manufacture, and sell the Product.

          The License Agreement also provides for royalties at rates ranging from $.50 per unit to $1.20 per unit depending on the method of distribution used. However, a minimum royalty of $125,000 is required to be paid during each calendar year of the term of the License Agreement whether or not the Company sells any units of the Product.

          At March 31, 1998, the Company owed the patent owner an aggregate of $356,600 in accrued royalties. Pursuant to the agreement, the obligations of the Company to pay royalty shall be stayed pending such period of governmental prohibition and as such, management made an adjustment of the prior year accruals on royalty estimates and recognized a gain as of March 31, 1998 in the amount of $356,600.

          The Company has obtained legal advice in support of the defenses available to them regarding the royalty estimate adjustment.


(17)     Supplemental Disclosure of Cash Flow Information:

          Supplemental cash flow information for the years ended March 31 are as follows:

                                                       1998                1997
                                                       ----                ----

               Cash paid for interest           $       43,610    $      73,958
               Cash paid for income taxes                  800              800


          Non-cash financing activities for the years ended March 31 were as follows:

                                                       1998                1997
                                                       ----                ----
      Conversion of promissory notes payable,
       related party, to 3,344,581 and 300,000
       shares of common stock, respectively. $ 1,672,290 $ 300,000 Conversion of promissory notes payable, others, to 1,251,888 shares of common
       stock.                                          625,943             -
      Conversion of accounts payable to 22,150
       shares of common stock                             -              11,344



See accompanying independent auditors' report.

                        NUMEX CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       YEARS ENDED MARCH 31, 1998 AND 1997




(18)     Subsequent Events:

          The Company has entered into an agreement with the original owners and an independent consultant (prior to acquisition by Numex Corporation) of ViaStar Marketing, Inc., to reacquire 300,000 shares, at cost, of the Company's common stock outstanding as of March 31, 1998. The Company had originally presented the issuance of restricted common stock as Goodwill purchased in excess of fair market value from the acquisition of ViaStar Marketing, Inc. The unamortized carrying value of purchased goodwill (see Note 1) was charged against earnings for the year ended March 31, 1996.

          The board of directors of the Company approved and issued 140,000 shares of its treasury stock, at $1.23, to a vendor for legal services rendered related to an acquisition target in the amount of $171,930 (see Note 8).

          The board of directors of the Company approved and issued 240,000 shares of its treasury stock, at $1.25, to convert the accrued officer- stockholder compensation obligation of $300,000 (see Note 9).

          The board of directors of the Company approved and issued 197,000 shares of its treasury stock, at $1.25 per share, to convert $246,250 of notes payable, related parties, as presented in the balance sheet, into equity (see Note 11).

          The Company also issued 48,000 shares of treasury stock, at $1.25 per share, to convert $60,000 of additional notes payable, related parties issued after March 31, 1998.




See accompanying independent auditors' report.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Singer, Lewak, Greenbaum & Goldstein, LLP resigned as independent public accountants for the Company as of April 30, 1998.

     In considering whether to renew its engagement as the Company's independent auditors for the fiscal year ended March 31, 1998, Singer, Lewak, Greenbaum & Goldstein, LLP requested that, if the Company sought to eliminate a liability from the Company's financial statements because the Company had no legal or contractual obligation to pay such liability, the Company obtain either a verification from a party as to the Company's potential liability under the terms of a licensing agreement as part of its auditing procedures or a legal opinion regarding such potential liability. For business reasons unrelated to an audit, the Company preferred not to request such a verification and sought to instead provide a form of legal opinion which would satisfy Singer, Lewak, Greenbaum & Goldstein LLP's auditing procedures regarding the potential liability. The Company had engaged its corporate counsel to prepare a form of opinion to address this issue. Discussions regarding the form of opinion, and the potential elimination of the liability, were not completed as of April 30, 1998.

     The report of the Company's prior accountants, Singer Lewak Greenbaum & Goldstein LLP, on the financial statements of the Company for the fiscal years ended March 31, 1995, March 31, 1996, and March 31, 1997, did not contain an adverse opinion, disclaimer of opinion nor was it qualified or modified as to audit, scope accounting principles or uncertainty, except that the accountants' report included an explanatory paragraph relating to going concern considerations for fiscal years ended March 31, 1995, 1996 and 1997.

     There were no disagreements with Singer Lewak Greenbaum & Goldstein LLP within the two most recent years, nor subsequently, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Singer Lewak Greenbaum & Goldstein LLP would have cause it to make reference to the subject matter of the disagreement in its reports.

     Singer Lewak Greenbaum & Goldstein LLP did not, however, audit or review the Company's financial statements for any period subsequent to the fiscal year ended March 31, 1997.

     On  May  18,  1998,  the  Board  of  Directors  of  the  Company   approved
management's proposal to engage Stonefield Josephson, Inc., as the Company's new independent public accountants.


                                                      PART III.


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


     The following table sets forth the directors and executive officers of Registrant as of March 31, 1998.

Name                    Age       Current Position with Company
----                    ---       -----------------------------
Gerald A. Bagg          46        Director
Robert J. Fabregas      52        Director
Isaac S. Salzberg       46        Vice President, Secretary and Director
Jack I. Salzberg        75        Chairman of the Board, President,  and
                                   Chief Executive Officer

     Listed below are descriptions of the business experience for at least the past five years for each director and executive officer listed in the preceding table. Unless otherwise described below, none of these individuals is related in any way, or has been involved in certain legal proceedings in the past five years, except as described in the legal proceedings section of this report.

     GERALD A. BAGG served as President, Chief Operating Officer, and a director of the Company since March 20, 1992 and as Chief Executive Officer since December 30, 1992. As of February 1996, Mr. Bagg resigned as President and CEO but remains a director. He is Senior Vice President of Account Management and Marketing with Williams Worldwide, a major television media buying firm. From at least 1988, Mr. Bagg served as President of Brentwood Marketing, a marketing and strategic planning firm located in Los Angeles, California. Brentwood Marketing has launched numerous entrepreneurial consumer products, including Epilady which produced sales in excess of $100,000,000 in its first year and $400,000,000 in its third year.

     J. ROBERT FABREGAS has served as a director of the Company since March 11, 1998. From June, 1988 to the present, Mr. Fabregas has been the President of Stonepine Holdings, Limited, a California corporation which is a boutique investment banking firm. He has twenty five years experience in corporate finance and commercial lending with major domestic and foreign banks, one of the largest U.S. savings and loans, a Fortune 500 manufacturing company, and privately held investment banking firms. He has served as a Member of Management in the Los Angeles office of Credit Suisse, a major Swiss financial institution. He presently maintains NASD Series 7, and 63 General Securities Licenses, in addition, to an SEC Series 65 License as a Registered Investment Advisor.

     ISAAC S. SALZBERG has served as a director of the Company since March, 1989. He was formerly President and Chief Executive Officer of the Company from March, 1989 to March, 1992. He has been a director of First Charter Bank since 1988 and an officer since 1989. Mr. Salzberg left the bank and all positions in October 1996. Mr. Salzberg is an investment broker with Prudential Securities. Mr. Salzberg is the son of the Chairman of the Board, Chief Executive Officer and President of the Company, Jack I. Salzberg.

     JACK I. SALZBERG has been Chairman of the Board since January, 1985 and has served as Chief Executive Officer of Registrant from March, 1992 until December, 1992. He assumed the additional office of President in February 1996. He had been Chairman of the Board since 1983 and Chief Executive Officer since June, 1989 of First Charter Bank, N.A., a national bank which operates two branch offices in the Los Angeles area, and of which he was also a major stockholder. Mr. Salzberg retired from all positions with First Charter Bank and divested himself all stock ownership on September 30, 1995. Mr. Salzberg is the father of Isaac S. Salzberg, a director of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act requires the Company's officers and directors, and person who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's Securities with the Securities and Exchange Commission. Officers, directors and beneficial owners of more than 10% of the Company's Common Stock are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period from April 1, 1997 through March 31, 1998, all officers, directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to or earned by the Chief Executive Officer and all officers of the Company whose compensation exceeded $100,000 for all services rendered to the Company during the fiscal years ending March 31, 1998, 1997, and 1996 (Named Executive Officers).

                           SUMMARY COMPENSATION TABLE
                                                                 Long Term Compensation Awards
                                                              Restricted      Securities Underlying
Name and Principal Position           Year    Salary         Stock Award(s)     Options/SARs(#)
Jack I. Salzberg                      1998    $300,000   (1)                     850,000
Chairman of the Board,
President, CEO
                                      1997      $-0-                                -0-
                                      1996      $-0-                                -0-

     (1) Compensation awarded by the Directors to Mr. Jack I. Salzberg on December 18, 1997 for his extraordinary efforts and years of service to the Company without compensation. On April 30, 1998, the Board authorized the conversion of this accrued liability into common stock @ $1.25 per share which was then converted on May 1998.




                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                     Number of        Percent of
                     Securities       Total Options/
                     Underlying       SARs Granted to   Exercise
                     Options/SARs     Employees in      Price       Expiration
Name                 Granted (#)      Fiscal Year       ($/sh)      Date
-----                -----------      -----------       -----      ----
Jack I. Salzberg      850,000 (2)             100%      $.50       none

     (2) Option granted by the Board of Directors on November 21, 1997 to Mr. Jack I. Salzberg.


Arrangements with Directors
---------------------------

     J. Robert Fabregas was appointed to the Board of directors on March 11, 1998. During the fiscal year 1998, he received a total of $34,500 as compensation through his company, Stonepine Holdings, Limited, for consulting services rendered to the Company unrelated to his services and duties as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information concerning ownership of the Company's Common Stock as of March 31, 1998 by (a) each director of the Company;
(b) each person known to the Company to be the beneficial owner of more than five percent (5%) of its Common Stock; and (c) all directors and officers of the Company as a group.

                                Amount and Nature
                                       of
                              Beneficial Ownership



Name of Beneficial                                      Number of    Percent of
Owner                Title                              Shares       Class
-----                -----                              ------       -------
Gerald A. Bagg       Director                            150,000 (1)     1.27%
J. Robert Fabregas   Director                                  0            0%
Isaac S. Salzberg    Corporate Secretary and Director    246,500 (2)     2.09%
Jack I. Salzberg     Chairman of the Board & President 2,247,800 (3)    19.04%

All Directors and Officers as a group (four) persons   2,644,300        22.4%

Esther Kozienicki (4)                                    759,760         6.44%




(Footnotes)

(1) Consists of 150,000 shares which Mr. Bagg has the right to acquire through stock option plan which became exercisable on June 1, 1998

(2) Includes 85,000 shares are held by Isaac S. Salzberg and Susan S. Salzberg as trustees for the Isaac S. Salzberg and Susan S. Salzberg Living Trust. The balance of these shares is held by Mr. Salzberg as custodian for his minor children. Mr. Salzberg has the power to both vote and direct the disposition of his children's shares.

(3) Includes 850,000 stock option of Mr J. Salzberg exercisable at the option of the holder at $.50 per share, and 240,000 shares issued on May, 1998 on conversion of accrued salaries of $300,000 at $1.25 per share. The bid price at the time of conversion was 7/8.

(4) Ms. Kozienicki is the sister of Jack I. Salzberg. Mr. Salzberg disclaims beneficial ownership of any of the shares owned by Ms. Kozienicki.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the July, 1997 and December, 1997 Board resolution to eliminate most of the existing indebtedness, the following noteholders elected to convert their receivables into common stock:

Jack I Salzberg
---------------

     Jack I. Salzberg, the Company's Chairman of the Board and President, converted all accrued interests and notes payable due him in the amount of $143,916 into 287,831 shares of common stock at $.50 per share. Last year, he converted his 2 1/2 year note for $300,000 into 300,000 shares of common stock at $1.00 per share. See Item 5 "Market for Common Equity and Related Stockholder Matter", Item 9 "Directors, Executive Officers, Promoters and Control Persons", and, Item 10 "Executive Compensation".

Esther Kozienicki
-----------------

     Esther Kozienicki is the sister of Jack I. Salzberg. At March 31, 1997, she had $566,000 outstanding notes receivable from the Company. In addition, the Company issued new demand notes payable for operating cash received in an aggregate amount of $227,000 during the fiscal year 1998. She converted $779,880 of outstanding notes and accrued interests through December 1997 into 1,559,760 shares of common stock at $.50 per share. Ms. Kozienicki had continually provided the Company with operating cash fund since 1993. On May 29, 1998, subsequent to the fiscal year, Ms. Kozienicki converted $160,000 notes into 128,000 shares of common stock at $1.25 per share. See Item 5 "Market for Common Equity and Related Stockholder Matters".

Malka Livne
-----------

     The Company issued new demand notes payable to Malka Livne, sister in law of Jack I. Salzberg, an aggregate amount of $149,000 for operating cash received during the fiscal year ended March, 1998. At March 31, 1997 she had $350,000 outstanding notes receivable from the Company. During the year, she converted outstanding notes and accrued interests through December 1997 amounting to $463,995 into 927,990 shares of common stock at $.50 per share. Ms. Livne had continually provided the Company with operating cash fund since 1994. See Item 5 "Market for Common Equity and Related Stockholder Matters".


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


                                      NUMEX CORPORATION


                                      By /s/  JACK I. SALZBERG
                                              Jack I. Salzberg
                                              Chairman of the Board & President







Dated:   June 29, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/   JACK I. SALZBERG
Jack I. Salzberg
Chairman of the Board & President

/s/ ISAAC S. SALZBERG
Isaac S. Salzberg
Secretary and Director

/s/ GERALD A. BAGG
Gerald A. Bagg
Director

/s/ J. ROBERT FABREGAS
J. Robert Fabregas
Director


Dated:  June 29, 1998

                                                  INDEX TO EXHIBITS

Exhibit No.

3.1 Certificate of Incorporation. Incorporated by reference to exhibit 2.1 to Company's Registration Statement on Form S-18, filed on August 14, 1980.

3.2 Certificate of Amendment to the Certificate of Incorporation filed August 30, 1985. Incorporated by reference to exhibit 3.3 to Company's Form 10-K for fiscal year ending March 31, 1988.

3.3 Certificate of Amendment to the Certificate of Incorporation filed March 31, 1986. Incorporated by reference to exhibit 10.4 to Company's Form 10-K for fiscal year ending March 31, 1986.

3.4 Certificate of Amendment to the Certificate of Incorporation filed October 14, 1992. Incorporated by reference to exhibit 3.4 to Company's Form 10-KSB for fiscal year ending March 31, 1993.

3.5 Bylaws. Incorporated by reference to exhibit 2.2 to Company's Registration Statement on Form S-18, filed on August 14, 1980.

3.6  Amendment to Bylaws dated March 19, 1992.  Incorporated  by reference to exhibit 3.6 to Company's Form 10-KSB for fiscal year ending March 31, 1993.

3.7  Amendment to Bylaws dated March 30, 1992.  Incorporated  by reference to exhibit 3.7 to Company's Form 10-KSB for fiscal year ending March 31, 1993.

3.8  Amendment to Bylaws dated July 15, 1992.  Incorporated  by reference to exhibit 3.8 to Company's Form 10-KSB for fiscal year ending March 31, 1993.

3.9 Amendment to Bylaws dated December 30, 1992. Incorporated by reference to exhibit 3.9 to Company's Form 10-KSB for fiscal year ending March 31, 1993.

4    Specimen  Common Stock  Certificate.  Incorporated  by reference  to exhibit 3.0 to Company's Registration Statement on Form S-18, filed on August 14, 1980 (by amendment).

10.1 License agreement dated as of January 1, 1992 between the Company and Gunter Schweisfurth concerning Therapy Plus. Incorporated by reference to exhibit 10.1 to Company's Form 10-KSB for fiscal year ending March 31, 1993.

10.8 1992 Stock Option Plan. Incorporated by reference to exhibit 10.8 to Company's Form 10-KSB for fiscal year ending March 31, 1993.

10.9 Stock Option Agreement with Gerald A. Bagg. Incorporated by reference to exhibit 10.9 to Company's Form 10-KSB for fiscal year ending March 31, 1993.

10.16 Settlement Agreement and Release of All Claims dated December 29,1997 between the Company and Jacob M.M. Graff. Filed herewith.

10.17 Settlement Agreement and Release of All Claims dated January 29, 1998 between the Company and Belin Rawlings and Badal LLP. Filed herewith.

10.18 Settlement Agreement and Release of All Claims dated February 5, 1998 between the Company and Barnes Morris Wolf P.C.. Filed herewith

INDEX TO EXHIBITS, cont.


11 Statement regarding computation of per share earnings. Set forth on Consolidated Statements of Operations, above, as the Company has a simple capital structure.

21   Subsidiaries of Registrant.  Filed herewith

27   Financial Data Schedule

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                                  10-K Contents
                                                                   PAGE
PART I
             Item 1.   Business                                      2

             Item 2.  Properties                                     3

             Item 3.  Legal Proceedings                              4

             Item 4.  Submission of Matters to Vote of
                      Security Holders                               4
PART II.
             Item 5.  Market for Common Equity and Related
                      Stockholder Matters                            4

             Item 6.  Management's Discussion  and  Analysis
                      of Financial Conditions  and Results of
                      Operations                                     6

             Item 7.  Financial Statements and Supplementary Data    9-26

             Item 8.  Changes in and disagreements with
                      Accountants on Accounting and Financial
                      Disclosure                                     27
PART III
             Item 9.  Directors and Executive Officers of the
                      Company                                        27

             Item 10. Executive Compensation                         29

             Item 11. Security Ownership of Certain Beneficial
                      Owners and Management .                        30

             Item 12. Certain Relationships and Related
                      Transactions                                   31
PART IV
             Item 13. Exhibits, List and Reports on Form 8-K         31

             SIGNATURES                                              32

             INDEX TO EXHIBITS                                      33-34