Form 10QSB
period 1998-06-30
NUMEX CORP
filed 1998-08-07
CIK 318716

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

                             ----------------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended, June 30, 1998


[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                             ----------------------

                          Commission File Number 0-9459

                                NUMEX CORPORATION

               Incorporated pursuant to the Laws of Delaware State

                             ----------------------

        Internal Revenue Service - Employer Identification No. 06-1034587
               14115 S. Pontlavoy Ave. Santa Fe Springs, CA 90670
                                 (562) 404-7176

                             ----------------------

     Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X] No [ ]

     Registrant had 10,889,219 shares of Common Stock, $.10 par value, and 170,000 shares of Preferred stock, $1.00 par value, outstanding as of August 6, 1998.

     Transitional Small Business Disclosure Format (check one):

     Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                NUMEX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1998
                                   (Unaudited)

                                     Assets
Current Assets:
   Cash and equivalents                                          $73,262
   Inventory                                                       7,149
   Prepaid expenses                                                  496
                                                          ---------------
     Total current assets                                         80,907

Fixed assets, net                                                 15,765
Deposits                                                           7,158
                                                          ---------------
     Total assets                                               $103,830
                                                          ===============

                       Liabilities & Stockholders' Equity
Current liabilities:
   Notes payable                                                $180,789
   Accounts payable                                               27,529
   Accrued expenses                                               30,382
                                                          ---------------
     Total current liabilities                                   238,700


Stockholders' equity:
   Preferred stock, $1.00 par value,
     10,000,000 shares authorized, 170,000 issued                170,000
   Common stock, $.10 par value, 20,000,000 shares authorized,
     11,189,219 shares issued and outstanding                  1,118,922
   Additional paid in capital                                 10,043,222
   Accumulated deficit                                       (11,467,014)
                                                          ---------------
     Total stockholders' equity                                 (134,870)

     Total liabilities & stockholders' equity                   $103,830
                                                          ===============

See Notes to Consolidated Financial Statements.

                                NUMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 1998 And 1997
                                   (Unaudited)




                                               Three Months Ended, June 30
                                                     1998             1997
                                               --------------  ---------------

Net sales                                            $2,084          $30,414

Cost of sales                                           626           12,450
                                               --------------  ---------------

     Gross profit                                     1,458           17,964

Selling, general and administrative expenses         71,505           55,269
                                               --------------  ---------------

   Loss from operations                             (70,047)         (37,305)

Interest expense, net                                (5,475)         (44,760)
                                               --------------  ---------------

Loss before income taxes                            (75,522)         (82,065)

Provision for income taxes                                0                0
                                               --------------  ---------------

     Net  loss                                     ($75,522)        ($82,065)
                                               ==============  ===============

Per share data:
     Net loss                                        ($0.01)          ($0.01)
                                               ==============  ===============


Weighted average common shares outstanding       10,783,999        5,967,750
                                               ==============  ===============

See Notes to Consolidated Financial Statements.

                                Numex Corporation
                      Consolidated Statements of Cash Flows
               For the Three Months Ended, June 30, 1998 and 1997
                                   (Unaudited)

                                                    Three Months ended June 30
                                                       1998             1997
                                                   --------------  -------------

Cash flows from operating activities:
Net loss                                                ($75,522)      ($82,065)
Adjustments required to reconcile net loss to
   net cash used in operating activities:
Depreciation and amortization                              1,281          1,316
Changes in operating assets and liabilities:
   Accounts receivable                                      (139)         7,964
   Inventory                                               3,081         (1,935)
   Prepaid expenses                                         (496)        (2,427)
   Restricted cash                                             0          4,756
   Deposits                                                    0              0
   Accounts payable                                       (7,980)       (18,762)
   Accrued expenses                                      (11,181)        22,183
   Customer Deposits                                           0        (28,000)
                                                   ---------------  ------------
      Net cash used in operating activities              (90,956)       (96,970)
                                                   ---------------  ------------

Cash flows from investing activities:
  Purchase of fixed assets                                     0              0
  Purchase of Intangible Assets                                0              0
                                                   ---------------  ------------
     Net cash used in investing activities                     0              0
                                                   ---------------  ------------

Cash flows from financing activities:
   Proceeds from note payable                            140,000         85,500
   Proceeds from notes payable to related parties              0              0
   Repayment of notes payable                             (3,000)        (2,000)
   Repayment of notes payable to related parties               0              0
                                                   ---------------  ------------
     Net cash provided by financing activities           137,000         83,500
                                                   ---------------  ------------

Net decrease in cash and cash equivalents                 46,044        (13,470)

Cash and cash equivalents, beginning of period            27,218         14,981
                                                   ---------------  ------------

Cash and cash equivalents, end of period                 $73,262         $1,511
                                                   ===============  ============

See Notes to Consolidated Financial Statements.

                                NUMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  June 30, 1998
                                   (Unaudited)



Supplemental cash flow information for the three months ended June 30, was as follows:

                                                         1998           1997
                                                      -----------   -----------

      Interest paid                                         $590      $10,025

     Income taxes paid                                        -          -




Non-cash financing activity for the three months ended June 30, was as follows:

                                                          1998          1997
                                                       ----------    ----------

Issuance of common stock in payment of
legal services at $1.23 per share                       $171,930         -

Conversion of accrued compensation of a related party
into common stock at $1.25 per share                     300,000         -

Conversion of notes payable into shares of common stock
at $1.25 per share                                       306,250         -

                                NUMEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (UNAUDITED)


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

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-KSB for fiscal year ended March 31, 1998. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ended March 31, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS


Results of Operations

         Net Sales for the three months ended June 30, 1998 and 1997 were $2,000 and $30,000 respectively. There were no large distributor nor dealer orders for the current quarter which resulted to a $28,000 decrease in sales compared to last year's.

         Selling, general and administrative expenses during the three months ended June 30, 1998 and 1997 were $71,000 and $55,000 respectively. The increase in expenses was largely due to the $6,000 decrease in rent from having a sublessee, $15,000 increase in legal fees for preparation of registration statement and other corporate matters, and $5,000 increase in outside services incurred for matters related in pursuit of acquiring profitable businesses.

         Interest expense for this quarter of $5,500 compared to last year's $44,800 is significantly decreased due to conversions of notes payable into shares of common stock as previously reported in March 31, 1998 10-KSB.


Financial Condition, Liquidity and Capital Resources

         Cash used in operations during the current three month period was $91,000, which was offset by a net increase in debt incurred of $137,000 resulting in an increase of $46,000 in the Company's cash position.

         As previously reported in March 31, 1998 10-KSB, an aggregate indebtedness of $778,000 were converted into 625,000 shares of common stock during the quarter ended June 30, 1998. The Company's treasury stocks were used for this transaction.

         The Company plans to continue to rely upon external financing sources to meet the cash requirement of its ongoing operation. In the past, Jack I. Salzberg has provided the Company, either directly or indirectly through guarantees, with the necessary working capital needed to continue operating. As previously reported in March 31, 1998 10-KSB, Mr. Salzberg made a commitment to continue to provide such funds for the continuance of business until an acquisition is completed or a private placement of securities has been made.


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


Inflation and Changing Prices

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

                  None


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          Previously reported on March 31, 1998 10-KSB Item 5 Market for Common Equity and Related Stockholder Matters.


ITEM 3.  DEFAULT UPON SENIOR SECURITIES

          None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          None.


ITEM 5.  OTHER INFORMATION

          None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)(1)   Exhibits
                  See Index to Exhibits. The exhibits therein listed and attached hereto, and the Exhibits therein incorporated by reference, are filed as a part of this report.

         (a)(2)   List
                  See exhibits.

         (b)      Reports on Form 8-K
                  A Form 8-K dated April 30, 1998 was filed on May 6, 1998 regarding the resignation of the Company's accountants, Singer Lewak Greenbaum & Goldstein.

                  A Form 8-K/A dated April 30, 1998 was filed on May 12, 1998 regarding Singer Lewak Greenbaum & Goldstein's confirming statements made on this Form 8-K/A.

                  A Form 8-K dated May 18, 1998 was filed on May 21, 1998 regarding Singer Lewak Greenbaum & Goldstein's and the new accountants, Stonefield Josephson, Inc.'s confirming statements made on this Form 8-K.

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

10.16Settlement Agreement and Release of All Claims dated December 29, 1997 between the Company and Jacob M.M. Graff. Incorporated by reference to exhibit 10.16 to Company's Form 10-KSB for fiscal year ending March 31, 1998.

10.17Settlement Agreement and Release of All Claims dated January 29, 1998 between the Company and Belin Rawlings and Badal LLP. Incorporated by reference to exhibit 10.17 to Company's Form 10-KSB for fiscal year ending March 31, 1998.

10.18Settlement Agreement and Release of All Claims dated February 5, 1998 between the Company and Barnes Morris Wolf P.C.. Incorporated by reference to exhibit 10.18 to Company's Form 10-KSB for fiscal year ending March 31, 1998.

11 Statement regarding computation of per share earnings. Set forth on Consolidated Statements of Operations, above, as the Company has a simple capital structure.

21 Subsidiaries of Registrant. Incorporated by reference to exhibit 21 to Company's Form 10-KSB for the fiscal year ended March 31, 1998.

27   Financial Data Schedule. Filed herewith

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


Dated:  August 6, 1998