Form 10QSB
period 1998-09-30
NUMEX CORP
filed 1998-11-16
CIK 318716

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

                             ----------------------

 [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the quarterly period ended, September 30, 1998


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

Yes  [X] No  [  ]

     Registrant  had  11,312,833   shares  of  Common  Stock,  $.10  par  value,
outstanding as of September 30, 1998.

Transitional Small Business Disclosure Format (check one):

Yes  [  ]         No  [X]

See Notes to Consolidated Financial Statements.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                NUMEX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998
                                   (Unaudited)

                                     Assets
Current Assets:
    Cash and equivalents                                             $32,627
    Accounts receivable - other                                        5,106
    Inventory                                                         10,430
    Prepaid expenses                                                     496
                                                   -------------------------
       Total Current Assets                                           48,657

Fixed Assets
     Fixed assets                                                    220,817
     Less Accumulated depreciated                                   (206,333)
                                                      -------------------------

       Total  fixed assets                                             14,484

Other Assets
     Deposits                                                           8,058
                                                      -------------------------
        Total Assets                                                  $71,199
                                                      =========================

                           Liabilities and Equity
Current Liabilities:
     Accounts payable                                                  $13,867
     Accrued expenses                                                   14,018
     Notes payable                                                      47,000
                                                      -------------------------
        Total Current Liabilities                                       74,885
                                                      -------------------------

Stockholders' Equity:
     Preferred stock, $1.00 par value, 10,000,000 shares authorized none issued
     Common stock, $.10 par value, 20,000,000 shares authorized,
     11,312,833  shares issued and outstanding                       1,131,283
     Treasury stock, at cost 77,509 shares                                   -
     Additional paid in capital                                     10,401,313
    Retained earnings                                              (11,391,492)
     Current net income/(loss)                                        (144,790)
                                                      -------------------------
        Total Stockholders' Equity                                      (3,685)
                                                      -------------------------
        TOTAL LIABILITIES AND EQUITY                                   $71,199
                                                      =========================
See Notes to Consolidated Financial Statements.

                                NUMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED, SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                     Three Months Ended       Six Months Ended
                                        September 30,           September 30,
                                  1998             1997      1998        1997
                               -----------    ----------  ---------    --------

Net sales                            $204       $81,104      $2,288    $111,518

Cost of Sales                        $204        31,836         829      44,286
                               -----------  -------------  ---------   ---------


     Gross Profit                       0        49,268       1,459      67,232

Selling, general and
 administrative expenses           66,459        66,160     137,964     121,429
                               -----------   -----------  ----------  ----------

Net Income/(Loss) from
     operations                  (66,459)      (16,892)   (136,505)    (54,197)
                               -----------  ------------  ----------  ----------

Other Income/(Expense)
      Interest expense, net       (2,010)      (40,250)     (7,485)    (85,009)
                               -----------  ------------  ----------  ----------

  Total Other Income/(Expense)    (2,010)      (40,250)     (7,485)    (85,009)

Net Income/(Loss) before
    income taxes                 (68,489)      (57,142)   (143,990)   (139,206)

                                        0

Provision for income taxes          (800)         (800)       (800)       (800)
                               -----------  ------------  ----------  ----------
    Net Income/(Loss)           ($69,269)     ($57,942)   ($144,790)  ($140,006)
                               ===========  ===========  ===========  ==========

Per share data:
     Net loss                     ($0.01)       ($0.01)     ($0.02)     ($0.02)
                               ===========  ===========   ========== ===========
Weighted average common
     shares outstanding        11,191,906    $6,698,668  10,989,067  $6,335,206
                               ===========  ============ ============ ==========


See Notes to Consolidated Financial Statements.

                                NUMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED, SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                              Six Months ended September 30
                                                           1998          1997
Cash flows from operating activities:
     Net Income/Loss                                      ($144,790)  140,007)
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation and amortization                            2,562     2,877
     Conversion of liabilities to common stock                         67,082
     Conversion of accrued interest & expenses into notes payable     180,213

Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable             (5,106)   (30,573)
     (Increase) decrease in prepaid expenses                  (496)    (6,660)
     (Increase) decrease in inventories                       (199)      (318)
     (Increase) decrease in restricted cash                             5,755
     (Increase) decrease in deposits                          (900)         -
     Increase (decrease) in accounts payable               (21,782)   (34,259)
     Increase (decrease) in accrued liabilities            (17,881)   171,062)
     Increase (decrease in customer deposits                      -   (68,591)
                                                        ------------ ---------
        Total adjustments                                  (43,801)   (55,536)
                                                        ------------ ---------
      Net cash provided (used) by operating activities    (188,591)  (195,543)

Cash flows from investing activities:
     Purchase of fixed assets                                     -      (270)
                                                        ------------ ---------
Net cash provided (used) by investing activities                  -      (270)

Cash flows from financing activities:
     Proceeds from notes payable                            200,000    200,500
     Repayment of notes payable                              (6,000)    (4,000)
                                                        ------------ ---------
     Net cash provided by financing activities              194,000   196,500
                                                        ------------ ---------

Net  increase (decrease) in cash and cash equivalents         5,409       687

Cash and cash equivalents, beginning of period               27,217    14,981
                                                        ------------ ---------
Cash and cash equivalents, end of period                    $32,626   $15,668
                                                           ========= =========

Supplemental cash flow information:
     Interest paid                                           $7,485    $22,767
     Income taxes paid                                          800        800

Non-cash financing activity:
     Conversion of preferred stock to common stock          170,000
     Conversion of notes payable to common stock            515,039
     Conversion of accrued compensation of a related party  300,000
     Issuance of common stock in payment of legal services  171,930
     Conversion of accrued interest of a related party
        noteholder into common stock                                    67,082
Conversion of accrued interests into notes payable                     158,174
Conversion of accounts payable into notes payable                       22,039

See Notes to Consolidated Financial Statements.

                                NUMEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-KSB for fiscal year ended March 31, 1998. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ended March 31, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS


Results of Operations

     Net Sales for the six months ended September 30, 1998 and 1997 were $2,000 and $112,000 respectively. The decease of $110,000 in current year's net sales was due to decreased dealer sales.

     Selling, general and administrative expenses during the six months ended September 30, 1998 and 1997 were $138,100 and $121,000 respectively. The increase was largely due to the increase in legal fees for preparation of registration statement and other corporate matters, and $30,000 increase in outside services incurred for matters related in pursuit of acquiring profitable businesses.

     Net Sales for the three months ended September 30, 1998 and 1997 were $200 and $112,000 respectively. There were no large distributor nor dealer orders for the current quarter which resulted in the decrease in sales compared to last year.

     Selling, general and administrative expenses during the three months ended September 30, 1998 and 1997 were the same, $66,000 and $66,000 respectively.

     Interest expense for this quarter of $2,000 compared to last year's $40,000 is significantly decreased due to conversions of notes payable into shares of common stock as previously reported in March 31, 1998 10-KSB.


Financial Condition, Liquidity and Capital Resources

     Cash used in operations during the current six month period was $189,000, which was offset by a net increase in debt incurred of $194,000 resulting in an increase of $5,000 in the Company's cash position.

     During the second quarter, four noteholders converted their aggregate indebtedness of $178,000 into common stock of the Company at $1.00 per share. A fifth noteholder converted his note receivable of $22,000 at $0.50 per share of common stock of the Company. A total of 222,491 of the Company's treasury stocks were used for this transaction.

     On September 30, 1998 the preferred shareholders exchanged all their shares to common stock of the Company, on a one to one basis, for a total of 201,123 shares. The total included their original investment plus accrued dividends at the rate of $1.00 per share.

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


Current Plans

     While the Company is continuing to explore the marketing of Therapy plus, the main emphasis of management is directed to acquiring profitable operating companies. The Company has $6,900,000 federal tax loss carry forward and $1,600,000 tax loss for the State that can be utilized against profitable operations.


     The Company's management is currently pursuing acquisition of several target companies dependent upon obtaining financing and due diligence to be performed by the company. Although there is no guarantee that any of the proposed acquisitions will materialize, there is reasonable anticipation that funds can be obtained to finalize such an acquisition once the target company is definitely established and meets all the criteria.


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

                  None

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


Dated: November 6, 1998