Form 10QSB
period 1998-12-31
NUMEX CORP
filed 1999-02-12
CIK 318716

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

                             ----------------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended, December 31, 1998


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


                      *433 N. Camden Drive, 4th Floor, #216
                             Beverly Hills, CA 90210
                                 (310) 274-6296
                             *As of February 1, 1999

                             ----------------------

      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No  [  ]

      Registrant  had  11,312,833   shares  of  Common  Stock,  $.10  par value,
outstanding as of December 31, 1998.

Transitional Small Business Disclosure Format (check one):

Yes  [  ]   No  [X ]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                NUMEX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1998
                                   (Unaudited)

                                     Assets
Current Assets:
    Cash and equivalents
                                                                         $ 7,704
    Accounts receivable - other                                              163
    Inventory                                                              9,829
    Prepaid expenses                                                         496
                                                                  --------------
       Total Current Assets                                               18,192

Fixed Assets
     Fixed assets                                                        220,817
     Less Accumulated depreciated                                     (207,6114)
                                                                  --------------
       Total  fixed assets                                                13,203

Other Assets
     Deposits                                                              8,058
                                                                  --------------
        Total Assets                                                     $39,453
                                                                  ==============

                             Liabilities and Equity
Current Liabilities:
     Accounts payable                                                    $18,915
     Accrued expenses                                                     20,086
     Notes payable                                                        14,000
                                                                  --------------
        Total Current Liabilities                                         53,001
                                                                  --------------

Long -Term Debt                                                           80,000

Stockholders' Equity:
     Preferred stock, $1.00 par value, 10,000,000 shares authorized none issued

     Common stock, $.10 par value, 20,000,000 shares authorized,
     11,312,833 shares issued and  outstanding                         1,131,283
     Treasury  stock,  at cost 77,509                                          -
     shares Additional paid in capital                                10,401,313
     Retained earnings                                              (11,391,492)
     Current net income/(loss)                                         (243,653)
                                                                  --------------
        Total Stockholders' Equity                                      (93,548)
                                                                  --------------
        TOTAL LIABILITIES AND EQUITY                                     $39,453
                                                                  ==============



                                       2
See Notes to Consolidated Financial Statements

                                NUMEX CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED, DECEMBER 31, 1998 AND 1997
                                   (Unaudited)

                               Three Months Ended           Nine Months Ended
                                  December 31,                December 31,
                               1998           1997         1998          1997
                            ------------   -----------   ----------   ----------

Net sales                     $   2,619    $  39,369    $   4,906    $ 150,886

Cost of Sales                       601       15,554        1,430       59,840
                              ---------    ---------    ---------    ---------


     Gross Profit                 2,018       23,814        3,476       91,046

Selling, general and
                                 84,149      363,037      234,079      484,466
                              ---------    ---------    ---------    ---------

Net Income/(Loss) from
     operations                 (82,131)    (339,223)    (230,603)    (393,420)
                               ---------    ---------    ---------    ---------

Other Income/(Expense)
      Interest expense, net      (1,509)     (38,413)      (8,993)    (123,422)
      Other income                5,743          500        5,743          500
                               ---------    ---------    ---------    ---------

  Total Other                     4,234      (37,913)      (3,250)    (122,922)
Income/(Expenses)

Net Income/(Loss) before
    income taxes                (77,897)    (377,136)    (233,853)    (516,342)


Provision for income taxes         --           (800)        (800)        (800)
                               ---------     ---------    ---------    --------

    Net Income/(Loss)           (77,897)   ($377,936)    ($234,653)  ($517,142)
                               ==========   ==========   ==========   =========

Per share data:
     Net loss                   ($0.01)       ($0.05)      ($0.02)      ($0.08)
                               ==========   ==========   ==========   =========

Weighted average common
     shares outstanding       11,312,833     7,484,501   11,097,382   6,719,697
                             ============   =========   ===========   =========


See Notes to Consolidated Financial Statements

                                Numex Corporation
                      Consolidated Statements of Cash Flows
             For the Nine Months Ended, December 31, 1998 and 1997
                                   (Unaudited)

                                                  Nine Months ended December 31
                                                          1998          1997
Cash flows from operating activities:
     Net Income/Loss                                    ($234,653)   (517,142)
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation and amortization                          3,843       4,280
     Conversion of liabilities to common stock
     Conversion of accrued interest & expenses into
     notes payable
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable              (162)       (433)
     (Increase) decrease in prepaid expenses                 (496)       (893)
     (Increase) decrease in inventories                       401      (3,450)
     (Increase) decrease in restricted cash                      -      5,722
     (Increase) decrease in other assets                         -    (27,405)
     (Increase) decrease in deposits                         (900)      5,731
     Increase (decrease) in accounts payable              (16,733)    (33,154)
     Increase (decrease) in accrued liabilities           (11,812)     399,934
     Increase (decrease in customer deposits                     -    (88,192)
                                                      ------------- ----------
        Total adjustments                                 (25,859)    262,191
                                                      ------------- ----------
      Net cash provided (used) by operating              (260,512)   (254,951)
activities

Cash flows from investing activities:
     Purchase of fixed assets                                    -     (3,770)
                                                      ------------- -----------
Net cash provided (used) by investing activities                 -     (3,770)

Cash flows from financing activities:
     Proceeds from notes payable                           250,000     255,500
     Repayment of notes payable                            (9,000)      (6,000)
                                                      ------------- -----------
     Net cash provided by financing activities             241,000     249,500
                                                      ------------- -----------

Net  increase (decrease) in cash and cash equivalents     (19,512)      (9,221)

Cash and cash equivalents, beginning of period              27,217      14,981
                                                      ------------- -----------
Cash and cash equivalents, end of period                    $7,705      $5,760
                                                      ============= ===========

Supplemental cash flow information:
     Interest paid                                            $8,532     $38,198
     Income taxes paid                                           800         800

Non-cash financing activity:
     Conversion of preferred stock to common stock           170,000
     Conversion of notes payable to common stock             515,039
     Conversion of accrued compensation                      300,000
     Issuance of common stock in payment of legal            171,930
     services
     Conversion of accrued interest of a noteholder
         into common stock                                                67,082
Conversion of accrued interests and notes payable                      1,330,319
into stock
Conversion of accounts payable into notes payable                         22,039


                                       4
See Notes to Consolidated Financial Statements

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

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 10-KSB for fiscal year ended March 31, 1998. Operating results for the nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ended March 31, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS


Results of Operations

      Net Sales for the nine-months ended December 31, 1998 and 1997 were $5,000 and $151,000 respectively. The decease of $146,000 in current year's net sales was due to decreased dealer sales.

      Selling, general and administrative expenses during the nine months ended December 31, 1998 and 1997 were $234,000 and $484,000 respectively. The decrease was largely due to reduction in operations.

      Net Sales for the three months ended December 1998 and 1997 were $3,000 and $39,000 respectively. There were no large distributor nor dealer orders for the current quarter, which resulted in the decrease in sales compared to last year.

      Selling, general and administrative expenses during the three months ended December 31, 1998 were, $84,000 compared to $363,000 during the same period in 1997. The net decrease of $299,000, compared to the 3rd quarter 1997 was largely due to a reduction in operations.

      Interest expense for this quarter of $1,500 compared to last year's $38,000 is significantly decreased due to conversions of notes payable into shares of common stock as previously reported in March 31, 1998 10-KSB.


Financial Condition, Liquidity and Capital Resources

      Cash used in operations during the current nine month period was $261,000, which was offset by a net increase in debt incurred of $241,000 resulting in a decrease of $20,000, in the Company's cash position.

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

Subsequent event

During January 1999, legal fees totaling $18,915, as reflected in the section entitled Liabilities and Equity, accounts payable, were paid in full.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

      Change of address

      14115 S. Pontlavoy Ave., Santa Fe Springs, CA 90703

      Under the First Amendment to Lease, the term of the Company's lease expired at the above address, on January 31, 1999. The Company did not require the 12,460 square feet facility, and as of February 1, 1999, has relocated to the following address:

      Numex Corporation
      433 N. Camden Drive, 4th floor, Suite 216
      Beverly Hills, CA 90210

      Telephone:  (310) 274-6296 or  (562) 404-7176


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


Dated: February 11, 1999