Form 10KSB40
period 1999-03-31
NUMEX CORP
filed 1999-07-13
CIK 318716

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-7722
                            ------------------------

                               NUMEX CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        06-1034587
 (State of other jurisdiction of incorporation       (I.R.S. Employer Identification Number)
               or organization)

    11111 SANTA MONICA BOULEVARD, SUITE 210
            LOS ANGELES, CALIFORNIA                                   90025
   (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (310) 914-3007

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.10 per share
                            ------------------------

    INDICATE BY CHECKMARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORT(S)), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

Yes _X_ No ___

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    Revenues for the fiscal year ended March 31, 1999 were $15,970.

    The aggregate market value of the common equity held by non-affiliates of the registrant as of May 28, 1999. amounted to approximately $23,946,021.

    Registrant had 15,145,697 shares of Common Stock, $.10 par value per share, and 144,000 shares of Series B Convertible Preferred Stock, $1.00 par value per share, outstanding as of June 30, 1999.

    Documents Incorporated by Reference (to the extent indicated herein): Part III--Portions of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission, are incorporated by reference to the extent stated here.

    Transitional Small Business Disclosure Format:  Yes / / No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.
                                    BUSINESS

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

    Pursuant to that certain Agreement and Plan of Merger dated as of April 12, 1999 (the "Merger Agreement") between Numex Corporation (the "Company") and JSA Acquisition Corporation, a wholly owned subsidiary of the Company, on the one hand; and Jeffrey A. Stern & Associates, Inc. ("JSA") and the shareholders of JSA (the "JSA Shareholders"), on the other hand, on April 12, 1999, the Company acquired all of the outstanding capital stock of JSA (the "Closing"), in consideration of the issuance to the JSA shareholders of an aggregate of 3,046,875 shares of the Company's Common Stock, of which Jeffrey A. Stern ("Stern") received 2,500,006 shares. The acquisition of JSA is referred to herein as the "JSA Acquisition." In connection with the Closing, the Company completed a private placement (the "Private Placement") of 132,000 shares of Series B Convertible Preferred Stock of the Company which is convertible into an aggregate of 2,200,044 shares of the Company's Common Stock at any time. At the Closing, the Company also issued (a) 12,000 Preferred Shares (convertible into 200,004 shares of Common Stock) to MCG Credit Corporation in connection with the restructuring of the existing bank debt of JSA (the "Bank Restructuring" and (b) 156,250 shares of Common Stock as a finder's fee for the acquisition of JSA. The Company also entered into an employment agreement with Stern (the "Stern Employment Agreement") pursuant to which Stern was granted options to purchase an aggregate of 2,000,000 shares (the "Stern Options") of the Company's Common Stock. The Stern Options vest equally over three years commencing April 12, 2000. The first set (666,666 options) has an exercise price of $3.50 per share, the second set (666,666 options) at $4.50 per share, with the remainder at $6.50 per share. Under the Stern Employment Agreement, Stern became the President and Chief Executive Officer.

    As a result of the JSA Acquisition, the Company is currently an e-commerce, media and marketing services company that has focused on niche and underdeveloped markets. Its Spanish language division, JSA en espanol, has created proprietary integrated marketing programs to help marketers reach the rapidly growing Hispanic market in the United States. Its custom publishing division, JSA Communications, develops retention marketing programs for companies. Its Internet division, InternetMercado.com, is developing a Spanish-language e-commerce site focused on the US Hispanic market. This is expected to be the principal business focus of the Company. At the next Annual Meeting of Stockholders, the Company will request stockholder approval to change the Company's name to InternetMercado Corp. to more accurately reflect such focus.

INDUSTRY BACKGROUND

    THE HISPANIC MARKET IN THE US

    The Hispanic market represents a fast growing, underdeveloped market. Currently, one in ten Americans is Hispanic. According to the Bureau of the Census, Hispanics are projected to number 31 million in 2000; by 2010, that number will grow to approximately 40 million, and in 2050, approximately 88 million Hispanics are projected to live in the US. As a result, nearly one in four Americans will be Hispanic. According to a study by the University of Georgia's Selig Center for Economic Growth, the Latino purchasing power reached $348 billion in 1998, up from $325 billion the previous year.

    Based on the growth of this market, marketers are increasing their advertising commitment to the Hispanic market. In 1983, the Hispanic market advertising expenditures were $224 million. In 1994, advertising expenditures had increased to $952 million.

    During the next thirty years, the Anglo US population will be flat. The most substantial growth by far will be in the Hispanic market, leading US marketers in that direction. The Company intends to establish a presence among Hispanics as that transformation in marketing budgets takes place.

    INTERNET COMMERCE

    The Internet is a world wide series of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the technological capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

    Historically, the Internet has been accessible through personal computers. Recently, several companies have announced "Web TV" products designed for attachment to television sets for the purpose of allowing access to the Internet without the need for a personal computer. Although these products do not permit the full range of functions provided by personal computers, they do permit many of the features of the Internet to be viewed on television sets. While no assurance can be given, these new Web TV products are expected to substantially increase the number of people who access the Internet.

    The term "Internet commerce" encompasses the use of the Internet for selling goods and services. The use of the Internet as a marketing and advertising tool is enhanced by the ability to communicate information through the Internet to a large number of individuals, businesses and other entities.

    Because of the "virtual" nature of electronic commerce, the online presence for certain merchants can significantly reduce or eliminate the costs of maintaining a physical retail facility. Online merchants can also achieve significant savings by eliminating traditional product packaging, print advertising and other point of purchase materials. Marketing on the Internet can be especially advantageous for smaller companies because it removes many physical and capital barriers to entry and serves to level the competitive playing field, by allowing smaller companies to effectively compete with larger companies.

    GROWTH OF INTERNET ADVERTISING AND INTERNET COMMERCE

    With the growth in the number of Internet users and content providers, the Internet is developing the attributes of a conventional mass medium, where advertising subsidizes content delivered to users. In fact, technological advances and the acceptance of the medium by businesses have led to rapid growth in Internet advertising spending. Tools not available in traditional advertising media, such as real-time measurement of consumers accessing an advertiser's Web site through an advertising banner, further increase the attractiveness of Web advertising by giving advertisers real-time feedback on advertising campaigns. Forrester Research, Inc. estimates that spending on Web-based advertising will increase from $1.5 billion in 1998 to more than $15.0 billion in 2003.

    The growing acceptance and use of the Internet has created an opportunity for businesses to conduct commerce over the Internet. International Data Corporation estimates that transactions on the Internet are expected to increase from approximately $32.0 billion in 1998 to more than $425.0 billion in 2002. Businesses typically use the Internet to offer standard products and services that can be easily described with graphics and text and that do not necessarily require a physical presence for purchase of items, such as airline tickets, books and investment securities. The focus of e-commerce transactions evolved from companies facilitating Internet transactions between businesses to, more recently, companies targeting business-to-consumer transactions. Internet commerce enables these companies to develop relationships with customers on a global basis without making significant investments in traditional sales and distribution infrastructure.

    INTERNET SECURITY.

    Currently, one of the largest barriers to a potential customer's willingness to conduct commerce over the Internet is the perceived ability of unauthorized persons to access and use personal information about the user, such as credit card account numbers, social security number and bank account information. Concerns about the security of the Internet include concerns over the authenticity of the user (i.e., is the user accurately identified), verification and certification methods of who these users are, and privacy protection for access to private information transmitted over the Internet. However, recent advances in this area have greatly reduced the possibility of such unauthorized access or use.

THE CURRENT BUSINESS

    JSA EN ESPANOL.

    The Company's Spanish language division, JSA en espanol, is a leading marketer targeting the Hispanic community. JSA en espanol creates customized integrated marketing programs for firms across the country which desire to target the Hispanic Community. These programs are built around JSA en espanol's unique distribution system, La Bolsita, and include proprietary publications such as PROMOCIONES HOGARAMA and MUNDO DEPORTIVO.

    La Bolsita (translation: the little bag) reaches three million Hispanic households across the US, as determined by a sophisticated analysis of census tract data. This distribution program provides opportunities for marketers to distribute coupons, retail inserts and product samples on a door-to-door basis.

    In addition, JSA en espanol publishes its own proprietary publications, PROMOCIONES HOGARAMA and MUNDO DEPORTIVO. PROMOCIONES HOGARAMA is a Spanish language free-standing insert program distributed door-to-door providing recipients with coupons and sweepstakes offers. JSA en espanol also distributes product samples, and inserts to Hispanic households. MUNDO DEPORTIVO is a monthly sports magazine targeting Hispanic men.

    JSA en espanol's clients include national and regional advertisers which are focused on the Hispanic market. The JSA en espanol division is headquartered in Los Angeles with a sales offices in New York.

    JSA COMMUNICATIONS.

    The Company's customized publishing division, JSA Communications, creates value-added programs for major marketers. Each program focuses on retention marketing and is designed to help build customer loyalty. Since 1990, JSA Communications has focused on the areas of entertainment, health care and retail. It has demonstrated an ability to grow with its clients as well as develop new products and clients.

INTERNETMERCADO.COM

    The Company is now building an Internet shopping community, called InternetMercado.com, to be located at www.InternetMercado.com.
InternetMercado.com will be a Spanish-language shopping community online, designed with a Latin flavor and sensitive to the needs of Hispanic consumers residing in the United States. It will capitalize on the growth in Internet usage among Hispanics, but it is based on the enduring popularity of community-based marketing--swap meets, flea markets, small stores, and mercados.

    Management expects that InternetMercado.com will have a unique opportunity to capitalize on the Company's media presence in the Hispanic market to leverage it into building a viable brand in the e-commerce market.

    As previously indicated, the US Hispanic population is rapidly increasing. Similarly, computer ownership and Internet access among Hispanics are growing at twice the national average. Currently 4.5 million US Hispanics are online. Internet activity targeting the Hispanic and Latin American markets is increasing significantly. At this point, virtually all of the activity is in the general portal area. Starmedia Network, AOL en Espanol, Yahoo en Espanol, E-hola and Que Pasa.com are all focusing on bringing the Spanish-speaking market online.

    Management believes that InternetMercado.com is situated to benefit substantially from this growth. First the Company can offer these portals significant media exposure through its JSA en espanol division. In exchange for this, the Company envisions that the portals will provide InternetMercado.com with exposure and referrals on their sites. Second, InternetMercado.com is focused solely on e-commerce, targeted to the US Hispanic market. Its purpose is not diluted by having to be all things to all people. Consequently, InternetMercado.com is not competitive with the portals, easing its ability to create symbiotic relationships.

    Implementation of the business plan for InternetMercado will depend on the Company's ability to obtain financing in the form of debt, equity or a combination thereof. To the extent that the Company is unable to obtain sufficient funds, all or part of the Company's strategy in building the new business will be curtailed or modified. The Company is actively seeking such financing. To date, however, the Company has not received any binding commitments for financing, and no assurance can be given that such financing will be obtained on reasonable terms, or at all.

THE INTERNETMERCADO.COM STRATEGY

    While the Hispanic market is rapidly coming online, research suggests that the market is still somewhat intimidated by computers and the Internet. One important reason is that most web sites are in English. InternetMercado.com intends to embrace this opportunity by helping Latinos use the Internet effectively. InternetMercado.com's simple interface is created to ensure ease of use. In addition, emphasis is placed on the Spanish language, thereby easing the initiation process onto the Internet.

    The marketing strategy for InternetMercado.com is to develop brand recognition by educating and informing Latinos about the benefits of using the Internet. The Company's strategy is to build brand recognition among Latino Internet users. As Latinos enter the Internet age, the Company hopes that they will recognize InternetMercado.com as the brand name that empowered them to use the web.

    LEVERAGING JSA MEDIA

    The plan for InternetMercado.com is leveraged by the Company's existing strength in the Hispanic print market. In 1998, the Company delivered 50 million magazines, coupons, catalogs, and product samples directly to Hispanic homes, through its LA BOLSITA direct distribution business. The Company has been a proven participant in this business since 1993, and today is the leading national direct distributor to Hispanics. The Company's long-established relationships with companies like Proctor & Gamble, Toys R Us, Sears, Ford, General Motors, Philip Morris, AT&T, and Unilever make it possible to ensure a strong initial product line-up for InternetMercado.com. More importantly, management believes that the Company's distribution network presents a significant advantage in building brand awareness for the site.

    In 1999, the Company is expected to direct deliver an average of 18 times to a network of nearly three million Hispanic households--representing 51 million homes in total--in the 19 leading Hispanic metro markets. Each direct distribution will include a promotion for InternetMercado.com. Additionally, the Company will run magazine advertising in its MUNDO DEPORTIVO and PROMOCIONES HOGARAMA publications, which will include coupons and flyers.

STRATEGIC PARTNERSHIPS

    The Company is currently developing strategic relationships with broadcast and Internet companies. The Company will leverage its ability to help these companies build their brands in the Hispanic market to create mutually beneficial relationships. InternetMercado.com has already developed partnerships with the SBS radio affiliate in Los Angeles (KLAX) and the El Dorado radio group in Texas. The Company will expand these relationships in all major Latino markets.

COMPETITION

    The market for Internet products, services, advertising and commerce is intensely competitive, and the Company expects that competition will continue to intensify. The principal competitive factors in these markets are name recognition, distribution arrangements, functionality, performance, ease of use, the number of value-added services and features, and quality of support. The Company's primary competitors are other companies providing shopping and e-commerce services, especially to the Spanish-language Internet users.

    Many of the existing competitors may have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the competitors will not offer Internet products and services that are superior to the Company's or that achieve greater market acceptance. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on the Company's business.

HISTORY OF THE COMPANY

    Prior to June 1998, the Company manufactured under license and distributed a massaging product for relieving arthritis pain. From June 1997 to April 1999, the Company had no business operations and was engaged solely in reviewing possible acquisition candidates. On April 12, 1999, the Company completed the JSA acquisition.

EMPLOYEES

    At June 30, 1999, the Company had 25 employees.

ITEM 2. PROPERTIES

    The Company leases approximately 3,300 square feet of space in Los Angeles, California pursuant to a lease which expires February 28, 2000. The Company also maintains offices in San Francisco and New York. The leases expire January 11, 2000 and June 30, 2000, respectively.

ITEM 3. LEGAL PROCEEDINGS

    1. ROBERT BECK V. JSA PUBLISHING, AMERICAN ARBITRATION ASSOCIATION Case No. 72 143 01418 98

    On September 10, 1998, Robert Beck filed an arbitration demand against JSA Publishing arising from photographs which were submitted by Beck to JSA Publishing and others that were subsequently lost. In the arbitration, Beck seeks an award for $103,500 plus holding fees in the amount of $34,740, accruing at the weekly rate of $455. An arbitrator has recently been selected, but no discovery has yet taken place in the case. The Company intends to contest this matter.

    2. MAURICE HARMON V. JSA PUBLISHING, ET AL., United States District Court, District of New Jersey Case No. 2:98:cv03513.

    Plaintiff Maurice Harmon, a professional photographer, has asserted claims against JSA and two of its former employees, wherein Harmon alleges that 60 original photographs which were submitted for possible publication were lost or destroyed. Harmon's complaint asserts claims for breach of contract, breach of implied contract, negligence and fraud. Harmon seeks as compensatory damages, the value of the 60 original photographs, punitive damages, costs and attorney's fees. The Company's motion to transfer venue to the Central District of California was recently granted by the Court. The Company intends to contest this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's Security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's stock is traded in the over the counter market. The closing bid price on June 30, 1999 was $1.625. The following table sets forth the closing high ask and low bid quotations for each of the fiscal quarters for the years ending March 31, 1998 and March 31, 1999.

FISCAL YEAR ENDED                            HIGH         LOW
----------------------------------------  ----------   ---------
MARCH 31, 1998
First Quarter...........................     .625         .375
Second Quarter..........................     .594         .312
Third Quarter...........................    1.531         .375
Fourth Quarter..........................    3.875        1.062

MARCH 31, 1999
First Quarter...........................    1.375         .75
Second Quarter..........................    1.000         .5625
Third Quarter...........................     .625         .375
Fourth Quarter..........................    2.8125        .400

    The above quotations represent prices between dealers and do not include retail markup, markdown or commission, and do not represent actual transactions.

    As of June 30, 1999 there were 15,145,967 shares of the Company's Common Stock outstanding and approximately 427 shareholders of record of Company's Common Stock. This number does not reflect individual participants in security position listings held in "street name" accounts which is approximately 1,000 shareholders.

    The Company has not paid any cash or stock dividends on its common stock since its incorporation and anticipates that, for the foreseeable future, any earnings will be retained for use in the Company's business.

RECENT SALES OF UNREGISTERED SECURITIES

    The following is information for all securities that the Company has sold during fiscal year 1999 without registering the securities under the Securities
Act:

        On May 29, 1998, Jack Salzberg converted his $300,000 accrued compensation into 240,000 shares of common stock; Esther Kozienicki converted $160,000 outstanding notes into 128,000 shares of common stock; Malka Livne converted $120,000 outstanding notes into 96,000 shares of common stock; and Dafna Breines converted $26,250 outstanding notes into 21,000 shares of common stock.

        On May 29, 1998, the Company's then law firm converted $172,000 of legal fees into 140,000 shares of common stock.

        Subsequent to the end of fiscal year 1999, on April 12, 1999, the Company issued an aggregate of 3,046,875 shares of common stock to the JSA Shareholders in connection with the JSA Acquisition.

        Subsequent to the end of fiscal year 1999, the Company issued an aggregate of 144,000 shares of Series B Convertible Preferred Stock to 35 investors for an aggregate purchase price of $3,600,000.

        Subsequent to the end of fiscal year 1999, on April 12, 1999, the Company issued an aggregate of 156,250 shares of common stock to the placement agent of the Private Placement and its employee in connection with the Private Placement.

    Each of the foregoing transactions were exempt from the registration provisions of the Securities Act of 1993, as amended, pursuant to section 4(2) thereof for issuance of securities not involving any public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-KSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-KSB are qualified in their entirety by this statement.

OVERVIEW:

    On April 12, 1999, the Company acquired all of the outstanding capital stock of Jeffrey A. Stern & Associates, Inc. ("JSA") in exchange for 3,046,875 shares of common stock of the Company (the "JSA Acquisition"). For accounting purposes, the JSA Acquisition will be treated as a recapitalization of JSA with JSA as the acquirer (reverse acquisition). However, since the JSA Acquisition was completed after the end of the Company's fiscal year, the discussion below provides information with respect to the separate results of operations of each of the Company (pre-JSA Acquisition) and JSA.

    Following the JSA Acquisition, the Company plans to leverage its expertise and proprietary media vehicles in the Hispanic market by developing an electronic shopping mall for Hispanics. The Company will call the new venture "InternetMercado.com", which will be a bilingual e-commerce web site specializing in retail and service merchandising to the US Hispanic market. The site leverages the Company's expertise in Hispanic marketing, entertainment programming and direct response media to draw and retain loyal customers to a unique and culturally relevant mix of retailers, products, services and education elements. As indicated, the Company's ability to achieve its business plan with respect to InternetMercado.com depends to a substantial extent on its ability to obtain financing.

RESULTS OF OPERATIONS:

JSA

    JSA generated revenues of $5,587,291 for the 1999 fiscal year, which was a $40,976 increase from $5,546,315 for the 1998 fiscal year. During the 1999 fiscal year, JSA introduced new integrated marketing programs with better margins to replace less profitable programs. JSA also improved on the management of its production and distribution costs. Consequently, gross profit increased by $576,211 or 34% between the fiscal years of 1998 and 1999 although revenues remained relatively constant.

    Operating expenses increased by approximately $365,000 or 19% from $1,919,179 in the 1998 fiscal year to $2,283,881 in the 1999 fiscal year. The change was due to the write-off of prepaid selling commissions of approximately $105,000 and expenses incurred in the promotion and development of new advertising programs.

    Interest expense of $336,623 for the 1999 fiscal year increased slightly from $328,674 for the 1998 fiscal year. This was due to JSA paying interest only on the outstanding bank line-of-credit during both years.

THE COMPANY (NUMEX)

    Net sales for the fiscal year 1999 of $15,970, were 91% lower than fiscal 1998 of $176,513. The decrease is due to the Company ceasing the production and sale of its "Therapy Plus" product during fiscal 1998.

    Cost of sales decreased $72,347 or 87% between the fiscal years of 1998 and 1999, which can be attributed to the Company ceasing its manufacturing operations in fiscal 1998.

    Selling, general and administrative expenses decreased from approximately $653,000 in 1998 to $454,000 in 1999 or 30%, which is due to a decrease of approximately $200,000 of professional and legal fees incurred in relation to finding an acquisition target being written off in 1998 as compared to 1999.

    Interest expense decreased from approximately $129,000 in fiscal 1998 to $11,000 in fiscal 1999 due to conversions of notes payable, which were outstanding during fiscal 1998, into common stock during fiscal 1999.

    FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

    Net cash received in the operations of JSA during fiscal year 1999 was $146,293, which was a $674,438 increase from fiscal 1998. The increase is due to better cash flow management by JSA executives. JSA used the cash received from operating activities to fund investing activities of $21,946 and financing activities of $39,261 for the fiscal year 1999.

    Net cash used in operations of the Company (Numex) during fiscal year 1999 was $338,903, which is a $223,147 or 40% decrease from fiscal 1998. The Company funded these operational cash flow deficits with proceeds from stock options exercised and notes payable proceeds, which resulted in net cash from financing activities of approximately $417,000 and $578,000 during fiscal 1999 and 1998.

    During the year, the Company issued 140,000 shares of the Company's treasury stock, valued at $1.23 per share, as payment for consulting services. The Company issued 240,000 shares of its treasury stock, at $1.25 per share to convert an accrued compensation bonus of $300,000 payable to Jack Salzberg, the Company's then Chief Executive Officer. The Company also incurred additional debt from related parties to meet operating expenses. These new debts and all other outstanding notes payable totaling $506,700 were converted into shares of common stock during the year (see Note 12 of the Notes to Consolidated Financial Statements).

    During the year the Company also issued 31,123 preferred shares as stock dividends to its Preferred stock shareholders, increasing the outstanding shares of Preferred Stock from 170,000 to 201,123 shares. All outstanding Preferred shares were converted into shares of the Company's common stock, at $1.00 per share.

    In connection with the JSA Acquisition, the Company completed a private placement of 144,000 shares of Series B Convertible Preferred Stock. The Preferred stock was issued at $25 per share and is convertible into 2,400,048 shares of common stock at a fixed price of $1.50. The private placement raised gross proceeds of $3.6 million, of which $1.8 million was used to repay a substantial portion of JSA's credit facility with MCG Credit Corporation. The remaining balance of approximately $939,000 was refinanced with a six-year term loan with interest only payments until June 2002.

    The Company plans to continue to rely upon external financing sources to meet the cash requirements of its ongoing operations and new Internet venture. Management is currently seeking to raise additional funding in the form of equity or debt, or a combination thereof. However, there is no guarantee that it will raise sufficient capital to execute its business plan. To the extent that the Company is unable to raise sufficient capital, the Company's business plan will be required to be substantially modified and its operations curtailed.

    As of March 31, 1999, the Company had net operating loss carryforwards of approximately $7,000,000 and $2,000,000 for federal and state purposes. The Company has established a 100% valuation allowance against such deferred tax assets as management is unable to determine whether it is more likely than not that they will be realized.

RECENT ACCOUNTING PRONOUCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities (SFAS No. 133)", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. As the Company does not currently engage in derivative or hedging activities there will be no impact to the Company's results of operations, financial position or cash flow upon the adoption of this standard.

    INFLATION AND CHANGING PRICES

    The Company does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

    YEAR 2000 ISSUES

    The "year 2000 problem" refers to the possible failure of many computer systems that may arise as a result of existing computer programs using only the last two digits to refer to a year. The Company has undertaken an initial review of the potential effects of the year 2000 problem. These potential problems are being addressed on a system-by-system basis.

    The Company has assessed its information technology hardware and software, including personal computers, application and network software for year 2000 compliance readiness. Over the past two years, the Company upgraded and purchased various computer hardware and software, all of which is year 2000 compliant. The Company believes its internal systems are year 2000 compliant and does not foresee the need for any additional purchases in relation to the year 2000 problem. All equipment and software purchased was financed by cash flows from operating activities.

    Although the Company believes its computer systems are year 2000 compliant, the most significant internal control risk posed by the year 2000 problem is the possible failure of the Company's accounting systems. If the accounting system were to fail, the Company would implement manual accounting processes, which may slow the timeliness of information needed to manage the business. As discussed above, the Company is attempting to avoid this risk by having upgraded its accounting systems. However, there can be no assurance that such actions will avoid problems that may arise.

    The most significant outside control risk is possible problems experienced by the Company's financing institutions that maintain our depository accounts and outstanding debt. The Company is in the process of confirming the state of year 2000 readiness with these parties. It is anticipated that this process will be completed prior to January 1, 2000.

    The Company has a special task force that is in the process of developing a contingency plan to address other potential year 2000 problems and solutions. The plan will be completed prior to January 1, 2000.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements are filed herewith:

        (a) Audited Financial Statements of Jeffrey A. Stern & Associates, Inc.

        (b) Unaudited Pro Forma Financial Statements for Numex Corporation and Jeffrey A. Stern & Associates, Inc.

        (c) Audited Financial Statements of Numex Corporation

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Effective April 15, 1999, the Company dismissed Stonefield Josephson, Inc. ("Stonefield"), Santa Monica, California, as the Company's independent accountants, and engaged BDO Seidman LLP ("Seidman") as the Company's new independent accountants. The dismissal of Stonefield and the retention of Seidman were approved by the Company's Board of Directors.

    Prior to the engagement of Seidman, neither the Company nor anyone on its behalf consulted with such firm regarding the application of accounting principles to a specified transaction, either completed or uncompleted, or type or audit opinion that might be rendered on the Company's financial statements.

    Stonefield audited the Company's financial statements for the year ended March 31, 1998. Stonefield's report for such period did not contain an adverse opinion or a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles except as to the Company's ability to continue as a going concern.

    During the period from April 1, 1998 to April 15, 1999 and the year ended March 31, 1998, there were no disagreements with Stonefield on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Stonefield, would have caused such firm to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements. In addition, there were no such events as described under Item 304(a)(1)(IV)(B) of Regulation S-B during the fiscal year ended March 31, 1998 and the subsequent interim periods through April 15, 1999.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, under the caption "Election of Directors," and "Security Ownership of Certain Beneficial Owners and Mangement," and is hereby incorporated by reference herein.

ITEM 10. EXECUTIVE COMPENSATION

    The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, under the caption "Executive Compensation," and is hereby incorporated by reference herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, under the caption "Security Ownership of Certain Beneficial Owners and Management," and is hereby incorporated by reference herein.

ITEM 12. CERTAIN TRANSACTIONS

    The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, under the caption "Certain Transactions," and is hereby incorporated by reference herein.

                                    PART IV

EXHIBIT
NUMBER      TITLE
----------- ------------------------------------------------------------
     3.1    Certificate of Incorporation as filed with the Delaware
            Secretary of State with amendment. Incorporated by reference to exhibit 2.1 to Company's Registration Statement on Form
            S-18, filed on August 14, 1980.

     3.2 Bylaws. Incorporated by reference to exhibit 2.2 to Company's Registration Statement on Form S-18, filed on
            August 14, 1980.

    10.1    Employment Agreement by and between the Company and Jeffrey
            A. Stern

    10.2    Employment Agreement by and between the Company and Jack I.
            Salzberg

    21.1    Subsidiaries of the Registrant

    27.1    Financial Data Schedule for the year ended March 31, 1999

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereonto duly authorized.

                                NUMEX CORPORATION

                                BY:  /S/ JEFFREY A. STERN
                                     -----------------------------------------
                                     Jeffrey A. Stern
                                     PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                     DIRECTOR

                                     /s/ FELIX A. TELADO
                                     -----------------------------------------
                                     Felix A. Telado
                                     PRINCIPAL ACCOUNTING OFFICER,
                                     PRINCIPAL FINANCIAL OFFICER

Dated July 12, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ FELIX A. TELADO                         July 12, 1999
     ---------------------------------------
     Felix A. Telado
     PRINCIPAL ACCOUNTING OFFICER,
     PRINCIPAL FINANCIAL OFFICER

By:  /s/ JEFFREY A. STERN                        July 12, 1999
     ---------------------------------------
     Jeffrey A. Stern
     PRESIDENT, CHIEF EXECUTIVE OFFICER AND
     DIRECTOR

By:  /s/ ISAAC S. SALZBERG                       July 12, 1999
     ---------------------------------------
     Isaac S. Salzberg
     SECRETARY AND DIRECTOR

By:  /s/ MARC STRAUSBERG                         July 12, 1999
     ---------------------------------------
     Marc Strausberg
     DIRECTOR

                      JEFFREY A. STERN & ASSOCIATES, INC.

                                ---------------

                       CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

                             ---------------------

               JEFFREY A. STERN & ASSOCIATES, INC. AND SUBSIDIARY
                                    CONTENTS

Report of independent certified public accountant.....................................        F-3

Consolidated financial statements
  Balance sheets......................................................................        F-4
  Statements of operations............................................................        F-5
  Statements of stockholders' deficit.................................................        F-6
  Statements of cash flows............................................................        F-7

Notes to consolidated financial statements............................................        F-8

                     REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Jeffrey A. Stern & Associates, Inc. and Subsidiary
Santa Monica, California

    We have audited the accompanying consolidated balance sheet of Jeffrey A. Stern & Associates and Subsidiary as of March 31, 1999 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended March 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jeffrey A. Stern & Associates and Subsidiary as of March 31, 1999 and the results of their operations and cash flows for each of the years ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses and, at March 31, 1999, had negative working capital and a stockholder's deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ BDO Seidman, LLP

Los Angeles, CA
May 25, 1999

               JEFFREY A. STERN & ASSOCIATES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                                                                                       MARCH 31,
                                                                                                         1999
                                                                                                     -------------
ASSETS (Note 5)

CURRENT ASSETS
  Cash.............................................................................................  $      85,086
  Accounts receivable, net of allowance for doubtful accounts of $120,480..........................        422,980
  Capitalized production costs.....................................................................        114,828
  Employee advances................................................................................         21,719
                                                                                                     -------------
Total current assets...............................................................................        644,613

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $165,716 (Notes 2 and
  3)...............................................................................................         90,962

OTHER ASSETS.......................................................................................          8,683
                                                                                                     -------------
                                                                                                     $     744,258
                                                                                                     -------------
                                                                                                     -------------

LIABILITIES AND SHAREHOLDER'S DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses............................................................  $     798,669
  Advances on bank line-of-credit (Notes 5 and 8)..................................................      1,800,000
  Deferred revenues................................................................................        755,897
  Current portion of capital lease obligations (Note 3)............................................         11,031
  Current portion of note payable (Note 4).........................................................        236,250
                                                                                                     -------------
Total current liabilities                                                                                3,601,847

LONG-TERM PORTION OF BANK LINE-OF-CREDIT (Notes 5 and 8)...........................................        939,594

NOTE PAYABLE, net of current portion (Note 4)......................................................         36,903

CAPITAL LEASE OBLIGATIONS, net of current portion (Note 3).........................................         10,839
                                                                                                     -------------
Total liabilities..................................................................................      4,589,183
                                                                                                     -------------

MINORITY INTEREST..................................................................................        201,589

COMMITMENTS AND CONTINGENCIES (Note 5 and 7)

SHAREHOLDER'S DEFICIT
  Common stock, no par value, 10,000 shares authorized; 1,000 shares issued and outstanding........          1,500
  Accumulated deficit..............................................................................     (4,048,014)
                                                                                                     -------------
Total shareholder's deficit........................................................................     (4,046,514)
                                                                                                     -------------
                                                                                                     $     744,258
                                                                                                     -------------
                                                                                                     -------------

          See accompanying notes to consolidated financial statements.

               JEFFREY A. STERN & ASSOCIATES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        FOR THE YEARS ENDED MARCH
                                                                                                   31,
                                                                                        --------------------------
                                                                                            1999          1998
                                                                                        ------------  ------------
REVENUES..............................................................................  $  5,587,291  $  5,546,315

COST OF REVENUES......................................................................     3,322,767     3,858,002
                                                                                        ------------  ------------

GROSS PROFIT..........................................................................     2,264,524     1,688,313

OPERATING EXPENSES....................................................................     2,283,881     1,919,179
                                                                                        ------------  ------------

OPERATING LOSS........................................................................       (19,357)     (230,866)
                                                                                        ------------  ------------

OTHER INCOME (EXPENSE)
  Gain on dispositions of property and equipment......................................            --        96,904
  Interest expense, net...............................................................      (336,623)     (328,674)
                                                                                        ------------  ------------

Total other expense...................................................................      (336,623)     (231,770)
                                                                                        ------------  ------------

LOSS BEFORE MINORITY INTEREST.........................................................      (355,980)     (462,636)

MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARY................................       (83,810)      (45,556)
                                                                                        ------------  ------------

NET LOSS..............................................................................  $   (439,790) $   (508,192)
                                                                                        ------------  ------------
                                                                                        ------------  ------------

          See accompanying notes to consolidated financial statements.

               JEFFREY A. STERN & ASSOCIATES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT

                    FOR YEARS ENDED MARCH 31, 1998 AND 1999

                                                                        COMMON STOCK
                                                                   ----------------------   ACCUMULATED
                                                                     SHARES      AMOUNT       DEFICIT         TOTAL
                                                                   -----------  ---------  -------------  -------------
BALANCE, April 1, 1997...........................................       1,000   $   1,500  $  (3,100,032) $  (3,098,532)

NET LOSS.........................................................          --          --       (508,192)      (508,192)
                                                                        -----   ---------  -------------  -------------

BALANCE, March 31, 1998..........................................       1,000       1,500     (3,608,224)    (3,606,724)

NET LOSS.........................................................          --          --       (439,790)      (439,790)
                                                                        -----   ---------  -------------  -------------

BALANCE, March 31, 1999..........................................       1,000   $   1,500  $  (4,048,014) $  (4,046,514)
                                                                        -----   ---------  -------------  -------------
                                                                        -----   ---------  -------------  -------------

          See accompanying notes to consolidated financial statements.

               JEFFREY A. STERN & ASSOCIATES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            FOR THE YEARS ENDED
                                                                                                 MARCH 31,
                                                                                          ------------------------
                                                                                             1999         1998
                                                                                          -----------  -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..............................................................................  $  (439,790) $  (508,192)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization.......................................................       49,788       47,015
    Minority interest in net income of subsidiary.......................................       83,810       45,559
    Gain on sale of assets..............................................................           --      (96,904)
    Loss on retirement of fixed assets..................................................           --       74,002
    Write off of debt issued to employees...............................................           --       (6,501)
    Write off of prepaid selling commissions............................................       94,932           --
    Allowance for uncollectible receivables.............................................       66,841        3,039
  Changes in operating assets and liabilities:
    Accounts receivable.................................................................       72,084     (239,352)
    Other liabilities...................................................................      (13,502)      13,502
    Prepaid expenses....................................................................           --      (29,989)
    Capitalized production costs........................................................      106,817     (221,646)
    Accounts payable and accrued expenses...............................................      206,327     (178,674)
    Deferred revenues...................................................................      (81,014)     559,396
    Deposits............................................................................           --       10,600
                                                                                          -----------  -----------
Net cash provided by (used in) operating activities.....................................      146,293     (528,145)
                                                                                          -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Debt issued to employees..............................................................      (15,217)          --
  Purchase of equipment.................................................................       (6,729)          --
                                                                                          -----------  -----------
Net cash used in investing activities...................................................      (21,946)          --
                                                                                          -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in bank overdraft.................................................      (54,463)      54,463
  Proceeds from bank line of credit.....................................................           --      199,179
  Debt received from (paid to) officers.................................................       80,003      (33,024)
  Proceeds (repayment) on note payable..................................................      (32,500)     305,653
  Payments for obligations under capital leases.........................................      (17,051)     (31,980)
  Distributions to minority shareholder.................................................      (15,250)     (42,000)
                                                                                          -----------  -----------
Net cash provided by (used in) financing activities.....................................      (39,261)     452,291
                                                                                          -----------  -----------
NET INCREASE (DECREASE) IN CASH.........................................................       85,086      (75,854)
CASH, beginning of year.................................................................           --       75,854
                                                                                          -----------  -----------
CASH, end of year.......................................................................  $    85,086  $        --
                                                                                          -----------  -----------
                                                                                          -----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
  Cash paid during the year for the following:
    Interest............................................................................  $   255,393  $   288,722
                                                                                          -----------  -----------
                                                                                          -----------  -----------

          See accompanying notes to consolidated financial statements.

               JEFFREY A. STERN & ASSOCIATES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND NATURE OF BUSINESS

    Jeffrey A. Stern & Associates, Inc., ("JSA"), a California corporation incorporated in January 1990, and its majority-owned subsidiary, JSA Communications, LLC ("LLC" and collectively the "Company") provide distributing and publishing services to various commercial customers throughout the United States. In addition, the Company is engaged in publishing, circulating and selling advertisements in its own print publications. On April 9, 1999, the Company issued 106.09 shares of common stock to acquire all the minority interest shares of common stock of LLC (see Note 8). On April 12, 1999, Numex Corporation acquired all the outstanding capital stock of the Company (see Note
8).

    GOING CONCERN UNCERTAINTY

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses and has a working capital and stockholders deficit that impair its ability to obtain additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern.

    The Company intends to manage short-term liquidity concerns through its renegotiation of the notes payable and line-of-credit terms. The Company believes additional funding from Numex (see Note 8) and the modified financing arrangement will provide the necessary funding and improve working capital needed to operate the Company and enter into new business which management believes will significantly improve the Company's operating results. There can be no assurance, however that the additional financing and the new business will result in higher operating cash flows.

    In addition, the Company is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that the Company will be able to secure additional capital, or that if such capital is available, whether the terms or conditions would be acceptable to the Company.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of JSA and its majority-owned subsidiary, JSA Communications, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority interest in subsidiary in the accompanying consolidated balance sheets represents the minority shareholder's equity in JSA Communications, LLC. On April 9, 1999, the Company issued 106.09 shares of its common stock to acquire all the minority interest shares of common stock (see Note 8).

    REVENUE RECOGNITION

    Revenue from publishing services is recognized when the printed publications are shipped to the customers. Revenue from advertisements is recognized when the publication is distributed to the general public.

               JEFFREY A. STERN & ASSOCIATES, INC. AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ACCOUNTING ESTIMATES

    The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates.

    PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost. Depreciation and amortization have been provided over the estimated useful lives of the assets using the straight-line method. Major renewals and betterments are capitalized. Maintenance, minor renewals and repairs are charged to expense when incurred.

    LONG-LIVED ASSETS

    Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

    CONCENTRATIONS OF CREDIT AND BUSINESS RISK

    The Company's receivables are unsecured and are generally due upon receipt. For the year ended March 31, 1999, the Company had two customers which accounted for 46% of the Company's consolidated revenues. For the year ended March 31, 1998, the Company had two customers which accounted for 36% of the Company's consolidated revenues.

    The Company has exposure to credit risk to the extent that its cash and cash equivalents exceed amounts covered by federal deposit insurance. The Company believes that its credit risk is not significant.

    The Company's customer contracts are subject to performance audits. In the event that the customer believes the Company did not perform under the terms of the contracts, the Company may be at risk to collect its customer receivables or be required to refund payments back to the customer.

    COMPUTATION OF EARNINGS PER SHARES

    For the year ended March 31, 1998, the Company adopted Statements of Financial Accounting Standards ("SFAS") No. 128, which requires the presentation of basic and dilutive earnings per share, which replaces primary and fully diluted earnings per share. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. The Company has no potential common stock outstanding as of March 31, 1999 and 1998.

               JEFFREY A. STERN & ASSOCIATES, INC. AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES

    The Company has elected S corporation status for federal and California income tax purposes. As a result of this election the tax attributes of the Company pass through to its shareholder and the Company does not record a provision for federal income taxes. California has partially conformed to the federal provisions recognizing S corporations as pass through entities, however, California still imposes a 1 1/2% tax at the corporate level.

    The provision for state income taxes is based upon reported earnings before income taxes at the applicable state tax rate under the asset and liability approach. Deferred income taxes are recognized for income and expense items that are reported for financial reporting purposes in different years than for income tax reporting purposes at the applicable state tax rate. Deferred tax assets and related valuation reserves and deferred tax liabilities were not material as of March 31, 1999 and 1998.

    STATEMENTS OF CASH FLOWS

    For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of financial instruments, including cash, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying amounts of the line-of-credit and capital lease obligations approximate fair value because the interest rates on these instruments approximate the rate at which the Company could borrow at March 31, 1999.

    RECLASSIFICATIONS

    Certain reclassifications have been made to prior year amounts to conform to current year consolidated financial statement presentation.

    RECENT ACCOUNTING PRONOUNCEMENT

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. As the Company does not currently engage in derivative or hedging activities there will be no impact to the Company's results of operations, financial position or cash flow upon the adoption of this standard.

    In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise (SFAS No. 134), which establishes standards for certain activities of mortgage banking enterprises. SFAS No. 134 is effective for fiscal years beginning after December 15, 1998. The adoption of SFAS No. 134 will not have an impact on the Company's results of operations, financial position or cash flows.

               JEFFREY A. STERN & ASSOCIATES, INC. AND SUBSIDIARY

2. PROPERTY AND EQUIPMENT

    Property and equipment consist of:

                                                                                    USEFUL
                                                                         1999        LIVES
                                                                      ----------  -----------
Furniture and office equipment......................................  $   78,027   5-7 Years
Computer equipment..................................................     144,072   2-3 Years
Vehicle.............................................................      34,579   3-5 Years
                                                                      ----------
                                                                         256,678
Less: Accumulated depreciation and amortization.....................     165,716
                                                                      ----------
                                                                      $   90,962
                                                                      ----------
                                                                      ----------

    Included in equipment is $23,280 of equipment under capital lease and related accumulated amortization of $14,384.

3. CAPITAL LEASE OBLIGATIONS

    The Company leases certain equipment under capital leases. The following is a schedule of future minimum lease payments required under the capital leases, together with the present value of future minimum payments.

YEAR ENDING MARCH 31,                                                                 AMOUNT
-----------------------------------------------------------------------------------  ---------
      2000.........................................................................  $  14,965
      2001.........................................................................     10,018
                                                                                     ---------
                                                                                        24,983
Less: Amount representing interest.................................................      3,113
                                                                                     ---------
Present value of minimum lease payments............................................     21,870
Less: Current portion..............................................................     11,031
                                                                                     ---------
Long-term portion..................................................................  $  10,839
                                                                                     ---------
                                                                                     ---------

4. NOTE PAYABLE

    On November 1, 1997, the Company entered into a promissory note payable arrangement with a vendor for an original principal amount of $351,903. The note is unsecured, and calls for an interest rate of 10% (per annum) for all payments 10 days overdue. Any remaining unpaid principal balance as of May 1, 1999 and thereafter, will bear an interest rate of 6% per annum. The Lender waived its right (as defined in the agreement) to accelerate the note repayment caused by the change in the Company ownership. The Company reached an agreement with the vendor which amended the original terms of this agreement. The amended agreement requires repayment of the $64,250 past due as follows: $25,000 on April 15, 1999, $39,250 on May 15, 1999, thereafter quarterly calendar payments of $30,000 on June 30, 1999, $46,000 on September 30, 1999 and $48,000 on December 31, 1999
through maturity. The balance outstanding at March 31, 1999 was $273,153.

               JEFFREY A. STERN & ASSOCIATES, INC. AND SUBSIDIARY

4. NOTE PAYABLE (CONTINUED)
    Minimum future payments under the note payable are as follows:

MARCH 31,                                                                   AMOUNT
------------------------------------------------------------------------  ----------
  2000..................................................................  $  236,250
  2001..................................................................      36,903
                                                                          ----------
                                                                          $  275,153
                                                                          ----------
                                                                          ----------

5. ADVANCES UNDER BANK LINE-OF-CREDIT

    The Company has an available line-of-credit with a bank for borrowings up to $2,790,000. The credit agreement requires reductions in available borrowings throughout the term of the agreement, which expires October 1, 1999. The line-of-credit bears interest at the bank's prime rate (7.75% at March 31, 1999) plus 1%, secured by substantially all assets of the Company. Additionally, the Company's shareholder has personally guaranteed $500,000 under this line-of-credit. Also, the Company agreed to pay the bank additional interest based on a minimum internal rate of return of 17.5%, up to a maximum of 25%, if the Company does not meet certain bank required financial covenants, beginning with the quarter ending March 31, 1998. The additional interest will no longer accrue when the Company has satisfied all financial covenants and is current with its interest payments. As of March 31, 1999, the Company was not in compliance with any of the financial covenants and had an outstanding loan balance of $2,739,594. See Note 8.

6. RELATED PARTY TRANSACTIONS

    During 1999 and 1998, the Company's subsidiary paid management and consulting fees to the minority shareholder of JSA Communications, LLC totaling $130,128 and $124,128.

7. COMMITMENTS AND CONTINGENCIES

    In June 1997, the Company entered into a lease for its offices that expire February 2000 and June 2001. The Company's noncancelable future minimum lease commitments at March 31, 1999 are as follows:

YEAR ENDING MARCH 31,                                                       AMOUNT
-------------------------------------------------------------------------  ---------
      2000...............................................................  $  80,446
      2001...............................................................      4,750
                                                                           ---------
                                                                           $  85,196
                                                                           ---------
                                                                           ---------

    Rental and storage expense, including charges for operating expenses, was $87,174 and $116,601 for the years ended May 31, 1999 and 1998.

    The Company is subject to various lawsuits and claims arising out of the normal course of its business. In the opinion of management, the ultimate liability to the Company as a result of any legal proceedings will not materially effect the financial position of the Company.

               JEFFREY A. STERN & ASSOCIATES, INC. AND SUBSIDIARY

8. SUBSEQUENT EVENT

    On April 9, 1999, the Company issued 93.464 shares of no par value common stock, to certain employees as compensation. The total value of shares issued was $563,378.

    On April 9, 1999 the Company elected to dissolve and liquidate its subsidiary, JSA, LLC and transfer all of the assets and liabilities to the Company. Pursuant to the transaction, the Company issued 106.09 shares of the common stock to acquire the minority's interest in the subsidiary.

    On April 12, 1999, the Company merged with and into Numex Corporation ("Numex") under a plan of reorganization. The shareholders of the Company received 3,046,875 shares of Numex common stock (or approximately 26% of Numex's common stock on the effective date of the merger) in exchange for all of the issued and outstanding stock of the Company.

    Numex also completed a private placement of 144,000 shares of Series B Convertible Preferred stock. Concurrent with this placement and the above merger, the Company reached an agreement with the Lender (Note 5) to amend the line of credit. In accordance with the amendment, the Company paid $1,800,000 to refinance the outstanding balance of $2,739,594 to approxima,tely $939,000. The amendment requires calendar quarter principal payments beginning with the quarter ending June 30, 2002 through March 31, 2006 at the rate of 6.25% of the outstanding principal balance and 12.5% of the outstanding principal balance from March 31, 2004 through March 31, 2005. Interest is payable monthly and the interest rate is based on an adjusted LIBOR rate plus 3% or on the Prime rate plus 1% (as defined in the agreement).

                               NUMEX CORPORATION

                                    CONTENTS

Unaudited pro forma condensed consolidated financial information.....................       F-15

Unaudited pro forma condensed consolidated balance sheet.............................       F-16

Unaudited pro forma condensed consolidated statement of operations...................       F-17

Notes to unaudited pro forma condensed consolidated financial statements.............       F-18

                               NUMEX CORPORATION

        UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

    In April 1999, all of the outstanding common stock of Jeffrey A. Stern & Associates, Inc. ("JSA") was acquired by Numex Corporation ("Numex"). Listed below are the various events occurring within JSA and Numex in conjunction with this acquisition (all transactions referred to collectively as the "Merger Transaction"):

    (a) On April 9, 1999, JSA issued 93.464 shares of no par value common stock, to certain employees as compensation. Additionally, JSA elected to dissolve and liquidate its subsidiary, JSA, LLC, and transfer all of the assets and liabilities to JSA. Pursuant to the transaction, JSA issued
       106.09 shares of the common stock to acquire the minority's interest in this subsidiary.

    (b) On April 12, 1999, JSA merged with and into Numex under a plan of reorganization. In conjunction with the merger the former officers of JSA became officers of Numex. The shareholders of the Company received 3,046,875 shares of Numex common stock (or approximately 26% of Numex's common stock on the effective date of the merger).

        For accounting purposes, this transaction was accounted for as an acquisition of Numex by JSA (reverse acquisition). The shares held by the shareholders of Numex prior to the acquisition have been recognized as if they were issued in connection with the acquisition of Numex by Jsa.

    (c) Numex also completed a private placement of 144,000 shares of Series B Convertible Preferred stock. Concurrent with this placement and the above merger, the Company reached an agreement with its Lender to amend the line of credit. In accordance with the amendment, the Company paid $1,800,000 to finance the outstanding balance of $2,739,594 to approximately $939,000.

    The accompanying condensed consolidated financial statements illustrate the effect of the Merger Transaction ("Pro Forma") on Numex's financial position and results of operations. The pro forma condensed consolidated balance sheet as of March 31, 1999 is based on the historical balance sheets of JSA and Numex as of that date and assumes the merger took place on that date. The pro forma condensed consolidated statement of operations for the year ended March 31, 1999 is based on the historical statements of JSA and Numex and assumes the merger Transaction took place on April 1, 1998.

    The pro forma condensed consolidated financial statements may not be indicative of the actual results of the merger and there can be no assurance that the foregoing results will be obtained, nor are they indicative of future operations.

    The accompanying pro forma condensed consolidated financial statements should be read in connection with the historical financial statements of Jeffrey
A. Stern & Associates, Inc. and Numex Corporation.

                               NUMEX CORPORATION

            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

                                                      JSA           NUMEX                             PRO FORMA
                                                   MARCH 31,      MARCH 31,         PRO FORMA       CONSOLIDATED
                                                     1999            1999          ADJUSTMENTS         AMOUNT
                                                 -------------  --------------  ------------------  -------------
Cash...........................................  $      85,086  $      123,692  $    3,298,000(d)       1,706,778
                                                                                    (1,800,000)(e)
Accounts receivable, net.......................        422,980          21,310                            444,290
Capitalized production costs...................        114,828              --                            114,828
Employee advances..............................         21,719              --                             21,719
Stock subscription receivable..................                         89,900                             89,900
Prepaid expenses and other assets..............             --             496                                496
                                                 -------------  --------------  ------------------  -------------
Total current assets...........................        644,613         235,398       1,498,000          2,378,011
Property and equipment, net....................         90,962           8,197                             99,159
Goodwill.......................................             --              --         437,894(b)         437,894
Other assets...................................          8,683           7,991                             16,674
                                                 -------------  --------------  ------------------  -------------
Total assets...................................  $     744,258  $      251,586  $    1,935,894      $   2,931,738
                                                 -------------  --------------  ------------------  -------------
Accounts payable and accrued expenses..........  $     798,669  $       66,145  $           --      $     864,814
Advances on bank line of credit................      1,800,000              --      (1,800,000)(e)             --
Deferred revenues..............................        755,897              --                            755,897
Current portion of capital lease obligation....         11,031              --                             11,031
Current portion of notes payable...............        236,250              --                            236,250
                                                 -------------  --------------  ------------------  -------------
Total current liabilities......................      3,601,847          66,145      (1,800,000)         1,867,992
Bank line of credit, long term.................        939,594                        (939,594)(e)
Note payable, long-term........................         36,903              --         939,594(e)         976,497
Capital lease long term........................         10,839              --                             10,839
                                                 -------------  --------------  ------------------  -------------
Total liabilities..............................      4,589,183          66,145      (1,800,000)         2,855,328
                                                 -------------  --------------  ------------------  -------------
Minority interest in subsidiary................        201,589              --        (201,589)(b)             --
Preferred stock................................             --              --         144,000(d)         144,000
Common stock...................................          1,500       1,194,034          23,721(a)       1,549,369
                                                                                        26,926(b)
                                                                                        (1,500)(c)
                                                                                       304,688(c)
Treasury stock.................................             --          (7,750)                            (7,750)
Additional paid in capital.....................             --      10,866,433         539,657(a)       1,274,076
                                                                                       612,557(b)
                                                                                   (11,867,276)(c)
                                                                                      (303,188)(c)
                                                                                     3,154,000(d)
                                                                                    (1,728,107)(k)
Stockholder deficit............................     (4,048,014)    (11,867,276)       (563,378)(a)     (2,883,285)
                                                                                    11,867,276(c)
                                                                                     1,728,107(k)
                                                 -------------  --------------  ------------------  -------------
Total equity (deficit).........................     (4,046,514)        185,441       3,937,483             76,410
                                                 -------------  --------------  ------------------  -------------
Total liabilities and equity (deficit).........        744,258         251,586       1,935,894          2,931,738
                                                 -------------  --------------  ------------------  -------------
                                                 -------------  --------------  ------------------  -------------

                  See Notes to Pro Forma Financial Statements.

                               NUMEX CORPORATION

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                         JSA          NUMEX                           PRO FORMA
                                                      MARCH 31,     MARCH 31,        PRO FORMA      CONSOLIDATED
                                                         1999          1999         ADJUSTMENTS        AMOUNT
                                                     ------------  ------------  -----------------  -------------
Revenue............................................  $  5,587,291  $     15,970  $                  $   5,603,261
Cost of revenue....................................     3,322,767        11,258                         3,334,025
                                                     ------------  ------------  -----------------  -------------
Gross profit.......................................     2,264,524         4,712                         2,269,236
Operating expenses.................................     2,283,881       453,899        539,657(f)       3,365,016
                                                                                        87,579(h)
                                                     ------------  ------------  -----------------  -------------
Operating profit (loss)............................       (19,357)     (449,187)      (627,236)        (1,095,780)
Interest expense, net..............................      (336,623)      (10,555)       165,060(j)        (182,118)
Miscellaneous income...............................            --         5,745                             5,745
Gain on sale.......................................            --        10,135                            10,135
Minority interest in subsidiary....................       (83,810)           --         83,810(g)              --
Provision for income tax (expense).................            --          (800)                             (800)
                                                     ------------  ------------  -----------------  -------------
Net loss...........................................      (439,790)     (444,662)      (378,366)        (1,262,818)
Cumulative preferred stock dividend................            --        31,123        180,000(i)         211,123
Deemed dividend on cumulative Preferred Stock......                                  1,728,107(k)       1,728,107
                                                     ------------  ------------  -----------------  -------------
Net loss allocable to common shareholders..........      (439,790)     (475,785)    (2,286,473)        (3,202,048)
                                                     ------------  ------------  -----------------  -------------
                                                     ------------  ------------  -----------------  -------------
Basic and diluted loss per common share............                       (0.04)                             (.21)
                                                                   ------------                     -------------
                                                                   ------------                     -------------
Weighted average number of common shares
  outstanding used to calculate basic and diluted
  loss per common share............................                  11,123,351                        14,954,333
                                                                   ------------                     -------------
                                                                   ------------                     -------------

                  See Notes to Pro Forma Financial Statements.

                               NUMEX CORPORATION

    NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. PRO FORMA ADJUSTMENTS: BALANCE SHEET

The adjustments to the pro forma condensed consolidated balance sheet are as follows:

(a) To reflect the issuance of Jeffrey A. Stern & Associates ("JSA") common stock to various employees as compensation:

Number of JSA common stock shares issued to employees.......................     93.464
Multiplied by: number of Numex common stock shares issued for JSA common
  stock shares in relation to the reverse merger............................      2,538
                                                                              ---------
Total number of shares issued...............................................    237,212
Multiplied by: fair market value of Numex stock on date of issuance.........  $   2.375
                                                                              ---------
Fair market value of shares issued to employees.............................  $ 563,378
Less: Numex common stock par value ($0.10 per share)........................     23,721
                                                                              ---------
Additional paid-in-capital..................................................  $ 539,657
                                                                              ---------
                                                                              ---------

(b) To reflect the issuance of JSA common stock to acquire the minority interest in JSA, LLC:

                                    CALCULATION OF GOODWILL
-----------------------------------------------------------------------------------------------
Number of JSA common stock shares issued to Barry Feilcher.....................................        106.09
Multiplied by: number of Numex common stock shares issued for JSA common stock shares in
  relation to the reverse merger...............................................................         2,538
                                                                                                 ------------
Total number of shares issued..................................................................       269,256
Multiplied by: fair market value of Numex stock on date of issuance............................  $      2.375
                                                                                                 ------------
Fair market value of shares issued to Barry Feilcher...........................................  $    639,483
Less: minority interest........................................................................       201,589
                                                                                                 ------------
Goodwill recognized............................................................................  $    437,894
                                                                                                 ------------
                                                                                                 ------------

(c) To reflect the reverse merger between JSA and Numex, as follows:

    1. Elimination of Numex's $11,867,276 stockholder deficit in conjunction with the reverse merger.

    2.  Elimination of JSA common stock in conjunction with the reverse merger:

Number of Numex common stock shares issued to acquire JSA...................  3,046,875
Multiplied by: par value of Numex common stock..............................  $    0.10
                                                                              ---------
Par value of Numex shares issued............................................  $ 304,688
Less: par value of JSA common stock shares acquired.........................      1,500
                                                                              ---------
Additional paid-in-capital..................................................  $ 303,188
                                                                              ---------
                                                                              ---------

                               NUMEX CORPORATION

    NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

1. PRO FORMA ADJUSTMENTS: BALANCE SHEET (CONTINUED)
(d) To reflect the issuance of 144,000 shares of Series B Preferred Stock:

Total shares issued in private placement....................................    144,000
Multiplied by: per share offering price.....................................  $      25
                                                                              ---------
Gross proceeds from offering................................................  $3,600,000
Less: placement agent commissions...........................................    252,000
Less: other private placement expenses......................................     50,000
                                                                              ---------
Total proceeds received.....................................................  $3,298,000
Less: par value of shares issued ($1.00 per share)..........................    144,000
                                                                              ---------
Additional paid-in-capital..................................................  $3,154,000
                                                                              ---------
                                                                              ---------

(e) To reflect the refinancing of JSA's bank line of credit to a term loan:

Outstanding balance prior to merger.........................................  $2,739,594
Less: Payment of outstanding balance........................................  1,800,000
                                                                              ---------
Remaining outstanding balance refinanced to a term loan.....................  $ 939,594
                                                                              ---------
                                                                              ---------

2. PRO FORMA ADJUSTMENTS: INCOME STATEMENT

The adjustments to the pro forma condensed consolidated statement of operations are as follows:

(f) To reflect the expense incurred from the issuance of JSA common stock to employees as calculated in adjustment (a) above.

(g) To eliminate the minority interest in JSA, LLC, in conjunction with JSA's acquisition of such minority interest.

(h) To reflect goodwill amortization for one year:

Goodwill recognized from acquisition of JSA, LLC............................  $ 437,894
Divided by: amortization period (in years)..................................          5
                                                                              ---------
Amortization per year.......................................................  $  87,579
                                                                              ---------
                                                                              ---------

(i) To reflect annual dividend payment for preferred stock:

Outstanding shares of preferred stock.......................................    144,000
Multiplied by: annual dividend payment......................................  $    1.25
                                                                              ---------
Total annual dividend payment...............................................  $ 180,000
                                                                              ---------
                                                                              ---------

(j) To reflect the reduction of interest expense due to refinancing of bank line of credit:

Payment of outstanding balance..............................................  $1,800,000
Multiplied by: annual interest rate.........................................       9.17%
                                                                              ---------
Interest expense saved......................................................  $ 165,060
                                                                              ---------
                                                                              ---------

                               NUMEX CORPORATION

    NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

2. PRO FORMA ADJUSTMENTS: INCOME STATEMENT (CONTINUED)
(k) To reflect the deemed dividend in conjunction with the Private Placement:

FMV of Numex common stock on 3/10/99 (date of private placement)............  $    2.22
Conversion ratio of preferred shares to common shares.......................     16.667
                                                                              ---------
Common stock value of preferred shares issued...............................  $   37.00
Less: Preferred share offering price........................................      25.00
                                                                              ---------
Preferred share deemed dividend.............................................  $   12.00
Preferred shares issued in private placement................................    144,000
                                                                              ---------
Deemed dividend on cumulative preferred stock...............................  1,728,107
                                                                              ---------
                                                                              ---------

                        NUMEX CORPORATION AND SUBSIDIARY

                                ---------------

                       CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

                             ---------------------

                        NUMEX CORPORATION AND SUBSIDIARY
                                    CONTENTS

Report of Independent Certified Public Accountants...................................       F-24

Consolidated Financial Statements
  Balance Sheet......................................................................       F-26
  Statements of Operations...........................................................       F-27
  Statements of Stockholders' Equity.................................................       F-28
  Statements of Cash Flows...........................................................       F-29

Notes to consolidated financial statements...........................................       F-30

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Numex Corporation and Subsidiary
Beverly Hills, California

    We have audited the accompanying consolidated balance sheet of Numex Corporation and Subsidiary as of March 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Numex Corporation and Subsidiary as of March 31, 1999 and the results of their operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring operating losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          BDO Seidman, LLP

Los Angeles, California
May 25, 1999

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Numex Corporation
Santa Fe Springs, California

    We have audited the accompanying consolidated statements of operations, stockholders' deficiency and cash flows of Numex Corporation and subsidiary for the year ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Numex Corporation and subsidiary for the year ended March 31, 1998, in conformity with generally accepted accounting principles.

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

                                          Stonefield Josephson, Inc.
                                          CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
July 13, 1998

                        NUMEX CORPORATION AND SUBSIDIARY

                                 BALANCE SHEET

                                                                                                      MARCH 31,
                                                                                                         1999
                                                                                                    --------------
                                                 ASSETS (NOTE 1)

Current assets
  Cash............................................................................................  $      123,692
  Accounts receivable.............................................................................          21,310
  Stock subscription receivable...................................................................          89,900
  Prepaids........................................................................................             496
                                                                                                    --------------
Total current assets..............................................................................         235,398
Property and equipment, net of accumulated depreciation (Note 4)..................................           8,197
Deposits..........................................................................................           7,991
                                                                                                    --------------
                                                                                                    $      251,586
                                                                                                    --------------
                                                                                                    --------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses (Note 5)..................................................  $       66,145
                                                                                                    --------------
Total current liabilities.........................................................................          66,145
                                                                                                    --------------
Stockholders' equity (Notes 11 & 12):
  Preferred stock; $1.00 par value, 10,000,000 shares authorized, no shares issued and
    outstanding...................................................................................              --
  Common stock; $.10 par value, 20,000,000 shares authorized, 11,940,342 issued and 11,862,833
    shares outstanding............................................................................       1,194,034
  Treasury stock, at cost, 77,509 shares..........................................................          (7,750)
  Additional paid-in-capital......................................................................      10,866,433
  Accumulated deficit.............................................................................     (11,867,276)
                                                                                                    --------------
Total stockholders' equity........................................................................         185,441
                                                                                                    --------------
                                                                                                    $      251,586
                                                                                                    --------------
                                                                                                    --------------

          See accompanying notes to consolidated financial statements.

                        NUMEX CORPORATION AND SUBSIDIARY

                            STATEMENTS OF OPERATIONS

                                                                                         YEARS ENDED MARCH 31,
                                                                                       --------------------------
                                                                                           1999          1998
                                                                                       -------------  -----------
Net sales (Note 3)...................................................................  $      15,970  $   176,513
Cost of sales........................................................................         11,258       83,605
                                                                                       -------------  -----------
Gross profit.........................................................................          4,712       92,908
Selling, general and administrative expenses.........................................        453,899      653,734
                                                                                       -------------  -----------
Loss from operations.................................................................        449,187      560,826
                                                                                       -------------  -----------
Other income (expense)
  Officer-stockholder compensation...................................................             --     (300,000)
  Interest expense, net..............................................................        (10,555)    (128,572)
  Other income.......................................................................          5,745           --
  Adjustment of the prior years accruals on royalty estimates........................             --      356,600
  Gain on sale of fixed assets.......................................................         10,135           --
                                                                                       -------------  -----------
Total other income (expense).........................................................          5,325      (71,972)
                                                                                       -------------  -----------
Loss before provision for income taxes...............................................       (443,862)    (632,798)
Provision for income taxes...........................................................            800          800
                                                                                       -------------  -----------
Net loss.............................................................................  $    (444,662) $  (633,598)
Preferred stock dividend.............................................................         31,123           --
Net loss available to shareholders...................................................  $    (475,985) $  (633,598)
                                                                                       -------------  -----------
                                                                                       -------------  -----------
Basic and diluted loss per common share..............................................  $       (0.04) $     (0.08)
                                                                                       -------------  -----------
                                                                                       -------------  -----------
Weighted average number of common shares outstanding used to calculate basic and
  diluted loss per common share......................................................     11,123,351    7,601,295
                                                                                       -------------  -----------
                                                                                       -------------  -----------

          See accompanying notes to consolidated financial statements

                        NUMEX CORPORATION AND SUBSIDIARY

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                     TREASURY STOCK AT
                                     PREFERRED STOCK           COMMON STOCK                COST            ADDITIONAL
                                   --------------------  ------------------------  ---------------------     PAID-IN
                                    SHARES     AMOUNT      SHARES       AMOUNT      SHARES      AMOUNT       CAPITAL
                                   ---------  ---------  -----------  -----------  ---------  ----------  -------------
BALANCE, April 1, 1997...........    170,000  $ 170,000    6,592,750  $   659,275    625,000  $ (705,824) $   8,132,280
Common stock issued for
  conversion of debt.............         --  --.......    4,596,469      459,647         --          --      1,838,586
Net loss.........................         --         --           --           --         --          --             --
                                   ---------  ---------  -----------  -----------  ---------  ----------  -------------
BALANCE, March 31, 1998..........    170,000    170,000   11,189,219    1,118,922    625,000    (705,824)     9,970,866
Preferred stock dividend.........     31,123     31,123           --           --         --          --             --
Treasury stock re-issued for
  conversion of notes payable....         --         --           --           --   (467,491)    298,940        207,760
Treasury stock re-issued for
  payment of legal fees..........         --         --           --           --   (140,000)    158,102         13,828
Treasury stock re-issued for
  payment of accrued bonus--
  officer........................         --         --           --           --   (240,000)    271,032         28,968
Stock options issued as
  compensation for consulting
  services.......................         --         --           --           --         --          --        139,000
Common stock returned due to
  settlement.....................         --         --           --           --    300,000     (30,000)        30,000
Conversion of preferred shares to
  common stock...................   (201,123)  (201,123)     201,123       20,112         --          --        181,011
Options exercised................         --         --      550,000       55,000         --          --        295,000
Net loss.........................         --         --           --           --         --          --             --
                                   ---------  ---------  -----------  -----------  ---------  ----------  -------------
BALANCE, March 31, 1999..........         --  $      --   11,940,342  $ 1,194,034     77,509  $   (7,750) $  10,866,433
                                   ---------  ---------  -----------  -----------  ---------  ----------  -------------
                                   ---------  ---------  -----------  -----------  ---------  ----------  -------------


                                    ACCUMULATED
                                      DEFICIT        TOTAL
                                   -------------  ------------
BALANCE, April 1, 1997...........  $ (10,757,893) $ (2,502,162)
Common stock issued for
  conversion of debt.............             --     2,298,233
Net loss.........................       (633,598)     (633,598)
                                   -------------  ------------
BALANCE, March 31, 1998..........    (11,391,491)     (837,527)
Preferred stock dividend.........        (31,123)           --
Treasury stock re-issued for
  conversion of notes payable....             --       506,700
Treasury stock re-issued for
  payment of legal fees..........             --       171,930
Treasury stock re-issued for
  payment of accrued bonus--
  officer........................             --       300,000
Stock options issued as
  compensation for consulting
  services.......................             --       139,000
Common stock returned due to
  settlement.....................             --            --
Conversion of preferred shares to
  common stock...................             --            --
Options exercised................             --       350,000
Net loss.........................       (444,662)     (444,662)
                                   -------------  ------------
BALANCE, March 31, 1999..........  $ (11,867,276) $    185,441
                                   -------------  ------------
                                   -------------  ------------

          See accompanying notes to consolidated financial statements.

                        NUMEX CORPORATION AND SUBSIDIARY

                            STATEMENTS OF CASH FLOWS

                                                                                           YEARS ENDED MARCH 31,
                                                                                          ------------------------
                                                                                             1999         1998
                                                                                          -----------  -----------
INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..............................................................................  $  (444,662) $  (633,598)
  Adjustments to reconcile net loss to net used in operating activities:
    Depreciation and amortization.......................................................          370        5,916
    Stock options issued as compensation for consulting services........................      139,000           --
    Adjustment of the prior year accruals on royalty estimates..........................           --     (356,600)
    Legal fees and interest expense accrued as loan payable, other......................           --      171,930
    Officer-stockholder compensation accrued as loan payable............................           --      300,000
    Gain on sale of fixed assets........................................................      (10,135)          --
  Changes in assets and liabilities:
    Accounts receivable.................................................................      (21,310)       9,058
    Inventory...........................................................................       10,230       (1,406)
    Deposits............................................................................        5,233
    Other...............................................................................       (1,331)          --
    Accounts payable and accrued expenses...............................................      (11,065)     (62,583)
                                                                                          -----------  -----------
Net cash used in operating activities...................................................     (338,903)    (562,050)
                                                                                          -----------  -----------
Cash flows from investing activities
  Payments to acquire property and equipment............................................           --       (4,051)
  Proceeds from sale of property and equipment..........................................       18,614           --
                                                                                          -----------  -----------
Net cash provided by (used in) investing activities.....................................       18,614       (4,051)
                                                                                          -----------  -----------
Cash flows from financing activities:
  Cash restricted.......................................................................           --        5,775
  Proceeds from loans and notes payable.................................................      338,338      572,563
  Payments on loans and notes payable...................................................     (181,675)          --
  Proceeds from exercise of stock options...............................................      260,100           --
                                                                                          -----------  -----------
Net cash provided by financing activities...............................................      416,763      578,338
                                                                                          -----------  -----------
NET INCREASE IN CASH....................................................................       96,474       12,237
CASH AND CASH EQUIVALENTS, beginning of year............................................       27,218       14,981
                                                                                          -----------  -----------
CASH AND CASH EQUIVALENTS, end of year..................................................  $   123,692  $    27,218
                                                                                          -----------  -----------
                                                                                          -----------  -----------

          See accompanying notes to consolidated financial statements.

                        NUMEX CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

    Numex Corporation (the "Company") was incorporated in the state of Delaware in August 1980. Currently management is pursuing several profitable businesses as acquisition candidates. In anticipation of possible acquisitions, the Company has established a relationship with a medium-size investment banking house which specializes in private placements of securities and notes with institutional investors. Effective March 31, 1999, the Company has discontinued selling its only product and has ceased operations. On April 12, 1999, the Company acquired all the outstanding capital stock of Jeffrey A. Stern & Associates, Inc. ("JSA"), with the issuance of 3,046,875 shares of the Company's common stock. JSA is a media and marketing services company that has focused on niche and underdeveloped markets. Its Spanish language division, JSA en espanol, has created proprietary integrated marketing programs to help marketers reach the rapidly growing Hispanic market in the United States. Its custom publishing division, JSA Communications, develops retention marketing programs for companies. Additionally, on April 12, 1999, the Company completed a private placement of 132,000 shares of Series B 5% Convertible Preferred stock which were sold at $25 per share. The proceeds will be used to refinance JSA's long-term debt and to provide necessary working capital. See Note 15.

GOING CONCERN UNCERTAINTY

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses and discontinued its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

    The Company believes that the additional funding from the private placement and the acquisition of JSA, Inc. will result in improved operating results. There can be no assurance, however, that the Company, with the additional financing and the new business, will result in higher cash flows provided by operations.

    In addition, the Company is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that the Company will be able to secure additional capital, or that if such capital is available, whether the terms or conditions would be acceptable to the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

    For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

                        NUMEX CORPORATION AND SUBSIDIARY

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONCENTRATION OF CREDIT RISK

    The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any such losses in such accounts.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred, whereas, additions, renewals, and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets.

LONG-LIVED ASSETS

    Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

REVENUE RECOGNITION

    Sales and related cost of sales are recorded upon shipment of product. The Company has an unconditional money-back guarantee policy under which the full sale price is returned to retail customers if the Product is returned within 30 days from the date of sale. The Company has a provision for future returns for sales to retail customers.

STOCK-BASED COMPENSATION

    The Company accounts for its stock option awards under the intrinsic value method of accounting, prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-based Compensation."

INCOME TAXES

    The Company provides for income taxes in accordance with Statements of Financial Accounting Standards, ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes are provided on the difference in earnings determined for tax and financial reporting purposes.

COMPUTATION OF EARNINGS PER SHARES

    For the year ended March 31, 1998, the Company adopted SFAS No. 128, which requires the presentation of basic and dilutive earnings per share, which replaces primary and fully diluted earnings per share. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. Shares outstanding for dilutive earnings per share consist of preferred stock and stock options.

                        NUMEX CORPORATION AND SUBSIDIARY

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The dilutive computations do not include preferred stock and stock options for the years ended March 31, 1998 and 1999 as their inclusion would be antidilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of financial instruments including cash, accounts receivable and accounts payable, approximate fair value due to their short maturities.

USE OF ESTIMATES

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities (SFAS No. 133)", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. As the Company does not currently engage in derivative or hedging activities there will be no impact to the Company's results of operations, financial position or cash flow upon the adoption of this standard.

    In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise (SFAS No. 134), which establishes standards for certain activities of mortgage banking enterprises. SFAS No. 134 is effective for fiscal years beginning after December 15, 1998. The adoption of SFAS No. 134 did not have an impact on the Company's results of operations, financial position or cash flows.

NOTE 3. MAJOR CUSTOMERS

    During the year ended March 31, 1998, the Company did business with two customers whose sales comprised approximately 22% and 65% of net sales, respectively. The Company ceased operations during the 1999 fiscal year.

NOTE 4. PROPERTY AND EQUIPMENT

    As of March 31, 1999, property and equipment consist of the following:

                                                              AMOUNT
                                                              -------
Furniture and fixtures......................................  $ 8,500
Less accumulated depreciation...............................      303
                                                              -------
                                                              $ 8,197
                                                              -------
                                                              -------

                        NUMEX CORPORATION AND SUBSIDIARY

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    As of March 31, 1999, accounts payable and accrued expenses consist of the following:

                                                               AMOUNT
                                                              ---------
Accounts payable............................................  $  40,941
Accrued expenses............................................     25,204
                                                              ---------
                                                              $  66,145
                                                              ---------
                                                              ---------

NOTE 6. LOAN PAYABLE--OTHER

    During the year ended March 31, 1998, the Company received legal services related to an acquisition target. In May 1998, the board of directors of the Company approved and issued 140,000 shares of its treasury stock, valued at $1.23 per share, to this vendor for legal services rendered in the amount of $171,930.

NOTE 7. ACCRUED BONUS--OFFICER-STOCKHOLDER

    During the year ended March 31, 1998, the board of directors of the Company approved a bonus in the amount of $300,000 to an officer-stockholder, payable at such time as funds became available and would not be detrimental to the financial position of the Company. On April 30, 1998, the board of directors of the Company approved and issued 240,000 shares of its treasury stock, valued at $1.25 per share, to convert the accrued officer-stockholder compensation obligation of $300,000.

NOTE 8. NOTES PAYABLE--OTHER

    During the year ended March 31, 1999, the Company liquidated the notes payable--other, which were due on demand and totaled $45,039, through the issuance of the Company's common stock (treasury stock). See Note 12.

NOTE 9. NOTES PAYABLE--RELATED PARTIES

    During the year ended March 31, 1999, the Company liquidated the notes payable--related parties, which were unsecured and due on demand and totaled $305,000, through the issuance of the Company's common stock (treasury stock). See Note 12.

    Interest expense to related parties was approximately $10,555 and $83,954 for the years ended March 31, 1999 and 1998.

NOTE 10. INCOME TAXES

    The current provision for income taxes in both fiscal years 1999 and 1998 is related to the minimum corporate state income taxes. As of March 31, 1999, the Company had net federal operating loss carryforwards and net state operating loss carryforwards totaling approximately $7,376,000 and $2,061,500. The net federal operating loss carryforwards expire in various years through 2019 and net state operating loss carryforwards expire in various years through 2004.

                        NUMEX CORPORATION AND SUBSIDIARY

NOTE 10. INCOME TAXES (CONTINUED)
    The primary components of temporary differences which give rise to the Company's net deferred tax asset at March 31, 1999 are as follows:

                                                                MARCH 31,
                                                                  1999
                                                              -------------
Deferred tax asset:
    Net operating losses....................................  $   2,690,000
    Valuation allowance.....................................     (2,690,000)
                                                              -------------
Net deferred tax asset......................................  $          --
                                                              -------------
                                                              -------------

NOTE 11. STOCK OPTION PLANS

    On September 30, 1992, the Company's stockholders approved a non-qualified stock option plan and an incentive stock option plan, pursuant to which a maximum aggregate of 1,000,000 shares of common stock have been reserved for grant to officers and key employees. Under both plans, the option price may not be less than the fair market value of the common stock on the date of grant. Options are exercisable over a five-year period beginning one year after the date of grant, and the option exercise period is not to exceed ten years from that date.

    During March 1999, one officer-stockholder acquired 400,000 shares of common stock as a result of exercising stock options at an exercise price of $.50 per share. A second officer-stockholder acquired 50,000 shares of common stock as a result of exercising stock options at an exercise price of $1.00 per share. On September 8, 1998, an investment company had been issued 100,000 stock options as compensation to locate possible acquisition candidates. The options where recorded at their fair market value and was charged to an expense and recorded in paid-in capital in the amount of $139,000. These options were exercised during fiscal year 1999.

                                                                                      WEIGHTED
                                                                          OPTIONS      AVERAGE
                                                                        OUTSTANDING     PRICE
                                                                        -----------  -----------
BALANCE, outstanding at March 31, 1997................................     150,000    $     .50
  Option granted......................................................     850,000    $    1.00
                                                                        -----------       -----
BALANCE, outstanding at March 31, 1998................................   1,000,000    $     .58
  Options exercised...................................................    (550,000)   $     .63
  Options granted.....................................................     100,000    $    1.00
                                                                        -----------       -----
BALANCE, outstanding at March 31, 1999................................     550,000    $     .60
                                                                        -----------       -----
                                                                        -----------       -----

    All currently outstanding options are fully vested and have a weighted average remaining contractural life of 3.8 years. Pro forma information regarding net loss and loss per share for stock options issued to employees under SFAS No. 123 has not been presented, as the amounts are immaterial.

                        NUMEX CORPORATION AND SUBSIDIARY

NOTE 12. STOCKHOLDERS' EQUITY

PREFERRED STOCK

    On September 15, 1998, the board of directors of the Company approved a 31,123 stock dividend, which increased the shares of Preferred Stock outstanding from 170,000 to 201,123, and the conversion of 201,123 Preferred Stock shares into shares of the Company's common stock, at $1.00 per share, for a total of 201,123 shares of common stock.

COMMON STOCK

    On April 30, 1998, the board of directors of the Company approved and issued 245,000 shares of its treasury stock, at $1.25 per share, to convert certain notes payable--related parties into equity, for a total amount of $306,250. On August 10, 1998, the board of directors of the Company approved and issued 152,525 shares of its common stock, at $1.00 per share, to convert certain notes payable--related parties into equity, for a total amount of $152,525. On August 10, 1998, the board of directors of the Company approved and issued 25,889 shares of its common stock, at $1.00 per share, to convert a note--payable -other into equity, for a total amount of $25,889. On September 3, 1998, a Lender exercised the option to convert the note payable to 44,077 shares of its common stock, at $0.50 per share, to convert notes payable--other into equity for a total amount of $22,036. The notes payable converted to equity was recorded as additional paid-in capital which totaled $506,700.

    A settlement agreement has been signed between Viastar Marketing, Inc. (Viastar) former stockholders and the Company regarding shares of common stock issued to acquire Viastar. Under the agreement, these stockholders' returned 300,000 shares of common stock to the Company, which were recorded as treasury stock.

    For the year ended March 31, 1998, certain notes payable to related parties, were converted to 3,344,581 shares of restricted and unrestricted common stock in the amount of $1,672,290.

NOTE 13. COMMITMENTS AND CONTINGENCIES

    The inventor of the "Therapy Plus" product obtained a United States patent for the Product in February 1991. The Company and the patent owner entered into a license agreement (the "License Agreement") as of January 1, 1992. The License Agreement grants the Company an exclusive license to market, manufacture, and sell the Product in the United States and its possessions and territories for the remaining life of the patent which is currently twelve years. Thereafter, the design of the Product will be in the public domain, and the Company, as well as other companies, will have the right to market, manufacture, and sell the Product.

    The License Agreement also provides for royalties at rates ranging from $.50 per unit to $1.20 per unit depending on the method of distribution used. However, a minimum royalty of $125,000 is required to be paid during each calendar year of the term of the License Agreement whether or not the Company sells any units of the Product.

    At March 31, 1998, the Company owed the patent owner an aggregate of $356,600 in accrued royalties. Pursuant to the patent agreement, the obligations of the Company to pay royalty are stayed pending such period of governmental prohibition and as such, management made an adjustment of the prior year accruals on royalty estimates and recognized a gain as of March 31, 1998 in the amount of $356,600.

                        NUMEX CORPORATION AND SUBSIDIARY

NOTE 13. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company has obtained legal advice in support of the defenses available to them regarding the royalty estimate adjustment.

NOTE 14. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Supplemental cash flow information for the years ended March 31, 1999 and 1998 are as follows:

                                                                                MARCH 31,
                                                                           --------------------
                                                                             1999       1998
                                                                           ---------  ---------
Cash paid for interest...................................................  $   7,668  $  43,610
Cash paid for income taxes...............................................        800        800
                                                                           ---------  ---------
                                                                           ---------  ---------

    Non-cash financing activities for the years ended March 31 were as follows:

                                                                                                 MARCH 31,
                                                                                          ------------------------
                                                                                             1999         1998
                                                                                          ----------  ------------
Conversion of notes payable--related parties, to 397,525 and 3,344,581 shares of common stock.................................................................................  $  458,775  $  1,672,290
Conversion of notes payable--others, to 69,966 and 1,251,888 shares of common stock.....      47,925       625,943
Conversion of loan payable--other to 140,000 shares of common stock.....................     171,930            --
Conversion of loan payable--officer and stockholder to 240,000 shares of common stock...     300,000            --
Conversion of preferred stock into 201,123 shares of common stock.......................     201,123            --
Stock subscription receivable...........................................................      39,920            --

                        NUMEX CORPORATION AND SUBSIDIARY

NOTE 15. SUBSEQUENT EVENTS

    On April 12, 1999, the Company through a wholly owned subsidiary, acquired all of the outstanding capital stock of Jeffrey A. Stern and Associates, Inc. ("JSA"), a media and marketing services company that has focused on niche and underdeveloped markets. Pursuant to the acquisition, the Company paid approximately $1.8 million to refinance JSA's outstanding bank debt of approximately $2.7 million. These payments were funded through the completion of the sale of 144,000 shares of Series B 5% Convertible Preferred Stock, priced at $25.00 per share. Each share is convertible into 16.667 shares of Common Stock at any time and no shares issued have voting rights.