Form 10KSB40/A
period 1999-03-31
NUMEX CORP
filed 1999-07-27
CIK 318716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from __________ to __________
                         Commission file number 0-7722

                                NUMEX CORPORATION

             (Exact name of registrant as specified in its charter)

                 DELAWARE                              06-1034587
    (State of other jurisdiction of     (I.R.S. Employer Identification Number)
    incorporation or organization)

         11111 SANTA MONICA BOULEVARD, SUITE 210
         LOS ANGELES, CALIFORNIA                                     90025
         (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (310) 914-3007

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

YES   |X|   NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Revenues for the fiscal year ended March 31, 1999 were $15,970.

The aggregate market value of the common equity held by non-affiliates of the registrant as of May 28, 1999. amounted to approximately $23,946,021.

Registrant had 15,145,697 shares of Common Stock, $.10 par value per share, and 144,000 shares of Series B Convertible Preferred Stock, $1.00 par value per share, outstanding as of June 30, 1999.

Transitional Small Business Disclosure Format: YES       NO   |X|


Filed herewith by amendment is Part III of Form 10-KSB.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the names of the current directors. Also set forth is certain other information with respect to each such person's age, principal occupation(s) during the past five years, the year he first became a director and positions currently held with the Company.


                                      Position(s) Held           Year First Elected or
             NAME            AGE(A)   WITH THE COMPANY             APPOINTED DIRECTOR
             ----            ------   ----------------           ---------------------
       Isaac S. Salzberg       47     Secretary and Director              1989

       Jack I. Salzberg        76     Director                            1985


       Jeffrey A. Stern        40     President, Chief                    1999
                                      Executive Officer and
                                      Director

       Marc Strausberg         64     Director                            1999



PRINCIPAL OCCUPATIONS OF THE DIRECTORS

         The principal occupation of each director of the Company is set forth below.

ISAAC S. SALZBERG. Mr. Salzberg has served as a director of the Company since March, 1989. He was President and Chief Executive Officer of the Company from March, 1989 to March, 1992. He was a director of First Charter Bank from 1988 to 1996 and an officer from 1989 to 1996. Mr. Salzberg is an investment broker with Prudential Securities. Mr. Salzberg is the son of Jack I. Salzberg.

JACK I. SALZBERG. Mr. Salzberg served as Chairman of the Board from January, 1985 to July 1999, Chief Executive Officer of the Company from March, 1992 to April, 1999 and was President from February 1996 to April, 1999. He was Chairman of the Board from 1983 to 1995 and Chief Executive Officer from 1989 to 1995 of First Charter Bank, N.A., a national bank which operates two branch offices in the Los Angeles area, and of which he was also a major stockholder. Mr. Salzberg divested himself of all stock ownership in the bank in September 1995. Mr. Salzberg is the father of Isaac S. Salzberg.

JEFFREY A. STERN. Mr. Stern has served as a director and President and Chief Executive Officer of the Company since April, 1999. Mr. Stern founded Jeffrey A. Stern & Associates in 1990. At the company, he launched JSA en espanol, a publishing and marketing firm focusing on the US Hispanic market and JSA Communications, a custom publishing company. Prior to JSA, Mr. Stern was president and publisher of Details Magazine. In addition he has held senior executive positions at Ziff-Davis Publishing and Newsweek Magazine. Mr. Stern is a graduate of Harvard College.

MARC STRAUSBERG. Mr. Strausberg has served as a director of the Company since April, 1999. Mr. Strausberg, co-founder and Chairman of Edgar On-Line, has worked in the area of computer-generated financial information for many years. In 1992, Mr. Strausberg co-founded Internet Financial Network. Prior to IFN, he published the Livermore Report, a newsletter focusing on overvalued IPO's, and ran computer-based trading operations for Nomura Securities and the hedge funds of Steinhardt Partners and EGS Partners. Mr. Strausberg is the father-in-law of Jeffrey Stern.

ARRANGEMENT WITH DIRECTORS

         In April, 1999, the Company entered into a one year employment agreement with Jack Salzberg pursuant to which Mr. Salzberg will serve as Chairman of the Board, will receive a salary of $150,000 per year plus approximately $1,800 per month car allowance and reimbursement for certain medical insurance payments. Mr. Salzberg resigned as Chairman of the Board in July 1999.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

         During the year ended March 31, 1999, one meeting of the Board of Directors was held; corporate actions were also conducted by unanimous written consent of the Board of Directors.

DIRECTOR'S COMPENSATION

         Directors, other than Mr. Jack I. Salzberg, receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses incurred in attending board meetings.

OTHER EXECUTIVE OFFICERS/KEY EMPLOYEES

MARCELINO MIYARES, DIVISION PRESIDENT, JSA EN ESPANOL. Mr. Miyares is an experienced integrated marketer with over 10 years of experience in the Hispanic market. As a graduate of Northwestern University in 1987 he went on to work as a Media Director and Account Planner for UNIMAR in Chicago. He built extensive retail marketing and telecommunications experience as Strategic Planner for American Stores, Ameritech, McDonald's, and other accounts. In 1991 he founded Tamayo_Miyares Advertising, an integrated marketing communications firm specializing in Hispanic markets. In addition to managing the agency, Miyares served as Strategic Planner and Management Supervisor for MCI Telecommunications, Montgomery Ward, FHP HealthCare and other retail/service accounts.

BARRY FREILICHER, DIVISION PRESIDENT, JSA COMMUNICATIONS. Mr. Freilicher graduated from Cornell College and worked for Volume Services in Kansas City for ten years, ultimately being promoted to president of the $120 million company. He then moved to Los Angeles to work for Ticketmaster as vice president of business development. Mr. Freilicher left Ticketmaster to head up JSA Communications in 1995.

DANIEL CROWE, VICE PRESIDENT, SALES & MARKETING, INTERNETMERCADO.COM. Mr. Crowe started his career with Univision (SIN Television) in 1981. He joined the 1986 Telmundo start-up sales and rep team, and was recruited by by Univisa as the sales director for Galavision, where he worked from 1990 to 1993. In 1993 Mr. Crowe was the sales manager of KWHY TV, Galavision's Los Angeles affiliate. In 1995, Mr. Crowe was hired as general manager of El Dorado Communication's Los Angeles AM/FM radio combo, and launched DRTO-FM, the country's first major-market Rock en Espanol radio station. After the sale of KRTO to Cox Broadcasting, Mr. Crowe joined Liberman Broadcasting as general manager. He participated in the purchase and startup of its first television property, KRCA TV. Mr. Crowe earned his bachelor degrees in Spanish and political science from the University of California, Santa Barbara. Mr. Crowe has been Vice President of Sales and Marketing of InternetMercado.com since April 1999.

HARRY ABRAHAM-CASTILLO, VICE PRESIDENT CREATIVE SERVICES, INTERNETMERCADO.COM. Mr. Abraham-Castillo has over 15 years experience in the entertainment industry, specializing in the Hispanic market. After graduating from The Art Center Colledge of Design in Pasadena, California, in 1984, Mr. Abraham-Castillo joined Estrella Communications, Inc., as part of the team that launched KVEA-TV, the second Los Angeles station to broadcast in Spanish. After KVEA became a Telemundo station, he became executive producer and programmin director. In 1991, Mr. Abraham-Castillo founded Hispanic Showbiz, Inc., a broadcast consulting firm that helped launch KWHY-TV. He then joined the management team at Telemundo Network Group in 1995 as head of programming and production. Mr. Abraham-Castillos has served as the head of creative services of InternetMercado.com since April 1999 and oversees all areas related to the design and content of InternetMercado.com.

ITEM 10.  EXECUTIVE COMPENSATION

         The following information is furnished for the person who served as Chief Executive Officer of the Company during the year ended March 31, 1999. No other persons who served as executive officers of the Company received salary and bonus in excess of $100,000 during the year ended March 31, 1999.

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
                                            SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
                        Annual Compensation(1)                              Long Term Compensation Awards
--------------------------------------------------------------------------------------------------------------------
                                                                                              Securities
  Name and Principal                        Salary         Bonus        Restricted Stock      Underlying
     Position                  Year          ($)            ($)              Awards          Options/SAR (#)
------------------------------------------------------------------------------------------------------------------
Jack I. Salzberg,(2)           1999       $-0-              --                --                 --
Chairman of the Board,         1998       $300,000(3)       --                --               850,000
President and Chief
Executive Officer
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------


(1) Does not include perquisites which did not exceed the lesser of $50,000 or 10% of salary and bonus.
(2) Mr. Jack I. Salzberg resigned as President and CEO and Mr. Jeffrey A. Stern became the President and CEO on April 12, 1999. Mr. Salzberg resigned as Chairman of the Board in July 1999.
(3) Compensation awarded by the Board of Directors to Mr. Jack I. Salzberg on December 18, 1997 for his extraordinary efforts and years of service to the Company without compensation. On April 30, 1998, the Board of Directors authorized the conversion of this accrued liability into common stock at $1.25 per share which was then converted in May 1998.

         1999 OPTION GRANTS

         No stock options were granted to the executive officers of the Company in the fiscal year 1999.

         OPTION EXERCISE/VALUE TABLE

         The following information with respect to options exercised during the fiscal year ended March 31, 1999 and remaining unexercised at the end of the fiscal year, is presented for Mr. Jack I. Salzberg.

--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
                                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                         AND FISCAL YEAR END OPTION VALUES
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

      Name           Shares Acquired on     Value         Number of Unexercised        Value of Unexercised
                        Exercise (#)      Realized ($)     Options at FY-End (#)            In-the-Money
                                                                                          Options at FY-End ($)

                                                              Exercisable/                Exercisable/
                                                             Unexercisable               Unexercisable
--------------------------------------------------------------------------------------------------------------------
Jack I. Salzberg            400,000        200,000             450,000/-0-                  225,000/-0-
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

         EMPLOYMENT AGREEMENT

         In April, 1999, the Company entered into a three year employment agreement with Jeffrey A. Stern pursuant to which Mr. Stern will serve as President and Chief Executive Officer of the Company. Mr. Stern will receive an initial salary of $225,000 per annum. Additionally, Mr. Stern will be subject to a bonus arrangement on the following basis: Using fiscal year 1999 final profit before interest and taxes (ebt) of the JSA Group, the operating subsidiaries of the Company, any increase thereof (exclusive of the internet business) in the year 1999 will be subject to a 15% cash bonus. Mr. Stern will be eligible to receive a similar bonus based on the internet business with fiscal year 2000 as the base year. However at Mr. Stern's discretion, he will be able to use the cash bonus to acquire shares of common stock of the Company at a 40% discount from the prevailing market price. Market price will be arrived at by determining the average price for the previous 30 days. This escalated bonus and the base earnings will be calculated for a minimum of three years in accordance with Mr. Stern's employment contract.

         Mr. Stern also received options to purchase an aggregate of 2,000,000 shares subject to the following vesting provisions. 66,666 shares are subject to vesting at an exercise price of $3.50 per share on first anniversary from the date of his Employment Agreement, 66,666 shares are subject to vesting at an exercise price of $4.50 per share on the second anniversary from the date of his Employment Agreement and 66,667 shares are subject to vesting at an exercise price of $6.50 per share on the third anniversary from the date of his Employment Agreement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of the Company's Common Stock as of June 30, 1999 by: (i) each director; (ii) each of the executive officers; and (iii) all executive officers and directors of the Company as a group. The Company is not aware of any person, group or investment company owning more than 5% of the outstanding shares of Common Stock at June 30, 1999. Unless stated otherwise in the notes to the table, each person named below has sole authority to vote and dispose of the shares shown. Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended, in calculating percentage ownership, each person named below is deemed to beneficially own securities that such person has the right to acquire within sixty days through the exercise of any option or warrant or through the conversion of any security, but securities subject to options, warrants or conversion rights owned by others (even if exercisable or convertible within sixty days) are not deemed to be outstanding shares.


                                                           BENEFICIAL OWNERSHIP
                                                           --------------------

                                                      Number of            Percentage
BENEFICIAL OWNER                                       SHARES               OF TOTAL
----------------                                      ---------            ----------
Isaac S. Salzberg...............................       296,500(1)             1.96%

Jack I. Salzberg................................     2,240,000(2)            14.36%

Jeffrey A. Stern................................     2,540,006(3)            16.77%

Marc Strausberg.................................         --                     --%

Marcelino Miyares...............................       192,400                1.27%

Barry Freilicher................................       269,469                1.78%

All Directors and Executive
Officers (6 persons)............................     5,538,375               35.51%


--------------

(1) Includes 60,500 shares held as custodian under the Uniform Gift to Minors Act for the of Jacob Salzberg, 70,500 shares held as custodian under the Uniform Gift to Minors Act for the benefit of Adam D. Salzberg, and 60,500 shares held as custodian under the Uniform Gift to Minors Act for the benefit of Matthew A. Salzberg; 85,000 shares held as trustees of the Isaac S. Salzberg and Susan S. Salzberg Living Trust and 10,000 held by Susan S. Salzberg.

(2) Consists of 1,790,000 shares held as trustees of the Jack I. Salzberg and Anna S. Salzberg Family Trust and 450,000 shares issuable upon the exercise of options.

(3) Does not include 2,000,000 shares issuable upon the exercise of the options granted by the Company to Mr. Stern.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1999 and 1998, the Company's subsidiary paid management and consulting fees to the minority shareholder of JSA Communications, LLC totaling $130,128 and $124,128.

         Pursuant to that certain Agreement and Plan of Merger dated as of April 12, 1999 (the "Merger Agreement") between the "Company" and JSA Acquisition Corporation, a wholly owned subsidiary of the Company, on the one hand; and Jeffrey A Stern and Associates, Inc. ("JSA") and the shareholders of JSA (the "JSA Shareholders"), on the other hand, on April 12, 1999, the Company acquired all of the outstanding capital stock of JSA (the "Closing"), in consideration of the issuance to the JSA shareholders of an aggregate of 3,046,875 shares of the Company's Common Stock, of which Jeffrey A. Stern ("Stern") received 2,540,006 shares. The Company also entered into an employment agreement with Stern. See "EXECUTIVE COMPENSATION - Employment Agreement."

         During the year ended March 31, 1999, the Company liquidated the notes payable - related parties, which were unsecured and due on demand and totaled $305,000, through the issuance of the Company's common stock (treasury stock). See Note 12.

         During the year ended March 31, 1998, the board of directors of the Company approved a bonus in the amount of $300,000 to Jack Salzberg, payable at such time as funds became available and would not be detrimental to the financial position of the Company. On April 30, 1998, the board of directors of the Company approved and issued 240,000 shares of its treasury stock, valued at
1.25 per share, to convert the accrued officer-stockholder compensation obligation of $300,000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereonto duly authorized.


Dated:  July 27, 1999                 NUMEX CORPORATION


                                      By:    /S/ JEFFREY A. STERN
                                             --------------------
                                             Jeffrey A. Stern
                                             President, Chief Executive Officer