Form 10KSB40/A
period 1999-03-31
NUMEX CORP
filed 1999-07-28
CIK 318716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                         AMENDMENT NO. 2 TO FORM 10-KSB

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

         Mr. Stern also received options to purchase an aggregate of 2,000,000 shares subject to the following vesting provisions. 666,666 shares are subject to vesting at an exercise price of $3.50 per share on first anniversary from the date of his Employment Agreement, 666,666 shares are subject to vesting at an exercise price of $4.50 per share on the second anniversary from the date of his Employment Agreement and 666,667 shares are subject to vesting at an exercise price of $6.50 per share on the third anniversary from the date of his Employment Agreement.

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