Form 10QSB
period 1999-06-30
NUMEX CORP
filed 1999-08-16
CIK 318716

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from _______________ to _______________ Commission file number 0-7722

                                 NUMEX CORPORATION

                (Exact name of registrant as specified in its charter)

                 DELAWARE                                 06-1034587
       (State of other jurisdiction             (I.R.S. Employer Identification
         of incorporation Number)                       or organization)


       11111 SANTA MONICA BOULEVARD, SUITE 210
       LOS ANGELES, CALIFORNIA                                90025
       (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:  (310) 914-3007

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

YES   /X/   NO / /

Registrant had 15,145,967 shares of Common Stock, $.10 par value per share, and 144,000 shares of Series B Convertible Preferred Stock, $1.00 par value per share, outstanding as of July 31, 1999.

Transitional Small Business Disclosure Format: YES  / /   NO  /X/

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        NUMEX CORPORATION AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                                March 31            June 30
                                                                                 1999 *              1999
                                                                              ------------        ------------
ASSETS

Current assets
  Cash                                                                        $     85,086        $   882,470
  Accounts receivable, net of allowance for doubtful
    accounts of $120,480 and $120,480, respectively                                422,980            462,254
  Capitalized production costs                                                     114,828             48,151
  Employee advances                                                                 21,719             27,019
                                                                              ------------        ------------
Total current assets                                                               644,613          1,419,894
Property and equipment, net of accumulated
  depreciation and amortization of $165, 716 and $175,118, receptively              90,962            117,353
Other assets                                                                         8,683             38,614
Goodwill, net of amortization of $21,895                                                 0            415,999
                                                                              ------------        ------------
  Total Assets                                                                $    744,258        $ 1,991,860
                                                                              ------------        ------------


LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities
  Accounts payable and accrued expenses                                       $    798,669        $   688,585
  Advances on bank line-of-credit                                                1,800,000                  0
  Deferred revenues                                                                755,897            598,135
  Current portion of capital lease obligations                                      11,031             11,031
  Current portion of note payable                                                  236,250                  0
                                                                              ------------        ------------
Total current liabilities                                                        3,601,847          1,297,751
                                                                              ------------        ------------
Long-term portion of bank line-of-credit                                           939,594            939,594
Note payable, net of current portion                                                36,903            178,903
Capital lease obligations, net of current portion                                   10,839              5,194
                                                                              ------------        ------------
Total liabilities                                                                4,589,183          2,421,442
                                                                              ------------        ------------
Minority interest                                                                  201,589                  0
                                                                              ------------        ------------
Shareholder's deficit
  Preferred stock; $1.00 par value, 10,000,000 shares authorized                                      144,000
    144,000 shares issued and outstanding
  Common stock, $0.10 par value, 20,000,000 shares authorized;
  2,538,000 and 15,145,967 shares issued and 2,538,000 and 15,068,458
  outstanding                                                                      253,800          1,514,597

  Treasury stock, at cost, 77,509 shares                                                               (7,750)
  Additional paid-in-capital                                                      (252,300)         4,735,493
  Accumulated deficit                                                           (4,048,014)        (6,815,922)
                                                                              ------------        ------------
Total shareholder's deficit                                                     (4,046,514)          (429,582)
                                                                              ------------        ------------
                                                                              $    744,258        $ 1,991,860
                                                                              ------------        ------------

        * Derived from JSA's March 31, 1999 audited financial statements


SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                        NUMEX CORPORATION AND SUBSIDIARY
                 Consolidated Condensed Statement of Operations
                                   (Unaudited)


                                                                      Three Months Ended June 30,
                                                               ------------------------------------
                                                                    1998                  1999
                                                               ------------------------------------
Revenues                                                       $  1,142,266           $  1,481,797

Cost of revenues                                                    675,706              1,119,971
                                                               -------------          -------------
Gross profit                                                        466,560                361,826

Operating expenses                                                  549,718              1,434,237
                                                               -------------          -------------
Operating loss                                                      (83,158)            (1,072,411)
                                                               -------------          -------------
Other income (expense)
    Proceeds from bad debts written off in prior year                                       55,000
    Interest expense, net                                           (72,272)               (22,390)
                                                               -------------          -------------
Total other expense                                                 (72,272)                32,610
                                                               -------------          -------------
Loss before minority interest                                      (155,430)            (1,039,801)

Minority interest in income of consolidated subsidiary              (16,125)                     0
                                                               -------------          -------------
Net loss                                                           (171,555)            (1,039,801)

Deemed dividend                                                           0              1,728,107
                                                               -------------          -------------
Net loss to applicable to common stock                         $   (171,555)          $ (2,767,908)
                                                               -------------          -------------
                                                               -------------          -------------

Basic and diluted loss per common share                        $      (0.07)          $      (0.19)
                                                               -------------          -------------
                                                               -------------          -------------
Weighted average number of common shares
outstanding used to calculate basic and diluted
loss per common share                                             2,583,000             14,267,052
                                                               -------------          -------------
                                                               -------------          -------------



     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                      NUMEX CORPORATION AND SUBSIDIARY
               Consolidated Condensed Statement of Cash Flows
                                 (Unaudited)

                                                                      For the Three months
                                                                        ended June 30th
                                                                -----------------------------
                                                                       1998             1999
                                                                -----------------------------
Cash flows from operating activities
     Net loss                                                   $  (171,555)     $(1,039,801)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                              12,186           33,221
          Minority interest in net income of subsidiary              16,125                0
          Employee compensation paid in common stock                      0          139,338
          Finder's Fee paid in common stock                               0          371,094

     Changes in operating assets and liabilities:
         Accounts receivable                                         16,439          (54,753)
         Other liabilities                                            2,082                0
         Capitalized production costs                               106,903           66,677
         Accounts payable and accrued expenses                       43,768         (110,084)
         Deferred revenues                                          147,698         (157,762)
         Deposits                                                         0           (4,375)
                                                                -----------      ------------
Net cash provided by (used in) operating activities                 173,646         (756,445)
                                                                -----------      ------------
Cash flows from investing activities
     Debt issued to employees                                           450           (5,300)
     Purchase of trade-mark                                               0          (12,000)
     Purchase of computer equipment                                  (1,840)         (35,793)
     Acquisition of business                                              0          185,441
                                                                -----------      ------------
Net cash provided by (used in) investing activities                  (1,390)         132,348
                                                                -----------      ------------
Cash flows from financing activities
     Increase (decrease) in bank overdraft                          (54,462)               0
     Repayment on bank line of credit                                     0       (1,800,000)
     Debt received from (paid to) officers                           17,000                0
     Proceeds (repayment) on note payable                           (15,500)         (94,249)
     Payments for obligations under capital leases                   (6,314)          (5,645)
     Distributions to minority shareholder                           (9,000)               0
     Net proceeds from issue of preferred stock                           0        3,319,500
     Net proceeds from exercise of warrants                               0            1,875
                                                                -----------      ------------
Net cash provided by (used in) financing activities                 (68,276)       1,421,481
                                                                -----------      ------------
Net increase in cash                                                103,980          797,384

Cash, at beginning of the period                                          0           85,086
                                                                -----------      ------------
Cash, at end of period                                          $   103,980      $   882,470
                                                                -----------      ------------
                                                                -----------      ------------

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ORGANIZATION AND BUSINESS

Numex Corporation (the "Company") was incorporated under the laws of the State of Delaware in August 1980.

Effective March 31, 1999, the Company discontinued the manufacture and sales of its only product and ceased operations. On April 12, 1999, Numex acquired all the outstanding capital stock of Jeffrey A. Stern & Associates, Inc.

(JSA), a company incorporated under the laws of the State of California, with the issuance of 3,046,875 shares of Numex's common stock (the JSA Acquisition). JSA is the remaining operating entity after the acquisition (see Note 2), which provides distributing and publishing services to various commercial customers throughout the United States. In addition, JSA is engaged in publishing, circulating and selling advertisements in its own print publications. Following the JSA Acquisition, the Company plans to leverage its expertise and proprietary media vehicles in the Hispanic market by developing an electronic shopping mall for Hispanics. The Company will call the new venture "InternetMercado.com", which will be a bilingual e-commerce web site specializing in retail and service merchandising to the US Hispanic market. The site leverages the Company's expertise in Hispanic marketing, entertainment programming and direct response media to draw and retain loyal customers to a unique and culturally relevant mix of retailers, products, services and education elements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and
Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation.

The unaudited consolidated condensed financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. All of the financial statements were prepared on the accrual basis of accounting. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the audited financial statements of both the Company and JSA, and the footnotes thereto, for the year ended March 31, 1999.

NOTE 2 - MERGER

In April 1999, the Company acquired all of the outstanding common stock of JSA. Listed below are the various events occurring within JSA and Numex in conjunction with this acquisition:

(a) On April 9, 1999, JSA issued 93.464 shares of no par value common stock, to certain employees as compensation. These shares were granted to the employees on January 5, 1999 in connection with the merger.

         Additionally, JSA elected to dissolve and liquidate its subsidiary, JSA Communications LLC, and transfer all of the assets and liabilities to JSA. Pursuant to the transaction, JSA issued 106.09 shares of the common stock to acquire the minority's interest in this subsidiary. JSA accounted for the acquisition using the purchase method of accounting with the assets acquired and liabilities assumed recorded at fair values, and the results of the acquired business will be included in the consolidated financial statements from the closing date of the JSA Acquisition. JSA recorded goodwill of $437,894 representing the excess of the purchase price over the fair value of the assets acquired.

(b) On April 12, 1999, JSA merged with and into a newly found subsidiary of the Company under a plan of reorganization. In conjunction with the merger, the former officers of JSA became officers of the Company. The shareholders of the JSA received 3,046,875 shares of the Company's common stock (or approximately

         26% of the Company's common stock on the effective date of the merger).

         For accounting purposes, this transaction was accounted for as an acquisition of the Company by JSA (reverse acquisition). The shares held by the shareholders of the Company prior to the acquisition have been recognized as if they were issued in connection with the acquisition of the Company by JSA. The Company accounted for the acquisition using the purchase method of accounting with the assets acquired and liabilities assumed recorded at fair values, and the results of the acquired business will be included in the consolidated financial statements from the closing date of the merger. No goodwill was recognized since the purchase price equaled to the fair value of the assets acquired.


NOTE 3 - PRIVATE PLACEMENT

In conjunction of the merger, the Company also completed a private placement of 144,000 shares of 5% Series B Convertible Preferred stock for $25.00 per share on April 12, 1999. These shares are convertible into 2,400,048 shares of common stock. Concurrent with this placement and the above merger, the Company reached an agreement with JSA's lender to amend the line of credit. In accordance with the amendment, the Company paid $1,800,000 to refinance the outstanding balance of $2,739,594 to approximately $939,000.

The Company recorded deemed dividend of $1,728,107 in connection with the private placement. This amount represents the difference between the issue price of the shares of preferred stocks and the market value of the shares of common stocks issuable upon conversion of the shares of preferred stock, assuming that the shares of preferred stock were converted into shares of common stock on the date of the private placement.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS, AND FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-QSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-QSB are qualified in their entirety by this statement.

INTRODUCTION:

On April 12, 1999, Numex Corporation (the "Company") acquired all of the outstanding stock of Jeffrey A. Stern & Associates, Inc. ("JSA"), in exchange for 3,046,875 shares of common stock in the Company (the "JSA Acquisition"). For accounting purposes, the JSA Acquisition is treated as a re-capitalization of JSA with JSA as the acquirer (reverse acquisition). Accordingly, the discussion below provides information solely with respect to the results of operations of JSA. In connection with the JSA Acquisition, JSA acquired the minority interest in JSA Communications, LLC in exchange for 106.09 shares in JSA. JSA Communications LLC was subsequently merged with JSA. This transaction resulted in goodwill of $437,894 being recorded on JSA's books.

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

The Hispanic market is one of the fastest-growing Internet and e-commerce market segments in the US. According to the Tomas Rivera Policy Institute, 30% of US Hispanic households now own computers in 1998, up from 13% in 1994, a number that is growing twice as fast as the national average. Internet users among US Hispanic households increased from 2% to 15% during the same period. The US Hispanic population is also growing rapidly. In 1980, the US Hispanic population (including Puerto Rico) was 14.6 million. This number grew 4.8% to 32.5 million in 1997 and is projected to reach 56.7 million in 2020, and 100.4 million by 2050.

The Company has begun the groundwork for its e-commerce business, which is expected to be launched by the fourth quarter of 1999.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998:

Revenues for the three months ended June 30, 1999 increased by approximately 30% to $1,482,000 from $1,142,000 for the same period last year. This growth was attributed to revenues generated from new advertising and media programs that were introduced during the last fiscal year.

Cost of revenues for the three months ended June 30, 1999 was $1,120,000 compared to $676,000 for the three months ended June 30, 1998. As a percentage of revenues, this cost accounted for 76% and 59% of revenues, respectively. The higher percentage this year was attributed to the lower margin from the recently introduced advertising and media programs, which are still in their promotional stages. The higher cost of revenues for the three months ended June 30, 1999 resulted in a decrease in gross profits to $362,000 compared to $467,000 for the same period last year.

Operating expenses increased $884,000 to $1,434,000 for the three months ended June 30, 1999 from $550,000 for the same period last year. This increase was primarily due to employee compensation in the form of shares of common stock of JSA issued to certain employees of JSA in connection with the JSA Acquisition, increase in salary expenses and finder's, legal and audit fees incurred in respect of the JSA Acquisition. The JSA shares of common stock issued to employees of JSA were subsequently exchanged for shares of common stock of the Company. The aggregate value of the shares was approximately $139,000 on the day the JSA shares were granted to the employees. Salary expenses increased $172,000 between the two periods. The increase was attributed mainly to employment agreements entered with Mr. Jack Salzberg as Non-executive Chairman of the Company and Mr. Jeffrey Stern as President and CEO of the Company, and also an increase in the number of sales personnel and the employment of senior managers for the Company's e-commerce business. Finder's, legal and audit fees incurred for the reverse merger were approximately $564,000.

Interest expense decreased by approximately $40,000 to $22,000 for the three months ended June 30, 1999 from $72,000 for the same period last year. The decrease was a result of the reduction in bank borrowing and the note held by one of the Company's vendors.

Net loss for the three months ended June 30, 1999 was $1,039,000 compared to $172,000 for the same period last year. The increase in net loss of $867,000 was mainly due to the decrease in gross profit and higher operating expenses. The decrease in gross profit was due to lower margin from recently introduced advertising and media programs, which are still in their promotional stage. The increase in operating expenses was attributed mainly to an increase in salary expenses, and expenses related to the JSA Acquisition discussed above.

The Company recorded a deemed dividend on its preferred stock of $1,728,107 during the three months ended June 30, 1999 in connection with the private placement discussed below. This amount represents the difference between the issue price of the shares of preferred stock and the market value of the shares of common stock issuable upon conversion of the shares of preferred stock, assuming that the shares of preferred stock were converted into shares of common stock on the date of the private placement.


LIQUIDITY AND CAPITAL RESOURCES:

In connection with the JSA Acquisition, the Company completed a private placement (the "Private Placement") of 144,000 shares of Series B 5% Convertible Preferred Stock, priced at $25.00 per share. These shares are convertible into 2,400,048 shares of common stock of the Company. The gross proceeds from the Private Placement were $3,600,000. Commissions and out-of-pocket expenses incurred were $302,000. $1,800,000 of the proceeds were used to repay a portion of JSA's outstanding bank line-of-credit of $2,739,594. The remaining balance of the bank line-of-credit of approximately $939,000 was refinanced with a 5-year term loan with interest payments only until June 2002. The rate of interest for the new term loan is LIBOR plus 3%.

The Company's total cash and cash equivalents at June 30, 1999 was $882,470 compared to $103,980 at June 30, 1998.

Net cash used in operating activities during the three months ended June 1999 was $756,000. This was mainly attributed to the net loss incurred for the period as a result of the low margins earned on the Company's new advertising and media programs, reduction in accounts payable by $110,000, a reduction in deferred revenue by $158,000 and an increase in accounts receivable by $55,000. Operating activities provided $174,000 in net cash for the three months ended June 30, 1998, principally through increases in accounts payable, deferred revenues and capitalized production cost.

Net cash provided by investing activities in the three months ended June 30, 1999 was $132,348. For accounting purposes, the JSA Acquisition resulted in net assets of $185,441 being acquired. Cash used in investing activities of approximately $53,000 was primarily for the acquisition of new computer hardware and software, and the purchase of a trademark for the Company's e-commerce business. Net cash used for the three months ended June 30, 1998 was $1,390.

Net cash provided by financing activities during the three months ended June 30, 1999 was approximately $1,421,000. These inflows were primarily the net proceeds of $3,319,000 received from the Private Placement less repayment of $1,800,000 of JSA's outstanding bank line-of-credit of $2,739,594. During the three months ended June 30, 1999, the Company also paid $94,000 towards a note held by one of its vendors, reducing the outstanding balance on that note to approximately $180,000. Cash usage for the three months ended June 30, 1998 was $68,000, which was attributed mainly to a reduction in bank overdraft by $54,000.

The Company's present operations are not expected to generate sufficient cash inflow for its new e-commerce venture and it will have to rely upon external financing sources to meet its cash requirements. Management is currently seeking to raise additional funding in the form of equity or debt, or a combination thereof. However, there is no guarantee that it will raise sufficient capital to execute its business plan. To the extent that the Company is unable to raise sufficient capital, the Company's business plan will be substantially modified and operation curtailed.

YEAR 2000 ISSUES:

The Company is currently addressing Year 2000 issues. Year 2000 issues are the result of computer programs being written using two digits rather than four to define the applicable year associated with the program or an associated computation. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

Management has assessed its information technology hardware and software, including personal computers, application and network software for Year 2000 compliance readiness. Over the last two years, the Company upgraded and purchased various computer hardware and software, all of which are Year 2000 compliant and does not foresee the need of additional purchases in relation to the Year 2000 issues.

Although the Company believes its computer systems are Year 2000 compliant, the most significant internal control risk posed by the Year 2000 issues is the possible failure of the Company's accounting systems. If the accounting systems were to fail, the Company would implement manual accounting processes, which may slow the timeliness of information needed to manage the business. The Company has upgraded its accounting systems. However, there can be no assurance that such action will avoid problems that may arise. The most significant outside control risk is possible problems experienced by the Company's financing institutions that maintained the Company's depository accounts and outstanding debts. The Company is in the process of confirming the state of readiness with these parties.

The Company is in the process of finalizing the development of its contingency plan to address other potential Year 2000 problems and solutions. The plan will be completed within the next 4 months.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

1. ROBEERT BECK V. JSA PUBLISHING, AMERICAN ARBRITRATION ASSOCIATION Case No. 72 143 01418 98

On September 10, 1998, Robert Beck filed an arbitration demand against JSA
         Publishing arising from photographs which were submitted by Beck to JSA Publishing and others that were subsequently lost. In the arbitration, Beck seeks an award for $103,500 plus holding fees in the amount of $34,740, accruing at the weekly rate of $455. An arbitrator has been selected and discovery is being carried out. The Company intends to contest this matter.

2. MAURICE HARMON V. JSA PUBLISHING, ET AL., United States District Court, District of New Jersey Case No. 2:98:cv03513

Plaintiff Maurice Harmon, a professional photographer, has asserted claims against JSA and two of its former employees, wherein Harmon alleges that 60 original photographs which were submitted for possible publication were lost or destroyed. Harmon's complaint asserts claims for breach of contract, breach of implied contract, negligence and fraud. Harmon seeks as compensatory damages, the value of the 60 original photographs, punitive damages, costs and attorney's fees. The Company's motion to transfer the venue to the Central District of California was recently granted by the Court. The Company intends to contest this matter.

ITEM 2. EQUITY SECURITIES ISSUED DURING THE THREE MONTHS ENDED JUNE 30, 1999:

In April 1999, the Company issued 3,046,875 shares of common stock to the shareholders of JSA for the JSA Acquisition.

In April 1999, the Company issued 144,000 shares of Series B convertible preferred stock in a Private Placement at $25.00 per share. These shares are convertible into 2,400,048 shares of common stock in the company, at a conversion ratio of one share of preferred stock into 16.667 shares of common stock.

In April 1999, the Company issued 2,500 shares of common stock in connection with the exercise of warrants @ $0.75 per share.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          None.

ITEM 5.  OTHER INFORMATION

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

None

(b) REPORTS ON FORM 8-K

     A Form 8-K dated April 15, 1999 and filed on April 20, 1999 regarding the dismissal of Stonefield Josephson, Inc. and the appointment of BDO Seidman, LLP as the Company's certifying accountants.

     A Form 8-K dated April 12, 1999 and filed on April 27, 1999 regarding the changes in the control of the Company and the merger of the Company and Jeffery A Stern & Associates, Inc.

     A Form 8-K/A dated April 12, 1999 and filed on June 28,1999 to file the audited March 31, 1999 financial statements of Jeffery A Stern & Associates, Inc, not included with the Form 8-K filed on April 27, 1999.




                                    SIGNATURE


     Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             NUMEX CORPORATION



                             By /s/ Jeffrey A Stern
                                   President & Chief Executive Officer


Dated:  August 12, 1998