Form 10QSB
period 1999-09-30
NUMEX CORP
filed 1999-11-15
CIK 318716

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from _______ to _______ Commission file number 0-7722

                                NUMEX CORPORATION

             (Exact name of registrant as specified in its charter)

                     DELAWARE                               06-1034587
  (State of other jurisdiction of incorporation          (I.R.S. Employer
                 or organization)                      Identification Number)

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

YES   /X/   NO
     ----      ----

Registrant had 17,546,007 shares of Common Stock, $.10 par value per share, outstanding as of November 10, 1999.

Transitional Small Business Disclosure Format: YES       NO  /X/
                                                   ----     ----

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                        NUMEX CORPORATION AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                            March 31      September 30
                                                                              1999*           1999
                                                                           -----------     -----------
Assets

Current assets
   Cash ...............................................................    $    85,086     $    69,050
   Accounts receivable, net of allowance for doubtful
    accounts of $120,480 and $120,480, respectively ...................        422,980         598,889
   Capitalized production costs .......................................        114,828         148,433
   Employee advances ..................................................         21,719          30,687
                                                                           -----------     -----------
Total current assets ..................................................        644,613         847,059

Property and equipment, net of accumulated
   depreciation and amortization of $165, 716 and $188,938, respectively        90,962         127,613

Other assets ..........................................................          8,683          17,557

Goodwill. net of amortization of $43,789 ..............................              0         394,105
                                                                           -----------     -----------
   Total Assets .......................................................    $   744,258     $ 1,386,334
                                                                           ===========     ===========
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities
   Accounts payable and accrued expenses ..............................    $   798,669     $ 1,050,925
   Advances on bank line-of-credit ....................................      1,800,000               0
   Deferred revenues ..................................................        755,897         350,590
   Current portion of capital lease obligations .......................         11,031          11,031
   Current portion of note payable ....................................        236,250         178,903
                                                                           -----------     -----------
Total current liabilities .............................................      3,601,847       1,591,449
                                                                           -----------     -----------
Long-term portion of bank line-of-credit ..............................        939,594         939,594

Note payable, net of current portion ..................................         36,903               0

Capital lease obligations, net of current portion .....................         10,839           1,609
                                                                           -----------     -----------
Total liabilities .....................................................      4,589,183       2,532,652
                                                                           -----------     -----------
Minority interest .....................................................        201,589               0
                                                                           -----------     -----------
Shareholder's deficit
   Preferred stock; $1.00 par value, 10,000,000 shares authorized; ....        144,000
   0 and 144,000 shares issued and outstanding
   Common stock, $0.10 par value, 20,000,000 shares authorized; .......        253,800       1,514,597
    2,538,000 and 15, 145,967 shares issued, and 2,538,000 and and 15,068,458 outstanding
   Treasury stock, at cost, 77,509 shares .............................                         (7,750)
   Additional paid-in-capital .........................................       (252,300)      4,717,133
   Accumulated deficit ................................................     (4,048,014)     (7,514,298)
                                                                           -----------     -----------
Total shareholders deficit ............................................     (4,046,514)     (1,146,318)
                                                                           -----------     -----------
                                                                           $   744,258     $ 1,386,334
                                                                           ===========     ===========


* Derived from JSA's March 31, 1999 audited financial statements

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                        NUMEX CORPORATION AND SUBSIDIARY
                 Consolidated CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                               Three Months Ended                 Six Months Ended
                                                                  September 30                      September 30
                                                              1998             1999            1998              1999
                                                          ------------     ------------     ------------     ------------
Revenues .............................................    $  1,628,490     $  1,325,200     $  2,770,756     $  2,806,997

Cost of revenues .....................................         786,549          836,920        1,462,255        1,956,891
                                                          ------------     ------------     ------------     ------------
Gross profit .........................................         841,941          488,280        1,308,501          850,106

Operating expenses ...................................         436,363        1,152,893          986,081        2,587,130
                                                          ------------     ------------     ------------     ------------
Operating profit (loss) ..............................         405,578         (664,613)         322,420       (1,737,024)
                                                          ------------     ------------     ------------     ------------
Other income (expense)
     Proceeds from bad debts written off in prior year               0                0                0           55,000
     Interest expense ................................         (49,549)         (34,162)        (121,821)         (56,552)
                                                          ------------     ------------     ------------     ------------
Total other expense ..................................         (49,549)         (34,162)        (121,821)          (1,552)
                                                          ------------     ------------     ------------     ------------
Profit (loss) before minority interest ...............         356,029         (698,775)         200,599       (1,738,576)

Minority interest in income of consolidated subsidiary         (62,530)               0          (68,655)               0
                                                          ------------     ------------     ------------     ------------
Net profit (loss) ....................................         303,499         (698,775)         131,944       (1,738,576

Deemed dividend ......................................               0                0                0        1,728,107
                                                          ------------     ------------     ------------     ------------
Net profit (loss) applicable to common stock ......            303,499         (698,775)         131,944       (3,466,683)
                                                          ============     ============     ============     ============
Basic and diluted profit (loss) per common share .....           $0.12           ($0.05)           $0.05           ($0.24)
                                                          ============     ============     ============     ============
Weighted average number of common shares
outstanding used to calculate basic and diluted
earnings (loss) per common share .....................       2,538,000       15,068,508        2,538,000       14,610,512
                                                          ============     ============     ============     ============

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                        NUMEX CORPORATION AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                 For the Six months
                                                                 ended September 30
                                                            ---------------------------
                                                                1998           1999
                                                            -----------     -----------
Cash flows from operating activities
      Net profit (loss) ................................    $   131,944     $(1,738,576)
      Adjustments to reconcile net profit (loss) to net
        cash provided by (used in) operating activities:
           Depreciation and amortization ...............         24,372          69,865
           Minority interest in net income of subsidiary         68,655               0
           Employee compensation paid in common stock ..              0         120,978
           Finder's fee paid in common stock ...........              0         371,094

      Changes in operating assets and liabilities:
           Accounts receivable .........................       (277,874)       (182,801)
           Other liabilities ...........................         14,305               0
           Capitalized production costs ................        200,226         (33,604)
           Accounts payable and accrued expenses .......         86,582         252,256
           Deferred revenues ...........................       (166,911)       (405,307)
           Deposits ....................................              0          (4,436)
                                                            -----------     -----------
Net cash provided by (used in) operating activities ....         81,299      (1,550,531)
                                                            -----------     -----------
Cash flows from investing activities
      Debt issued to employees .........................              0          (8,968)
      Purchase of trade-mark ...........................              0         (12,000)
      Purchase of equipment ............................         (1,840)        (47,873)
      Acquisition of business ..........................              0         185,441
                                                            -----------     -----------
Net cash provided by (used in) investing activities ....         (1,840)        116,600
                                                            -----------     -----------
Cash flows from financing activities
      Decrease in bank overdraft .......................        (54,462)              0
      Repayment on bank line of credit .................              0      (1,800,000)
      Debt received from officers ......................          1,800               0
      Repayment on note payable ........................        (15,500)        (94,250)
      Payments for obligations under capital leases ....        (11,494)         (9,230)
      Distributions to minority shareholder ............        (15,000)              0
      Net proceeds from issue of preferred stock .......              0       3,319,500
      Net proceeds from exercise of warrants ...........              0           1,875
                                                            -----------     -----------
Net cash provided by (used in) financing activities ....        (94,656)      1,417,895
                                                            -----------     -----------
Net decrease in cash ...................................        (15,197)        (16,036)
Cash, at beginning of the period .......................              0          85,086
                                                            -----------     -----------
Cash (overdraft), at end of period .....................    $   (15,197)    $    69,050
                                                            ===========     ===========


     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

Notes to Consolidated Condensed Financial Statements (Unaudited)

ORGANIZATION AND BUSINESS

Numex Corporation (the "Company") was incorporated under the laws of the State of Delaware in August 1980.

Effective March 31, 1999, the Company discontinued the manufacture and sales of its only product and ceased operations. On April 12, 1999, Numex acquired all the outstanding capital stock of Jeffrey A. Stern & Associates, Inc. (JSA), a company incorporated under the laws of the State of California, with the issuance of 3,046,875 shares of Numex's common stock (the JSA Acquisition). JSA is the remaining operating entity after the acquisition (see Note 2), which provides distributing and publishing services to various commercial customers throughout the United States. In addition, JSA is engaged in publishing, circulating and selling advertisements in its own print publications. The Company is currently in the process of attempting to leverage its expertise and proprietary media vehicles in the Hispanic market by developing an electronic shopping mall for Hispanics. The new venture "InternetMercado.com", is a bilingual e-commerce web site specializing in retail and service merchandising to the US Hispanic market. The site leverages the Company's expertise in Hispanic marketing, entertainment programming and direct response media to draw and retain loyal customers to a unique and culturally relevant mix of retailers, products, services and education elements.

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation.

The unaudited consolidated condensed financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. All of the financial statements were prepared on the accrual basis of accounting. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the audited financial statements of both the Company and JSA, and the footnotes thereto, for the year ended March 31, 1999.

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

NOTE 3 - PRIVATE PLACEMENT

         In conjunction of the merger, the Company also completed a private placement of 144,000 shares of 5% Series B Convertible Preferred stock for $25.00 per share on April 12, 1999. These shares are convertible into 2,400,040 shares of common stock. Concurrent with this placement and the above merger, the Company reached an agreement with JSA's lender to amend the line of credit. In accordance with the amendment, the Company paid $1,800,000 to refinance the outstanding balance of $2,739,594 to approximately $939,000.

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


NOTE 4 - SUBSEQUENT EVENTS

To facilitate the management of and the raising of capital for its e-commerce venture, the Company formed a new subsidiary, InternetMercado Commerce Corporation (IMCC), a Delaware corporation, on November 3, 1999.

On November 3, 1999, the Company borrowed $1,500,000 from Bastion Capital Fund LP ("Bastion") pursuant to a three year term loan agreement. In consideration for the loan, Bastion received shares of common stock for 5% ownership of the newly formed subsidiary, IMCC. Bastion also received warrants for 1.0 Million shares of common stock in the Company at an exercise price of $1.00 per share and 2 tranches of five year warrants exercisable into 12.5% and 2.5% ownership of IMCC at aggregate exercise prices of $2.38 million. The broker for the loan received a cash fee of $120,000 shares of common stock for 0.5% ownership of IMCC, warrants for 100,000 shares of common stock in the Company and warrants for shares of common stock exercisable into a 1.5% ownership in IMCC, exercisable in similar form and terms to the warrants issued to Bastion.


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

The Company is currently in the process of attempting to leverage its expertise and proprietary media vehicles in the Hispanic market by developing an electronic shopping mall for Hispanics. The Company's new venture is called "InternetMercado.com", which is a bilingual e-commerce web site specializing in retail and service merchandising to the US Hispanic market. The site leverages the Company's expertise in Hispanic marketing, entertainment programming and direct response media to draw and retain loyal customers to a unique and culturally relevant mix of retailers, products, services and education elements. The Company's ability to achieve its business plan with respect to InternetMercado.com depends to a substantial extent on its ability to obtain financing.

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

The Company began the development of its e-commerce web site venture in May 1999. The web site, www.internetmercado.com, is now partially operational and is expected to be officially launched in January 2000. On November 3, 1999 the Company formed a new subsidiary, InternetMercado Commerce Corporation, a Delaware corporation, to facilitate the management of and the raising of capital for its e-commerce venture.


RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:

While revenues fell in the three months ended September 30, 1999 by $303,000 compared to the same period last year, total revenues for the six months ended September 30, 1999 were marginally higher at $2,807,000 compared to $2,771,000 for the same period last year. The fall in revenues in the three months ended September 30, 1999 was mainly due to lower advertising revenues from one of the Company's publications and no revenues from an exposition held last year but not held this year.

For the three months ended September 30, 1999 and September 30, 1998, cost of revenues was $837,000 and $787,000, respectively. As a percentage of revenues, cost of revenues for these periods accounted for 63% and 48% of revenues, respectively. Cost of revenues for the six months ended September 30, 1999 was $1,957,000 compared to $1,462,000 for the same period last year or 70% and 53% of revenues, respectively. The higher percentages this year were attributed to the development expenses incurred to develop the Company's e-commerce software and web-site and lower margins from recently introduced proprietary advertising and media programs, which are still in their promotional and development stages and have not yet generated significant margins. The cost of revenues for the six months ended September 30, 1999 resulted in a decrease in gross profits to $850,000 compared to $1,309,000 for the same period last year.

Operating expenses for the three months ended September 30, 1999 and September 30, 1998 were $1,153,000 and $436,000, an increase of $717,000. The increase was primarily due to higher salary expenses and expenses incurred to develop the Company's e-commerce business. Operating expenses increased by $1,601,000 to $2,587,000 for the six months ended September 30, 1999 from $986,000 for the same period last year. This increase was primarily due to employee compensation in the form of shares of common stock of JSA issued to certain employees of JSA in connection with the JSA Acquisition, increase in salary expenses, expenses incurred to develop the Company's e-commerce business and finder's, legal and audit fees incurred in respect of the JSA Acquisition and the private placement discussed below. The JSA shares of common stock issued to employees of JSA were subsequently exchanged for shares of common stock of the Company. The aggregate value of the shares was approximately $121,000 on the day the JSA shares were granted to the employees. Salary expenses increased $691,000 between the two six month periods. The increase was attributed mainly to employment agreements entered with Mr. Jack Salzberg as Non-executive Chairman of the Company and Mr. Jeffrey Stern as President and CEO of the Company, employment of personnel for the Company's e-commerce business and also an increase in the number of sales personnel for the Company's distribution and publications business. In August, 1999, pursuant to a settlement agreement, Mr. Salzberg resigned as Non-executive Chairman of the Board and $58,150 of the settlement amount of $114,400 was paid to Mr. Salzberg in August, 1999. The balance is due in November 1999. Finder's, legal and audit fees incurred for the reverse merger and the private placement were approximately $564,000.

Compared to the same periods last year, interest expense decreased by approximately $15,000 and $64,000 for the three months and six months ended September 30, 1999 to $34,000 and $57,000, respectively. Interest expenses were $49,000 and $121,000 for three months and six months ended

September 30, 1998. The reductions were a result of the reduction in bank borrowing and the note held by one of the Company's vendors.

Net loss for the three months and six months ended September 30, 1999 was $699,000 and $1,739,000 compared to a net profits of $303,000 and $132,000 for the same periods last year. As discussed above, the net losses for the current periods were mainly due to lower gross profits and higher operating expenses. The lower gross profits were due to expenses incurred to develop the Company's e-commerce software and web-site and lower margins from recently introduced advertising and media programs, which are still in their promotional and development stages, and have yet to generate significant margins. The higher operating expenses were attributed mainly to an increase in salary expenses, e-commerce venture expenses and expenses related to the JSA Acquisition and the private placement.

The Company recorded a deemed dividend on its preferred stock of $1,728,107 during the six months ended September 30, 1999 in connection with the private placement. This amount represents the difference between the issue price of the shares of preferred stock and the estimated market value of the shares of common stock issuable upon conversion of the shares of preferred stock, assuming that the shares of preferred stock were converted into shares of common stock on the date of the private placement.


LIQUIDITY AND CAPITAL RESOURCES:

In connection with the JSA Acquisition, the Company completed a private placement (the "Private Placement") of 144,000 shares of Series B 5% Convertible Preferred Stock, priced at $25.00 per share. These shares are convertible into 2,400,040 shares of common stock of the Company. The gross proceeds from the Private Placement were $3,600,000. Commissions and out-of-pocket expenses incurred were $281,000. $1,800,000 of the proceeds were used to repay a portion of JSA's outstanding bank line-of-credit of $2,739,594. The remaining balance of the bank line-of-credit of approximately $939,000 was refinanced with a 6-year term loan with interest payments only until June 2002. The term of this loan was revised to 3 years so as to be of the same term as the new $1.5 million term loan discussed below.

On November 2 3, 1999, pursuant to a secured three year loan agreement, the Company borrowed $1,500,000 from Bastion Capital Fund LP ("Bastion"). In consideration for the loan, Bastion received shares of common stock for 5% ownership of the newly formed subsidiary, InternetMercado Commerce Corporation ("IMCC), which was formed primarily for the Company's e-commerce venture. Bastion also receives warrants for 1.0 million shares of common stock in the Company at an exercise price of $1.00 per share and 2 tranches of five year warrants exercisable into 12.5% and 2.5% ownership of IMCC at aggregate exercise prices of $2.38 million. The broker for the loan received a cash fee of $120,000, shares of common stock for 0.5% ownership of IMCC and warrants for 100,000 shares of common stock in the Company and warrants for shares of common stock exercisable into a 1.5% ownership in IMCC, exercisable similar in form and terms to the warrants issued to Bastion.

The Company's total cash and cash equivalents at September 30, 1999 was $69,000 compared to an overdraft of $15,000 at September 30, 1998.

Net cash used in operating activities during the six months ended September 30, 1999 was $1,551,000. This was mainly attributed to the net loss for the period as a result of expenses incurred to develop the Company's e-commerce web site, the low margins earned on the Company's new advertising and media programs and expenses incurred pertaining to the Private Placement and the JSA Acquisition. Other outflows were the increase in the Company's accounts receivable by $183,000 and the reduction in deferred revenues by $405,000. Accounts payable increased by $252,000 during the period. Operating activities provided $81,000 in net cash for the six months ended September 30, 1998, principally through net profit for the period.

Net cash provided by investing activities in the six months ended September 30, 1999 was $117,000. Investment activities included the acquisition of new computer hardware and software and the purchase of a trademark for the e-commerce business. For accounting purposes, the JSA Acquisition resulted in net assets of $185,441 being acquired. Net cash used for the six months ended September 30, 1998 was $1,840.

Net cash provided by financing activities during the six months ended September 30, 1999 was approximately $1,418,000. The inflows were primarily the net proceeds of $3,320,000 received from the Private Placement less repayment of $1,800,000 of JSA's outstanding bank line-of-credit of $2,739,594. During the six months ended September 30, 1999, the Company also paid $94,000 towards a note held by one of its vendors, reducing the outstanding balance on that note to approximately $179,000. Cash usage for financing activities in the six months ended September 30, 1998 was $95,000, which was attributed mainly to a reduction in bank overdraft by $54,000.

The Company's present operations and the new loan are not expected to generate sufficient cash inflow for its new e-commerce venture and it will have to rely upon additional external financing sources to meet its cash requirements. Management is currently seeking to raise additional funding in the form of equity or debt, or a combination thereof. However, there is no guarantee that it will raise sufficient capital to execute its business plan. To the extent that the Company is unable to raise sufficient capital, the Company's business plan will have to be substantially modified and its operation curtailed.

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

Although the Company believes its computer systems are Year 2000 compliant, the most significant internal control risk posed by the Year 2000 issues is the possible failure of the Company's accounting systems. If the accounting systems were to fail, the Company would implement manual accounting processes, which may slow the timeliness of information needed to manage the business. The Company has upgraded its accounting systems. However, there can be no assurance that such action will avoid problems that may arise. The most significant outside control risk is possible problems experienced by the Company's financing institutions that maintained the Company's depository accounts and outstanding debts. These institutions have confirmed that they are in compliance.

The Company is in the process of finalizing the development of its contingency plan to address other potential Year 2000 problems and solutions. The plan will be completed before the year 2000.


                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no new legal proceedings in the three months ended
September 30, 1999. Please refer to the previously filed form 10QSB for the quarter ended June 30, 1999 for details on ongoing legal proceedings.

ITEM 2. EQUITY SECURITIES ISSUED DURING THE SIX MONTHS ENDED SEPTEMBER 30, 1999:

In April 1999, the Company issued 3,046,875 shares of common stock to the shareholders of JSA for the JSA Acquisition.

In April 1999, the Company issued 144,000 shares of Series B convertible preferred stock in a Private Placement at $25.00 per share. These shares are convertible into 2,400,040 shares of common stock in the company, at a conversion ratio of one share of preferred stock into 16.667 shares of common stock.

In April 1999, the Company issued 2,500 shares of common stock in connection with the exercise of warrants @ $0.75 per share.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

        None
(B)     FINANCIAL DATA SCHEDULE

        Exhibit 27

(C)     REPORTS ON FORM 8-K

        No reports were filed during the quarter ended September 30, 1999.

                                    SIGNATURE


     Pursuant to the requirements of Securities Exchange Act of 1934, the Company ha duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NUMEX CORPORATION



                                      By    /s/ Jeffrey A Stern
                                           ----------------------
                                           President & Chief Executive Officer


                                           /s/ Felix Telado
                                           ----------------------
                                           Chief Financial Officer


Dated:  November 11, 1999