Form 10QSB
period 1999-12-31
NUMEX CORP
filed 2000-02-14
CIK 318716

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

YES   /X/   NO

Registrant had 17,946,007 shares of Common Stock, $.10 par value per share, outstanding as of February 14, 2000.

Transitional Small Business Disclosure Format: YES      NO  /X/

                                                 PART I
                                          FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                              NUMEX CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED BALANCE SHEET
                                          (UNAUDITED)


                                                                                    March 31                December 31
                                                                                     1999 *                   1999
                                                                                   -----------           ------------
ASSETS
Current assets
     Cash                                                                          $    85,086           $   190,638
     Accounts receivable, net of allowance for doubtful
       accounts of $120,480 and $120,480, respectively                                 422,980             1,027,227
     Capitalized production costs                                                      114,828                13,109
     Employee advances                                                                  21,719                33,483
                                                                                   -----------           -----------
Total current assets                                                                   644,613             1,264,457

Property and equipment, net of accumulated
     depreciation and amortization of $165, 716 and $199,012, receptively               90,962               135,356

Other assets                                                                             8,683               176,369

Goodwill, net of amortization of $65,684                                                     0               372,210

                                                                                   -----------           -----------
Total Assets                                                                       $   744,258           $ 1,948,392
                                                                                   ===========           ===========

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities
     Accounts payable and accrued expenses                                         $   798,669           $ 1,073,319
     Advances on bank line-of-credit                                                 1,800,000                     0
     Deferred revenues                                                                 755,897               809,675
     Current portion of capital lease obligations                                       11,031                 6,921
     Current portion of note payable                                                   236,250               153,608
                                                                                   -----------           -----------
Total current liabilities                                                            3,601,847             2,043,523
                                                                                   -----------           -----------
Long-term portion of bank line-of-credit                                               939,594               939,594

Note payable, net of current portion                                                    36,903             1,600,000

Capital lease obligations, net of current portion                                       10,839                     0
                                                                                   -----------           -----------

Total liabilities                                                                    4,589,183             4,583,117
                                                                                   -----------           -----------

Minority interest                                                                      201,589              (110,117)
                                                                                   -----------           -----------

Shareholder's deficit
     Preferred stock; $1.00 par value, 10,000,000 shares authorized;                                         144,000
      0 and 144,000 shares issued and outstanding
     Common stock, $0.10 par value, 20,000,000 shares authorized;                      253,800             1,514,597
      2,538,000 and 15,145,967 shares issued, and 2,538,000 and
      and 15,068,458 outstanding
     Treasury stock, at cost, 77,509 shares                                                                   (7,750)
     Additional paid-in-capital                                                       (252,300)            4,717,224
     Accumulated deficit                                                            (4,048,014)           (8,892,679)
                                                                                   -----------           -----------
Total shareholder's deficit                                                         (4,046,514)           (2,524,608)
                                                                                   -----------           -----------
                                                                                   $   744,258           $ 1,948,392
                                                                                   ===========           ===========


   * Derived from JSA's March 31, 1999 audited financial statements

          See accompanying notes to consolidated condensed financial statements.

                               NUMEX CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                         (UNAUDITED)


                                                                       Three Months Ended                  Nine Months Ended
                                                                           December 31                         December 31
                                                                     1998              1999               1998             1999
                                                              -------------------------------------  ------------------------------
Revenues                                                       $ 2,026,002        $ 2,062,176        $ 4,796,758        $ 4,869,136

Cost of revenues                                                 1,293,479          2,598,465          2,755,734          4,555,356
                                                              -------------------------------------  ------------------------------

Gross profit                                                       732,523           (536,289)         2,041,024            313,780

Operating expenses                                                 543,010            888,489          1,529,091          3,475,619
                                                              -------------------------------------  ------------------------------

Operating profit (loss)                                            189,513         (1,424,778)           511,933         (3,161,840)
                                                              -------------------------------------  ------------------------------

Other income (expense)
       Proceeds from bad debts written off in prior year                 0                  0                  0             55,000
       Interest expense                                           (128,113)           (63,284)          (249,934)          (119,836)
                                                              -------------------------------------  ------------------------------

Total other expense                                               (128,113)           (63,284)          (249,934)           (64,836)
                                                              -------------------------------------  ------------------------------

Profit (loss) before minority interest                              61,400         (1,488,062)           261,999         (3,226,675)

Minority interest in income of consolidated subsidiary             (24,462)           110,117            (93,117)           110,117
                                                              -------------------------------------  ------------------------------

Net profit (loss)                                                   36,938         (1,377,945)           168,882         (3,116,558)

Deemed dividend                                                          0                  0                  0          1,728,107
                                                              -------------------------------------  ------------------------------

Net loss to applicable to common stock                              36,938         (1,377,945)           168,882         (4,844,665)
                                                              -------------------------------------  ------------------------------
                                                              -------------------------------------  ------------------------------


Basic and diluted profit (loss) per common share                     $0.01            ($0.09)                $0.07           ($0.32)
                                                              -------------------------------------  ------------------------------
                                                              -------------------------------------  ------------------------------
Weighted average number of common shares
outstanding used to calculate basic and diluted
loss per common share                                            2,538,000        15,068,508             2,538,000       15,068,508
                                                              -------------------------------------  ------------------------------
                                                              -------------------------------------  ------------------------------



          See accompanying notes to consolidated condensed financial statements.

                                     NUMEX CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                                (UNAUDITED)


                                                                              For the Nine months
                                                                              ended December 31,
                                                                     ---------------------------------
                                                                          1998               1999
                                                                     ---------------------------------
Cash flows from operating activities
         Net profit (loss)                                            $   168,882        $(3,116,558)
         Adjustments to reconcile net profit (loss) to net cash
           provided by (used in) operating activities:
                 Depreciation and amortization                             24,372            101,866
                 Minority interest in net income of subsidiary             93,117           (110,117)
                 Employee compensation paid in common stock                     0            121,074
                 Finder's fee paid in common stock                              0            371,094

         Changes in operating assets and liabilities:
                 Accounts receivable                                     (128,294)          (610,174)
                 Other liabilities                                         19,236                  0
                 Capitalized production costs                             217,820            101,720
                 Accounts payable and accrued expenses                    391,764            274,650
                 Deferred revenues                                       (336,851)            53,778
                 Deposits                                                       0            (44,645)
                                                                     ---------------------------------

Net cash provided by (used in) operating activities                       450,046         (2,857,312)
                                                                     ---------------------------------

Cash flows from investing activities
         Debt issued to employees                                               0            (11,767)
         Purchase of trade-mark                                                 0            (12,245)
         Purchase of equipment                                             (8,235)           (65,445)
         Acquisition of business                                                0            185,441
                                                                     ---------------------------------

Net cash provided by (used in) investing activities                        (8,235)            95,984
                                                                     ---------------------------------

Cash flows from financing activities
         Decrease in bank overdraft                                       (54,462)                 0
         Repayment on bank line of credit                                       0         (1,800,000)
         Debt received from officers                                       33,000            100,000
         Repayment on note payable                                        (20,500)          (119,546)
         Payments for obligations under capital leases                    (11,827)           (14,949)
         Distributions to minority shareholder                           (232,000)                 0
         Proceeds from note payable                                             0          1,380,000
         Net proceeds from issue of preferred stock                             0          3,319,500
         Net proceeds from exercise of warrants                                 0              1,875
                                                                     ---------------------------------

Net cash provided by (used in) financing activities                      (285,789)         2,866,880
                                                                     ---------------------------------

Net decrease in cash                                                      156,022            105,552

Cash, at beginning of the period                                                0             85,086
                                                                     ---------------------------------

Cash, at end of period                                                $   156,022        $   190,638
                                                                     ---------------------------------
                                                                     ---------------------------------




          See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ORGANIZATION AND BUSINESS

Numex Corporation (the "Company") was incorporated under the laws of the State of Delaware in August 1980.

Effective March 31, 1999, the Company discontinued the manufacture and sales of its only product, Therapy Plus Massager and ceased operations. On April 12, 1999, Numex acquired all the outstanding capital stock of Jeffrey A. Stern & Associates, Inc. (JSA), a company incorporated under the laws of the State of California, with the issuance of 3,046,875 shares of Numex's common stock (the JSA Acquisition). JSA is the remaining operating entity after the acquisition (see Note 2), which provides distributing and publishing services to various commercial customers throughout the United States. In addition, JSA is engaged in publishing, circulating and selling advertisements in its own print publications. The Company is currently in the process of attempting to leverage its expertise and proprietary media vehicles in the Hispanic market with the launch of an electronic shopping mall for Hispanics. The new venture "www.InternetMercado.com", is a bilingual e-commerce web site specializing in retail and service merchandising to the US Hispanic market. The site leverages the Company's expertise in Hispanic marketing, entertainment programming and direct response media to draw and retain loyal customers to a unique and culturally relevant mix of retailers, products, services and education elements. So as to facilitate the management of and the raising of capital for the e-commerce venture, a new subsidiary, InternetMercado Commerce Corporation was formed on November 3, 1999.

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and
Article 10 of Regulation S-X. All significant inter-company accounts and transactions have been eliminated in consolidation.

The unaudited consolidated condensed financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. All of the financial statements were prepared on the accrual basis of accounting. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the audited financial statements of both the Company and JSA, and the footnotes thereto, for the year ended March 31, 1999.

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

The Company recorded a deemed dividend of $1,728,107 in connection with the private placement. This amount represents the difference between the issue price of the share of preferred stocks and the market value of the shares of common stock issuable upon conversion of the shares of preferred stock, assuming that the shares of preferred stock were converted into shares of common stock on the date of the private placement.

NOTE 4 - NEW SUBSIDIARY

To facilitate the management of and the raising of capital for its e-commerce venture, a subsidiary, InternetMercado Commerce Corporation (IMCC), a Delaware corporation, was formed on November 3, 1999.

NOTE 5 - $1.5 MILLION THREE-YEAR TERM LOAN

On November 3, 1999, the Company borrowed $1,500,000 from Bastion Capital Fund LP ("Bastion") pursuant to a three year term loan agreement. In consideration for the loan, Bastion received shares of common stock for 5%, fully diluted, ownership of the newly formed subsidiary, IMCC. Bastion also received warrants for 1.0 Million shares of common stock in the Company at an exercise price of $1.00 per share and 2 tranches of five year warrants exercisable into 12.5% and 2.5%, fully diluted, ownership of IMCC at an aggregate exercise prices of $2.38 million. The broker for the loan received a cash fee of $120,000 and shares of common stock for 0.5%, fully diluted, ownership of IMCC, warrants for 100,000 shares of common stock in the Company and warrants for shares of common stock exercisable into a 1.5%, fully diluted, ownership in IMCC, exercisable in similar form and terms to the warrants issued to Bastion.

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

The Hispanic market is one of the fastest-growing internet and e-commerce segments. Forrester Research estimates that by the end of 2000, approximately 43% of U.S. Hispanic households will own computers. International Data Corporation estimates that the number of Spanish-speaking Internet users outside the U.S. will increase from approximately 8.3 million in 1999 to 20.6 million in 2002, and Jupiter Communications estimates that the percentage of Latin Americans outside Brazil using the Internet will increase from approximately 1.0% in 1999 to 4.7% in 2003, representing a compound annual growth rate of approximately 50%, compared to an estimated rate of approximately 12% in the United States for the same period. The Selig Center for Economic Growth estimates US Hispanic spending was $383 billion in 1999, with growth at an annual rate of 7.5%, compared to 4.9% for the rest of the U.S. Population. The Nazca Saatchi and Saatchi Latin American Internet Use Study reported that Hispanic cybershoppers now spend an average of $547 online per year and purchase at least six times on the internet.

The Company began the development of its e-commerce web site venture in May 1999. The web site, www.internetmercado.com, was launched in January 2000. On November 3, 1999 the Company formed a new subsidiary, InternetMercado Commerce Corporation to facilitate the management of and the raising of capital for its e-commerce venture.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998:

Revenues for the three months ended December 31, 1999 were $2,062,000 which was marginally higher than $2,026,000 for the same period in the prior year. Year-to-date revenues were $4,869,000 and $4,797,000 for the nine months ended December 31, 1999 and 1998, respectively.

For the three months ended December 31, 1999 and December 31, 1998, cost of revenues was $2,598,000 and $1,293,000, respectively, with a gross loss of $536,000 for the three months ended December 31, 1999, as opposed to, a gross profit of $733,000 for the same period last year. As a percentage of revenues, cost of revenues for these periods accounted for 126% and 64% of revenues, respectively. Cost of revenues for the nine months ended December 31, 1999 was $4,555,000 compared to $2,756,000 for the same period last year or 94% and 57% of revenues, respectively. The higher percentages this year were attributed to the development expenses incurred to develop the Company's e-commerce software and web-site and the low margins from proprietary advertising and media programs introduced last year, which are still in their promotional and development stages. The cost of revenues for the nine months ended December 31, 1999 resulted in a decrease in gross profit to $314,000 compared to $2,041,000 for the same period last year.

Operating expenses for the three months ended December 31, 1999 and December 31, 1998 were $888,000 and $543,000, respectively, an increase of $345,000.
The increase was primarily due to higher salary expenses and expenses incurred to develop the Company's e-commerce business. Operating expenses increased by $1,947,000 to $3,476,000 for the nine months ended December 31, 1999 from $1,529,000 for the same period last year. This increase was primarily due to employee compensation in the form of shares of common stock of JSA issued to certain employees of JSA in connection with the JSA Acquisition, increase in salary expenses, expenses incurred to develop the Company's e-commerce business and finder's, legal and audit fees incurred in respect of the JSA Acquisition and the private placement discussed below. The shares of common stock of JSA issued to employees of JSA were subsequently exchanged for shares of common stock of the Company. The aggregate value of the shares was approximately $121,000 on the day the JSA shares were granted to the employees. Salary expenses increased approximately $1,170,000 between the two nine month periods. The increase was attributed mainly to employment agreements entered with Mr. Jack Salzberg as Non-executive Chairman of the Company and Mr. Jeffrey Stern as President and CEO of the Company, employment of personnel for the Company's e-commerce business and also an increase in the number of sales personnel for the Company's distribution and publications business. In August, 1999, pursuant to a settlement agreement, Mr. Salzberg resigned as Non-executive Chairman of the Board and a settlement amount of $114,400 was paid to Mr. Salzberg. Finder's, legal and audit fees incurred for the reverse merger and the private placement were approximately $564,000. The Company also incurred approximately $50,000 in legal expenses and amortized finder's fee on the $1.5 million loan from Bastion Capital Fund LLP.

Although the Company incurred interest on the $1.5 million loan from Bastion Capital Fund LLP which was drawn down on November 3, 1999, total interest expense for the nine months ended December 31, 1999 was $120,000 compared to $250,000 for the same period last year. The lower interest this year compared to last year was principally a result of the repayment of $1.8 million in bank borrowing in April 1999 and the repayments on the note held by one of the Company's vendors, which had an outstanding balance of $153,000 on December 31, 1999 compared to $273,000 at the beginning of the year.

Net losses for the three months and nine months ended December 31, 1999 were $1,378,000 and $3,117,000 compared to net profits of $37,000 and $169,000 for the same periods last year. The net losses for the current periods were mainly due to lower gross profits and higher operating expenses. The lower gross profits were due to expenses incurred to develop the Company's e-commerce software and web-site and lower margins from recently introduced advertising and media programs, which are still in their promotional and development stages. The higher operating expenses were attributed mainly to an increase in salary expenses, e-commerce venture expenses and expenses related to the JSA Acquisition, the private placement and the new $1.5 million loan.

The Company recorded a deemed dividend on its preferred stock of $1,728,107 during the nine months ended December 31, 1999 in connection with the private placement. This amount represents the difference between the issue price of the shares of preferred stock and the market value of the shares of common stock issuable upon conversion of the shares of preferred stock, assuming that the shares of preferred stock were converted into shares of common stock on the date of the private placement.

LIQUIDITY AND CAPITAL RESOURCES:

In connection with the JSA Acquisition, the Company completed a private placement (the "Private Placement") of 144,000 shares of Series B 5% Convertible Preferred Stock, priced at $25.00 per share. These shares are convertible into 2,400,040 shares of common stock of the Company. The gross proceeds from the Private Placement were $3,600,000. Commissions and out-of-pocket expenses incurred were $281,000. $1,800,000 of the proceeds was used to repay a portion of JSA's outstanding bank line-of-credit of $2,739,594. The remaining balance of the bank line-of-credit of approximately $939,000 was refinanced with a 6-year term loan with interest payments only until June 2002. The term of this loan was revised to three years so as to be of the same term as the new $1.5 million term loan discussed below.

On November 3, 1999, pursuant to a secured three-year loan agreement, the Company borrowed $1,500,000 from Bastion Capital Fund LP ("Bastion"). In consideration for the loan, Bastion received shares of common stock for 5% ownership, on a fully diluted basis (i.e. after the exercise of warrants granted in connection with the loan), of the newly formed subsidiary, InternetMercado Commerce Corporation ("IMCC), which was formed primarily for the Company's e-commerce venture. Bastion also received warrants for 1.0 million shares of common stock in the Company at an exercise price of $1.00 per share and 2 tranches of five-year warrants exercisable into 12.5% and 2.5% ownership, fully diluted, of IMCC at aggregate exercise prices of $2.38 million. The broker for the loan received a cash fee of $120,000, shares of common stock for 0.5% ownership, fully diluted, of IMCC and warrants for 100,000 shares of common stock in the Company and warrants for shares of common stock exercisable into a 1.5% ownership, fully diluted, in IMCC, exercisable similar in form and terms to the warrants issued to Bastion.

The Company's total cash and cash equivalents at December 31, 1999 were $191,000 compared to $156,000 at December 31, 1998.

Net cash used in operating activities during the nine months ended December 31, 1999 was $2,977,000. This was mainly attributed to the net loss for the period as a result of expenses incurred to develop the Company's e-commerce web site, the low margins earned on the Company's new advertising and media programs and expenses incurred pertaining to the raising of capital and the JSA Acquisition. Other outflows were the increase in the Company's account receivable by $610,000 and the reduction in deferred revenues by $53,000. Inflows during the period included the increase Accounts payable by $274,000 and a reduction in Capitalized Production Costs by $101,000. Operating activities provided $450,000 in net cash for the nine months ended December 31, 1998.

Net cash provided by investing activities in the nine months ended December 31, 1999 was $95,000. Investment activities included the acquisition of new computer hardware and software and the purchase of an URL for the e-commerce business. For accounting purposes, the JSA Acquisition resulted in net assets of $185,441 being acquired. Net cash used for the nine months ended December 31, 1998 was $8,235.

Net cash provided by financing activities during the nine months ended December 31, 1999 was approximately $2,987,000. The inflows were primarily the net proceeds of $1,380,000 from the $1.5 million three-year loan raised in November 1999 and the net proceeds of $3,320,000 received from the Private Placement less repayment of $1,800,000 of JSA's outstanding bank line-of-credit of $2,739,594. During the nine months ended December 31, 1999, the Company also paid $120,000 towards a note held by one of its vendors, reducing the outstanding balance on that note to approximately $154,000. Cash usage for financing activities in the nine months ended December 31, 1998 was $286,000, which was attributed mainly to a reduction in bank overdraft by $54,000 and distribution of $252,000.

The Company has announced that it has raised $3.0 million for the IMCC subsidiary from an investor group led by The Trust Company Of The West. The present operations and new capital of the Company and its subsidiaries are not expected to generate sufficient cash inflow for its new e-commerce venture and the Company will have to rely upon additional external financing sources to meet its cash requirements. Management will continue to seek additional funding in the form of equity or debt, or a combination thereof to meet its cash requirements. However, there is no guarantee that it will raise sufficient capital to execute its business plan. To the extent that the Company is unable to raise sufficient capital, the Company's business plan will have to be substantially modified and its operation curtailed.

YEAR 2000 ISSUES:

The Company did not experience any problems either directly or indirectly related to the Year 2000 issues.

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

Although the Company believes its computer systems are Year 2000 compliant, the most significant internal control risk posed by the Year 2000 issues is the possible failure of the Company's accounting systems. If the accounting systems were to fail, the Company would implement manual accounting processes, which may slow the timeliness of information needed to manage the business. The Company has upgraded its accounting systems. The most significant outside control risk is possible problems experienced by the Company's financing institutions that maintained the Company's depository accounts and outstanding debts. These institutions have confirmed that they are in compliance. Although the Company had not experienced any Year 2000 problems, there can be no assurance that it will not encounter such problems in the future.


                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no new legal proceedings in the three months ended December 31, 1999. Please refer to the previously filed form 10QSB for the quarter ended September 30, 1999 for details on ongoing legal proceedings.

ITEM 2. EQUITY SECURITIES ISSUED DURING THE NINE MONTHS ENDED DECEMBER 31,
1999:

In April 1999, the Company issued 3,046,875 shares of common stock to the shareholders of JSA for the JSA Acquisition.

In April 1999, the Company issued 144,000 shares of Series B convertible preferred stock in a Private Placement at $25.00 per share. These shares are convertible into 2,400,040 shares of common stock in the company, at a conversion ratio of one share of preferred stock into 16.667 shares of common stock. On November 8, 1999 the Securities Exchange Commission declared effective the Company's Registration Statement on Form SB-2 covering the shares of common stock issuable upon conversion of the Series B convertible preferred stock.

In April 1999, the Company issued 2,500 shares of common stock in connection with the exercise of warrants @ $0.75 per share.

In November 1999, the Company issued warrants for 1,000,000 shares of common stock exercisable at $1.00 per share to Bastion Capital Fund LP as part of the consideration for the $1.5 million three year term loan to the Company.

In November 1999, the Company issued warrants for 100,000 shares of common stock exercisable at $1.00 per share to EBI Securities as part of the fees for arranging the $1.5 million three year term loan to the Company.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS

        None

(B)     FINANCIAL DATA SCHEDULE

        Exhibit 27

(C)     REPORTS ON FORM 8-K

        No reports were filed during the quarter ended December 31, 1999.

                                    SIGNATURE

     Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NUMEX CORPORATION

                                      By  /s/ Jeffrey A Stern
                                          -------------------
                                          President & Chief Executive Officer

                                          /s/ Felix Telado
                                          ----------------
                                          Chief Financial Officer

Dated:  February 14, 2000