Form 10KSB40
period 2000-03-31
NUMEX CORP
filed 2000-07-14
CIK 318716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (MARK ONE)

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NUMBER 0-7722

                                NUMEX CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                  06-1034587
    (State of other jurisdiction         (I.R.S. Employer Identification Number)
  of incorporation or organization)

        2329 SOUTH PURDUE AVENUE
        LOS ANGELES, CALIFORNIA                            90064
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

Yes  X  No
    ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     Revenues for the fiscal year ended March 31, 2000 were $6,082,320.

     The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2000 amounted to approximately $9,529,734.

     Registrant had 16,542,636 shares of Common Stock, $.10 par value per share, and 104,900 shares of Series B Convertible Preferred Stock, $1.00 par value per share, outstanding as of June 30, 2000.

     Documents Incorporated by Reference (to the extent indicated herein): Part III--Portions of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission, are incorporated by reference to the extent stated here.

     Transitional Small Business Disclosure Format:   Yes / /  No /X/

                                     PART I.
                                    BUSINESS

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Pursuant to certain Agreement and Plan of Merger dated as of April 12, 1999 (the "Merger Agreement") between Numex Corporation (the "Company") and JSA Acquisition Corporation, a wholly owned subsidiary of the Company, on the one hand; and Jeffrey A. Stern & Associates, Inc. ("JSA") and the shareholders of JSA (the "JSA Shareholders"), on the other hand, the Company acquired all of the outstanding capital stock of JSA (the "Closing"), in consideration of the issuance to the JSA shareholders of an aggregate of 3,046,875 shares of the Company's Common Stock, of which Jeffrey A. Stern ("Stern") received 2,540,006 shares. The acquisition of JSA is referred to herein as the "JSA Acquisition." In connection with the Closing, the Company completed a private placement (the "Private Placement") of 132,000 shares of Series B Convertible Preferred Stock of the Company which is convertible into an aggregate of 2,200,040 shares of the Company's Common Stock at any time. At the Closing, the Company also issued (a) 12,000 of Series B Convertible Preferred Stock of the Company (convertible into 200,004 shares of Common Stock) to MCG Credit Corporation in connection with the restructuring of the existing bank debt of JSA and (b) 156,250 shares of Common Stock as a finder's fee for the acquisition of JSA.

Immediately prior to the JSA Acquisition, the Company was not engaged in active business operations except for the disposal of a small amount of inventory. JSA, which provides distributing and publishing services to various commercial customers throughout the United States, is the remaining operating entity after the JSA Acquisition. JSA is also engaged in publishing, circulating and selling advertisements in its own print publications.

Following the JSA Acquisition, the Company started the development of an e-commerce web-site, with the intention of leveraging its existing expertise in the Hispanic print market on to the Internet. In the process of developing the e-commerce web-site, the Company realized that its principal strength is as an intermediary, helping other Internet companies reach the Hispanic market. In view of this, the Company is now attempting to provide business-to-business solutions that provide marketers with scalable customer acquisition solutions in the US Hispanic Market. The company acts as an intermediary by planning and implementing integrated media campaigns and interactive marketing solutions that target on-line and off-line Hispanic consumers on a turnkey basis. So as to facilitate the management of and the raising of capital for the on-line interactive marketing venture, the Company formed InternetMercado Commerce Corporation ("IMCC") on November 3, 1999. IMCC had, as of March 31, 2000, raised $2.5 Million in equity financing.

INDUSTRY BACKGROUND

THE INTERNET
The Internet has developed into a significant global mass medium that allows millions of people worldwide to find information, interact with others, and conduct business electronically. International Data Corporation, or IDC, estimates that the number of Internet users worldwide will grow from approximately 97 million at the end of 1998 to approximately 320 million by the end of 2002.

                Worldwide Internet Usage and E-commerce Spending



                                                    1998           2002 (PROJECTED)
                                                    ----           ----------------
  Worldwide Internet Users                       97,000,000          320,000,000
  Worldwide Spanish-speaking Internet Users      15,200,000          50,100,000
  Consumer E-commerce Spending                   $11.3 billion       $93.7 billion
  E-commerce/User                                $116                $293

    Source:  International Data Corp.

US shoppers will likely spend over $61 billion (US$) on-line this year, according to a report by the

Boston Consulting Group.  The data also indicate that the business-to-consumer
(B2C) e-commerce market will grow 85 percent in 2000.

On-line automotive sales skyrocketed in 1999, growing 2300 percent over 1998 sales. Other categories growing at exponential rates included health and beauty at 780 percent and toys at 440 percent. Total B2C on-line sales grew 120 percent last year to $33.1 billion -- or 1.4 percent of all US retail sales -- while businesses spent an additional $13.1 billion on-line. Travel, computer hardware and software, financial brokerage, and collectible categories remained strong last year, claiming 70 percent of the e-commerce market. This same type of growth is expected in the US Hispanic market in the next few years.

ADVERTISING AND DIRECT MARKETING
The Internet has also emerged as an attractive new medium for advertisers. Forrester Research projects Internet advertising expenditures in the U.S. to increase from $2.8 billion in 1999 to $22.2 billion in 2004. Forrester estimates that direct marketing will account for 53% of total on-line advertising expenditures in the U.S. in 2004, up from 15% in 1999. The growth in the use of the Internet is also providing businesses with a platform to conduct electronic commerce. According to IDC, consumer transactions on the Internet are expected to increase from $20 billion in 1999 to approximately $184 billion in 2004.

Goldman Sachs reports that the "dot-coms" are spending about 16% of their annualized revenues on advertising. This is at or near the top of all industries. While this portion of revenues is unlikely to be sustained, the maintenance level of advertising capital expenditures would likely be 25% below current levels or 12% of revenues. However, with revenue growth of "only" 35%, this level could be reached without reducing advertising expenditures. In fact, higher dot-com revenue growth will likely lead to increase absolute ad spending. Specifically, the Hispanic and Latin American Internet categories are likely to experience tremendous growth, since business models are moving much faster and it is still early in the game.

ON-LINE AND OFF-LINE DIRECT MARKETING
Businesses operating in the electronic commerce marketplace engage in various forms of on-line and off-line direct marketing to generate sales of products or services. Direct marketing is advertising that is intended to generate a specific response or action from a targeted group of consumers. According to the Direct Marketing Association, 1998 direct-marketing advertising commitments totaled $163 billion in the United States. On-line direct marketing can take the form of email or Web-based promotional offers. On-line direct marketing is particularly attractive because advertisers can use tools that are not as readily available in traditional media, such as measurement of "click-through" rates and one-click response to email offers.

The Company proposes to bring these types of accountability tools from the Web into the off-line world by creating integrated-marketing solutions for companies, especially those focusing on on-line US Hispanics.

HISPANICS AND THE INTERNET
As the fastest-growing population segment in the United States, Hispanics outrank all other segments in virtually every category of increase in consumption and spending. Computer ownership and Internet access are no exception. Forrester Research, a leading Internet research firm, reports that 36% of Hispanics are currently on-line, with 43% projected in the year 2000. In addition, Forrester reports that Hispanic-Americans are 9% more likely than Caucasians to be on-line. According to the Tomas Rivera Policy Institute, as of mid-1999, 30% of US Hispanic households own computers, up from 13% in 1994, a number that is growing at twice the national average.

It is estimated that 15 million Spanish-speakers are on-line throughout the world, including 5 million Hispanics in the US and an additional 300,000 users in Puerto Rico. Based on numbers from both IDC and Forrester Research, it can be extrapolated that by 2002, there will be approximately 16 million US Hispanics on-line, spending $4.6 billion on consumer e-commerce. Cheskin also reports that of those US Hispanics that are on-line, 43% have made a purchase.

                 Hispanic Internet Usage and E-commerce Spending


                                                    1998                2002 (PROJECTED)
                                                    ----                ----------------
  US Hispanic Internet Users                      4,800,000               16,000,000**
  % of Total Internet Users                       5%                      5%
  Projected Hispanic E-commerce Spending          $556,800,000            $4.7 Billion
  **Extrapolated based on growth at the same rate as the total market

  Source:  International Data Corp.

THE CURRENT BUSINESS

The Company provides directing marketing services targeting the US Hispanic community. The Company's clients include national and regional advertisers who are focused on the Hispanic market. The Company's programs are built around its proprietary door-to-door distribution program, La Bolsita, and its publications Mundo Deportivo and InternetMercado Magazine. La Bolsita (translation: the little bag) reaches close to three million Hispanic households across the US, as determined by a sophisticated analysis of census tract data. This distribution program provides opportunities for marketers to distribute coupons, retail inserts and product samples on a door-to-door basis. Mundo Deportivo is a monthly sports magazine targeting Hispanic men. InternetMercado Magazine is a bilingual magazine focusing on computers and the Internet. Although this business has grown over the years, it has been operating at a loss because of the high startup and promotional cost involved in developing each of these programs.

The Company also creates and publishes value-added custom publishing programs for major marketers. Each program focuses on retention marketing and is designed to help build customer loyalty. Since 1990, the Company has successfully focused on the areas of technology, entertainment, healthcare and retail. It has demonstrated an ability to grow with its clients as well as develop new products and clients.

INTERNETMERCADO COMMERCE CORPORATION ("IMCC"):
The business objective of IMCC is to sell business-to-business solutions that provide marketers with scalable customer acquisition solutions in the US Hispanic Market. IMCC will serve as US Hispanic Market intermediary by planning and implementing integrated media campaigns and interactive marketing solutions that target on-line and off-line Hispanic consumers on a turnkey basis.

Its target customers are fast-moving Internet companies/marketers who want to scale quickly and use their resources efficiently by building their brands, mining their databases and maximizing their US Hispanic marketing effectiveness.

Management believes that IMCC has an opportunity to capitalize on the Company's media presence in the Hispanic market to leverage its marketing solutions for its Internet based clients.

The business model of IMCC is relatively unproven. Successful implementation of the business plan for IMCC will depend on a number of factors, including the Company's ability to obtain financing in the form of debt, equity or a combination thereof. To the extent that the Company is unable to obtain sufficient funds, all or part of the Company's strategy in building the new business will be curtailed or modified. The Company is actively seeking such financing. To date, however, the Company has not received any binding commitments for financing, and no assurance can be given that such financing will be obtained on reasonable terms, or at all. Additionally, as with most start-up operations, successful implementation will depend on client acceptance of the IMCC business model and execution of the business plan. The Company's management will monitor on a continuing basis the IMCC business to determine its viability in view of the resources available and market acceptance of its services.

COMPETITION

The Company's competitors include Radio and TV stations, direct marketers, magazine publishers, internet companies and advertising agencies.

The Company's ability to compete depends upon many factors, including: timing and market acceptance of new products and services developed either by the Company or its competitors; the Company's ability to demonstrate the effectiveness of its service to advertisers; the Company's ability to increase the number of members who participate in its on-line and off-line programs; the Company's ability to increase the depth of information in its database regarding its members by capturing demographic, behavioral and transactional data; the Company's ability to increase awareness of its brand; the capacity of the Company's technology and human infrastructure to meet the needs of its members, advertisers and partners; and the Company's ability to raise additional funding to fund the implementation of its business plan.

Furthermore, the existing competitors may have significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the competitors will not offer Internet products and services that are superior to the Company's or that achieve greater market acceptance. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on the Company's business.

EMPLOYEES

At June 30, 2000, the Company had 28 employees.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases approximately 10,000 square feet of space in Los Angeles, California pursuant to a lease which expires January 31, 2007. The Company also maintains offices in San Francisco and New York. The leases expire May 31, 2003 and June 30, 2000, respectively.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's Security holders during the fourth quarter of the fiscal year ended March 31, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's stock is traded in the over the counter market. The closing bid price on June 30, 2000 was $0.719. The following table sets forth the closing high ask and low bid quotations for each of the fiscal quarters for the years ending March 31, 1999 and March 31, 2000.



FISCAL YEAR ENDED                                        HIGH           LOW
--------------------------------------------            -----          -----
MARCH 31, 1999
First Quarter     ..........................            1.375          1.125
Second Quarter    ..........................            1.000           .625
Third Quarter     ..........................             .625           .375
Fourth Quarter    ..........................            2.813           .400

MARCH 31, 2000
First Quarter     ..........................            1.750          1.375
Second Quarter    ..........................            1.313          1.125
Third Quarter     ..........................            1.438          1.094
Fourth Quarter    ..........................            3.010          1.000


The above quotations represent prices between dealers and do not include retail markup, markdown or commission, and do not represent actual transactions.

As of June 30, 2000 there were 16,336,800 shares of the Company's Common Stock outstanding and approximately 235 shareholders of record of Company's Common Stock. This number does not reflect individual participants in security position listings held in "street name" accounts which is approximately 1,000 shareholders.

The Company has not paid any cash or stock dividends on its common stock since its incorporation and anticipates that, for the foreseeable future, any earnings will be retained for use in the Company's business.

RECENT SALES OF UNREGISTERED SECURITIES

The following is information for all securities that the Company has sold during fiscal year 2000 without registering the securities under the Securities Act:

On April 12, 1999, the Company issued an aggregate of 3,046,875 shares of common stock to the JSA Shareholders in connection with the JSA Acquisition.

On April 12, 1999, the Company issued an aggregate of 144,000 shares of Series B Convertible Preferred Stock to 35 investors for an aggregate purchase price of $3,600,000. These Preferred Stock are convertible into 2,400,040 shares of Common Stock. On November 8, 1999 the Securities Exchange Commission declared effective the Company's Registration Statement on Form SB-2 covering the shares of common stock issuable upon conversion of the Series B convertible preferred stock.

On April 12, 1999, the Company issued an aggregate of 156,250 shares of common stock to the placement agent of the Private Placement and its employee in connection with the Private Placement. On November 8, 1999 the Securities Exchange Commission declared effective the Company's Registration Statement on Form SB-2 covering these shares of common stock.

On October 6, 1999, the Company sold 250,000 shares to Glenn Golenberg, a director of the Company for an aggregate purchase price of $187,500. Mr. Golenberg had paid $100,000 for the shares. The balance of $87,500 is due on October 6, 2001 and accrues interest of 6% per annum.

Each of the foregoing transactions were exempt from the registration provisions of the Securities Act of 1993, as amended, pursuant to section 4(2) thereof for issuance of securities not involving any public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-KSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, the company's ability to raise financing to fund its businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-KSB are qualified in their entirety by this statement.

OVERVIEW:

On April 12, 1999, Numex Corporation (the "Company") acquired all of the outstanding stock of Jeffrey A. Stern & Associates, Inc. ("JSA"), in exchange for 3,046,875 shares of common stock in the Company (the "JSA Acquisition"). For accounting purposes, the JSA Acquisition is treated as a re-capitalization of JSA with JSA as the acquirer (reverse acquisition). Accordingly, the discussion below provides information solely with respect to the results of operations of JSA. In connection with the JSA Acquisition, JSA acquired the minority interest in JSA Communications, LLC in exchange for 106.09 shares in JSA. JSA Communications LLC was subsequently merged with JSA. This transaction resulted in goodwill of $437,893 being recorded on JSA's books.

JSA, which provides distributing and publishing services to various commercial customers throughout the United States, is the remaining operating entity after the merger. JSA is also engaged in publishing, circulating and selling advertisements in its own print publications. Following the JSA Acquisition, the company also started the development of an e-commerce web-site, with the intention of leveraging its existing expertise in the Hispanic print market on to the Internet. In the process of developing the e-commerce web-site, the Company realized that its principal strength is as an intermediary, helping other Internet companies reach the Hispanic market. In view of this, the Company is now attempting to provide business to business solutions that provide marketers with scalable customer acquisition solutions in the US Hispanic Market. The Company acts as an intermediary by planning and implementing integrated media campaigns and interactive marketing solutions that target on-line and off-line Hispanic consumers on a turnkey basis. So as to facilitate the management of and the raising of capital for the interactive marketing venture using the new media, a new subsidiary, InternetMercado Commerce Corporation ("IMCC") was formed on November 3, 1999.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED MARCH 31, 2000 AND 1999:

Net Sales were $6,082,000 for the 2000 fiscal year compared to $5,587,000 the previous year. The increase of $495,000 was attributed mainly to higher sales from its publishing business.

Cost of sales were $4,750,000 for the 2000 fiscal year compared to $3,323,000 the previous year. As a percentage of net sales, cost of sales for the 2000 and 1999 fiscal years accounted for 78.1% and 59.5% of net sales, respectively. The gross profit of $1,332,000 for the 2000 fiscal year was $933,000 lower than the gross profit of $2,265,000 for the 1999 fiscal year.
As a percentage of net sales, the gross profit for the 2000 fiscal year was 21.9% compared to 40.5% the previous year. The main reason that caused the high cost of sales which resulted in lower gross profit percentage for the 2000 fiscal year was the low margins from proprietary advertising and media programs introduced last year, which were in their promotional and development stages.

During fiscal year 2000, the Company incurred $1,081,000 for the development of the internetmercado.com web-site software.

Selling, general and administrative expenses increased 163.3% or $3,730,000 to $6,014,000 from $2,284,000 between the 2000 and 1999 fiscal years. This increase was primarily due to promotion expenses incurred for the Company's internet venture, employee compensation in the form of shares of common stock of JSA issued to certain employees of JSA prior to the JSA Acquisition, increase in salary expenses, and finder's, legal and audit fees incurred in respect of the JSA Acquisition. The Company recorded $586,000 in expenses for the JSA common stock issued to JSA employees. The JSA shares were subsequently exchanged for Numex shares of common stock. Salary expenses increased approximately $1,000,000 between the two fiscal years. The increase was attributed mainly to employment agreements entered with Mr. Jack Salzberg as Non-executive Chairman of the Company and Mr. Jeffrey Stern as President and CEO of the Company, employment of personnel for the Company's internet business and also an increase in the number of sales personnel for the Company's distribution and publications business. In August of 1999, pursuant to a settlement agreement, Mr. Salzberg resigned as Non-executive Chairman of the Board and a settlement amount of $114,400 was paid to Mr. Salzberg.

Net interest expense for the 2000 fiscal year was $173,000 compared to $337,000 for 1999 fiscal year. The lower interest in 2000 compared to 1999 was principally a result of the repayment of $1.8 million in bank borrowing in April 1999 and the repayments on the note held by one of the Company's vendors, which had an outstanding balance of $97,000 on March 31, 2000, down from $273,000 on March 31, 1999.

The Company recorded a deemed dividend on its preferred stock of $1,728,107 for the fiscal year 2000 for the 144,000 shares of Series B Preferred Stock issued in private placement completed on April 12, 1999. This amount represents the difference between the issue price of the shares of preferred stock and the market value of the shares of common stock issuable upon conversion of the shares of preferred stock, assuming that the shares of preferred stock were converted into shares of common stock on the date of the private placement. The Company accrued cumulative preferred stock dividend of $193,373 for the fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES:

In connection with the JSA Acquisition, the Company completed a private placement (the "Private Placement") of 144,000 shares of Series B 5% Convertible Preferred Stock, priced at $25.00 per share totaling $3,600,000. These shares are convertible into 2,400,040 shares of common stock of the Company. On November 8, 1999 the Securities Exchange Commission declared effective the Company's Registration Statement on Form SB-2 covering the shares of common stock issuable upon conversion of the Series B convertible preferred stock. $1,800,000 of the proceeds was used to repay a portion of JSA's outstanding bank line-of-credit of $2,739,594. The remaining balance of the bank line-of-credit of approximately $939,000 was refinanced with a 6-year term loan with interest payments only until June 2002. The term of this loan was revised to three years in November 1999 so as to be of the same term as the new $1.5 million term loan discussed below.

On November 3, 1999, pursuant to a secured three-year loan agreement, the Company borrowed $1,500,000 from Bastion Capital Fund LP ("Bastion"). In consideration for the loan, Bastion received shares of common stock for 5% ownership, on a fully diluted basis (i.e. after the exercise of warrants granted in connection with the loan), of IMCC, which was formed primarily for the Company's internet venture. Bastion also received warrants for 1.0 million shares of common stock in the Company at an exercise price of $1.00 per share and 2 tranches of five-year warrants exercisable into 12.5% and 2.5% ownership, fully diluted, of IMCC at aggregate exercise prices of $2.38 million. The broker for the loan received a cash fee of $120,000, shares of common stock for 0.5% ownership, fully diluted, of IMCC and warrants for 100,000 shares of common stock in the Company and warrants for shares of common stock exercisable into a 1.5% ownership, fully diluted, in IMCC, exercisable similar in form and terms to the warrants issued to Bastion.

In February and March, 2000 IMCC received $1,500,000 and $1,000,000, respectively, in equity financing for approximately 16% (fully diluted) ownership of IMCC. The investors, Trust Company of the West and certain private individuals also received warrants for 1,666,665 shares of common stock in Numex.

The Company's total cash and cash equivalents at March 31, 2000 were $1,252,000 compared to $85,000 at March 31, 1999.

Net cash used in operating activities during the 2000 fiscal year was $3,289,000, compared to net cash provided by operating activities of $131,000 for the 1999 fiscal year. The lower net cash used in operating activities during the 2000 fiscal year when compared to the net loss of $5,579,429 for the year was primarily because $1,494,000 of the Company's expenses were paid for in shares and warrants. Other operating activities outflows included the increase in capitalized production cost by $147,000, the deferred loan cost of $105,000, the decrease in accounts payable by $214,000, and the decrease in accrued expenses by $87,000. Other operating activities inflows during the year included the decrease in accounts receivable by $217,000 and an increase in accrued expenses by $229,000.

Net cash used by investing activities in the 2000 fiscal year was $124,000 as compared to $7,000 for the 1999 fiscal year. The investment expenditures were primarily in respect of computer equipment acquired for IMCC. For accounting purposes, the JSA Acquisition discussed above was treated as a re-capitalization of Namex with JSA as the acquirer (reverse acquisition). As a result the company recognized $124,000 of assets, net of cash, acquired.

Financing activities provided approximately $4,581,000 during the 2000 fiscal year compared to cash used of $39,000 for the 1999 fiscal year. The inflows were primarily the $1.5 million loan raised in November 1999 from Bastion Capital Fund, the net proceeds of $3,175,500 from the Private Placement in April 1999, and the Company's share of $1,531,000 of the net proceeds from the sale of IMCC's common stock totaling $2.5 million. The $1,531,000 was the Company's share of the net proceeds after deducting for IMCC's minority interest's share of the net proceeds. During the year the Company also received $269,000 and $100,000, respectively, from the exercise of warrants and options, and from the issuance of the Company's common stock. During the year the Company repaid $1,800,000 of its $2,739,594 bank line of credit. The Company also paid approximately $176,000 towards a note held by one of its vendors, reducing the outstanding balance on that note to approximately $97,000.

The present operations and new capital of the Company and its subsidiaries are not expected to generate sufficient cash inflow for its new interactive marketing, business to business venture and it will have to rely upon additional external financing sources to meet its cash requirements. Management will continue to seek additional funding in the form of equity or debt, or a combination thereof to meet its cash requirements. However, there is no guarantee that it will raise sufficient capital to execute its business plan. To the event that the Company is unable to raise sufficient capital, its business plan will have to be substantially modified and its operation curtailed. In view of the limited capital resources available, management is assessing on a continuing basis its business plan and is actively pursuing strategic alliances and/or a sale of parts of the Company's business.

RECENT ACCOUNTING PRONOUCEMENTS

Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities
- Deferral of the effective date of FASB Statement No. 133 - an amendment of FASB Statement No. 133 ("SFAS 133"), defers the effective date of SFAS 133 to be effective for financial statements ending after June 15, 2000. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its financial position or results of operations.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's financial results.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinon No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on the Company's financial position.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed herewith:

(a) Audited Consolidated Financial Statements of Numex Corporation and subsidiaries.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, under the caption "Election of Directors," and "Security Ownership of Certain Beneficial Owners and Management," and is hereby incorporated by reference herein.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, under the caption "Certain Transactions," and is hereby incorporated by reference herein.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS
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

    3.2         Bylaws. Incorporated by reference to exhibit 2.2 to
                  Company's Registration Statement on Form S-18, filed on

                  August 14, 1980.

    10.1        Employment Agreement by and between the Company and Jeffrey
                  A. Stern. Incorporated by reference to Form 10KSB for the fiscal year ended March 31, 1999, filed on July 13, 1999.

    21.1        Subsidiaries of the Registrant. Incorporated by reference to
                  Form 10KSB for the fiscal year ended March 31, 1999, filed on July 13, 1999.

    27.1        Financial Data Schedule for the year ended March 31, 2000.

(b) Reports on Form 8-K.

    There were no Form 8-K filed during the quarter ended March 31, 2000

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

                         NUMEX CORPORATION

                         BY:  /S/ JEFFREY A. STERN
                              -----------------------------------------
                              Jeffrey A. Stern
                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                              DIRECTOR

                              /s/ FELIX A. TELADO
                              -----------------------------------------
                              Felix A. Telado
                              CHIEF FINANCIAL OFFICER AND SECRETARY

Dated July 14, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ FELIX A. TELADO                         July 14, 2000
     ---------------------------------------
     Felix A. Telado
     CHIEF FINANCIAL OFFICER & SECRETARY

By:  /s/ JEFFREY A. STERN                        July 14, 2000
     ---------------------------------------
     Jeffrey A. Stern
     PRESIDENT, CHIEF EXECUTIVE OFFICER AND
     DIRECTOR

By:  /s/ GLEN GOLENBERG                          July 14, 2000
     ---------------------------------------
     Glen Golenberg
     DIRECTOR

By:  /s/ MARC STRAUSBERG                         July 14, 2000
     ---------------------------------------
     Marc Strausberg
     DIRECTOR

                       NUMEX CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2000 AND 1999

                       NUMEX CORPORATION AND SUBSIDIARIES

                                    CONTENTS

Report of Independent Certified Public Accountants                           F-3

Consolidated Financial Statements
     Consolidated Balance Sheets                                             F-4
     Consolidated Statements of Operations                                   F-5
     Consolidated Statements of Stockholders' Deficit                        F-6
     Consolidated Statements of Cash Flows                                   F-7

Notes to Consolidated Financial Statements                                   F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Numex Corporation and Subsidiaries
Santa Monica, California

We have audited the accompanying consolidated balance sheets of Numex Corporation and Subsidiaries as of March 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Numex Corporation and Subsidiaries as of March 31, 2000 and 1999 and the results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

                                                     BDO Seidman, LLP

Los Angeles, California
June 2, 2000

                       NUMEX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                                   March 31,
                                                                                        --------------------------------
                                                                                             2000              1999
                                                                                        --------------    --------------
ASSETS (Note 5)

Current assets:
   Cash                                                                                 $    1,252,317    $       85,086
   Accounts receivable, net of allowance for doubtful accounts of $20,242 and
     $120,480, respectively                                                                    417,071           422,980
   Capitalized production costs                                                                262,148           114,828
                                                                                        --------------    --------------
Total current assets                                                                         1,931,536           622,894

Property and equipment, net of accumulated depreciation (Note 4)                               420,407            90,962
Goodwill, net of accumulated amortization of $87,578                                           350,315              --
Deferred loan cost, net                                                                        105,000              --
Deposits                                                                                        41,441             8,683
Other assets                                                                                    32,545            21,719
                                                                                        --------------    --------------
                                                                                        $    2,881,244    $      744,258
                                                                                        ==============    ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Accounts payable                                                                     $      982,386    $      687,285
   Accrued expenses                                                                             23,652           111,384
   Advances on bank line of credit (Note 5)                                                       --           1,800,000
   Deferred revenues                                                                           541,888           755,897
   Current portion of long-term debt (Note 5)                                                   96,869           236,250
   Current portion of capital lease obligations (Note 11)                                       28,199            11,031
                                                                                        --------------    --------------
Total current liabilities                                                                    1,672,994         3,601,847

Long-term debt, net of current portion (Note 5)                                              2,439,594           976,497
Other liabilities (Note 10)                                                                    146,400              --
Capital lease obligations, net of current portion (Note 11)                                    108,582            10,839
                                                                                        --------------    --------------
Total liabilities                                                                            4,367,570         4,589,183
                                                                                        --------------    --------------

Commitments and contingencies (Note 11)

Minority interest (Note 10)                                                                    743,894           201,589

Stockholders' deficit (Notes 6, 9 and 10):

   Common stock; $0.10 par value, 30,000,000 shares authorized; 16,414,309 shares issued and 16,336,800 outstanding March 31, 2000; 2,540,407 shares issued
     and outstanding at March 31, 1999;                                                      1,633,680           254,041
   Cumulative, Convertible, Series B Preferred stock; $1.00 par value, 5,000,000 shares authorized, 115,600 shares issued and outstanding at March 31, 2000;
     no shares issued and outstanding March 31, 1999;                                          115,600              --
   Additional paid-in-capital                                                                8,724,684              --
   Accumulated deficit                                                                     (12,608,934)       (4,300,555)
   Treasury stock, at cost; 77,509 shares at March 31, 2000; no shares at
     March 31, 1999                                                                             (7,750)             --
   Note receivable                                                                             (87,500)             --
                                                                                        --------------    --------------
Total stockholders' deficit                                                                 (2,230,220)       (4,046,514)
                                                                                        --------------    --------------
                                                                                        $    2,881,244    $      744,258
                                                                                        ==============    ==============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       NUMEX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        Years ended March 31,
                                                                                    ------------------------------
                                                                                        2000             1999
                                                                                    -------------     ------------
Net sales (Note 3)                                                                  $   6,082,320     $  5,587,291

Cost of sales                                                                          (4,750,304)      (3,322,767)
                                                                                    -------------     ------------

Gross profit                                                                            1,332,016        2,264,524

Technology and web-site develpment                                                      1,080,880                -

Selling, general and administrative expenses                                            6,013,915        2,283,881
                                                                                    -------------     ------------

Loss from operations                                                                   (5,762,779)         (19,357)
                                                                                    -------------     ------------

Other income (expense):
   Interest expense, net                                                                 (173,344)        (336,623)
   Other income                                                                            67,289                -
                                                                                    -------------     ------------

Total other expenses                                                                     (106,055)        (336,623)
                                                                                    -------------     ------------

Loss before minority interest                                                          (5,868,834)        (355,980)

Minority interest in loss of (income) consolidated subsidiary                             289,405          (83,810)
                                                                                    -------------     ------------

Net loss                                                                               (5,579,429)        (439,790)

Cumulative preferred stock dividend                                                      (193,373)               -

Deemed dividend on cumulative preferred stock                                          (1,728,107)               -
                                                                                    -------------     ------------

Net loss available to common stockholders                                           $  (7,500,909)    $   (439,790)
                                                                                    -------------     ------------

Basic and diluted loss per common share                                             $       (0.50)    $      (0.14)
                                                                                    -------------     ------------

Weighted average common shares outstanding (basic and diluted)                         14,921,778        3,046,875
                                                                                    -------------     ------------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       NUMEX CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                       YEARS ENDED MARCH 31, 2000 AND 1999




                                           Common Stock              Preferred Stock          Treasury Stock at Cost
                                       ----------------------    -------------------------    -----------------------
                                        Shares       Amount        Shares        Amount        Shares        Amount
                                       ---------    ---------    -----------   -----------    ---------     ---------
BALANCE, April 1, 1998                 2,540,407    $ 254,041         --       $    --            --       $    --

Net loss                                    --           --           --            --            --            --
                                       ---------    ---------    -----------   -----------    ---------     ---------

BALANCE, March 31, 1999                2,540,407      254,041         --            --            --            --

Common stock issued to employees         237,212       23,721         --            --            --            --

Common stock issued to acquire
   minority interest                     269,256       26,926         --            --            --            --

Issuance of common stock in
   recapitalization transaction       11,940,340    1,194,034         --            --           77,509        (7,750)

Issuance of common stock for
   services                              156,250       15,625         --            --            --            --

Proceeds from issuance of preferred
   stock                                    --           --        144,000       144,000          --            --

Deemed dividend on Series B
   Preferred stock                          --           --           --            --            --            --

Non-employee compensation expense
   for warrants issued                      --           --           --            --            --            --

Proceeds from warrants exercised          55,000        5,500         --            --            --            --

Proceeds from options exercised          415,000       41,500         --            --            --            --

Proceeds from issuance of common
   stock                                 250,000       25,000         --            --            --            --

Conversion of preferred shares to
   common stock                          473,335       47,333                    (28,400)       (28,400)        --

Sale of common stock of subsidiary          --           --           --            --            --            --

Net loss                                    --           --           --            --            --            --
                                      ----------   -----------    -----------   -----------    ---------     ---------
BALANCE, March 31, 2000               16,336,800   $16,633,680    $   115,600   $   115,600       77,509    $   (7,750)
                                      ==========   ===========    ===========   ===========    =========     =========

                                                           Additional
                                              Note           Paid-In       Accumulated
                                            Receivable       Capital          Deficit         Total
                                           ------------    -----------    ------------    -----------
BALANCE, April 1, 1998                     $    --         $    --         $(3,860,765)  $(3,606,724)

Net loss                                        --              --            (439,790)     (439,790)
                                           ------------    -----------    ------------    -----------

BALANCE, March 31, 1999                         --              --          (4,300,555)   (4,046,514)

Common stock issued to employees                --             562,657          --           586,378

Common stock issued to acquire
   minority interest                            --             612,557          --           639,483

Issuance of common stock in
   recapitalization transaction                 --              --          (1,000,843)      185,441

Issuance of common stock for
   services                                     --             370,312          --           385,937

Proceeds from issuance of preferred
   stock                                        --           3,031,500          --         3,175,500

Deemed dividend on Series B
   Preferred stock                              --           1,728,107      (1,728,107)       --

Non-employee compensation expense
   for warrants issued                          --             522,080          --           522,080

Proceeds from warrants exercised                --              48,875          --            54,375

Proceeds from options exercised                 --             173,500          --           215,000

Proceeds from issuance of common
   stock                                        (87,500)       162,500          --           100,000

Conversion of preferred shares to
   common stock                                 --             (18,933)         --            --

Sale of common stock of subsidiary              --           1,531,529          --         1,531,529

Net loss                                        --                  --      (5,579,429)    (5,579,429)
                                           ------------    -----------    ------------    -----------
BALANCE, March 31, 2000                    $    (87,500)   $ 8,724,684    $(12,608,934)   $(2,230,220)
                                           ============    ===========    ============    ===========




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                        NUMEX CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            INCREASE (DECREASE) IN CASH



                                                                                        Years ended March 31,
                                                                                      -----------------------
                                                                                         2000         1999
                                                                                      ----------   ----------
Cash flows from operating activities:
   Net loss                                                                       $   (5,579,429)  $ (439,790)
   Adjustments to reconcile net loss to net cash provided by
    (used in) Operating activities:

     Depreciation and amortization                                                       148,682       49,788
     Minority interest in subsidiary                                                     743,894       83,810
     Issuance of common stock for services                                               972,315         --
     Issuance of warrants for services                                                   522,080         --
     Allowance for uncollectible accounts                                               (100,238)      66,841
     Write off of prepaid selling commissions                                               --         94,932
     Changes in operating assets and liabilities:
       Accounts receivable                                                               217,853       72,084
       Capitalized production costs                                                     (147,319)     106,817
     Deferred loan cost                                                                 (105,000)        --
     Deferred revenues                                                                   (32,758)     (81,014)
     Accounts payable                                                                   (214,010)     135,444
     Accrued expenses                                                                    228,956       70,883
     Deposits                                                                            (87,732)        --
     Other                                                                               143,565      (28,719)
                                                                                      ----------   ----------

Net cash provided by (used in) operating activities                                   (3,289,141)     131,076
                                                                                      ----------   ----------

Cash flows from investing activities:
   Payments to acquire property and equipment                                           (382,351)      (6,729)
   Recapitalization, net of cash acquired                                                123,692         --
   Borrowings on capital leases                                                          134,391         --
                                                                                      ----------   ----------

Net cash provided by (used in) investing activities                                     (124,268)      (6,729)
                                                                                      ----------   ----------

Cash flows from financing activities:
   Payment on bank line of credit                                                     (1,800,000)        --
   Payments on note payable                                                             (176,284)     (32,500)
   Payments on capital leases                                                            (19,480)     (17,051)
   Proceeds from issuance of preferred stock                                           3,175,500         --
   Proceeds from term loan                                                             1,500,000         --
   Proceeds from options and warrants exercised                                          269,375         --
   Proceeds from issuance of common stock                                                100,000         --
   Decrease in bank overdraft                                                               --        (54,463)
   Distribution to minority shareholder                                                     --        (15,250)
   Debt received from officers                                                              --         80,003
   Sale of subsidiary common stock                                                     1,531,529         --
                                                                                      ----------   ----------

Net cash provided by (used in) financing activities                                    4,580,640      (39,261)
                                                                                      ----------   ----------

Net increase in cash                                                                   1,167,231       85,086

Cash and cash equivalents, beginning of year                                              85,086         --
                                                                                      ----------   ----------

Cash and cash equivalents, end of year                                            $    1,252,317   $   85,086
                                                                                      ==========   ==========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       NUMEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--ORGANIZATION

Numex Corporation (the "Company") was incorporated in the state of Delaware in August 1980. During fiscal 1999, the Company discontinued selling its only product and ceased operations, thereby becoming a public shell company. On April 12, 1999, the Company acquired all the outstanding capital stock of Jeffrey A. Stern & Associates, Inc. ("JSA"), with the issuance of 3,046,875 shares of the Company's common stock. The issuance of the Company's common stock to the shareholders of JSA made the Company become an active operating entity. Generally accepted accounting principles requires that the company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purpose. Therefore, this transaction has been accounted for as a "reverse acquisition" for financial reporting purposes. The relevant acquisition process utilizes the capital structure of the Company and the assets and liabilities of JSA are recorded at their historical cost. JSA is the continuing operating entity for financial reporting purposes and the financial statements prior to April 12, 1999 represent JSA's financial position and results of operations. The net assets of $185,441 of the Company are included as of April 12, 1999. Although JSA is deemed to be the acquiring company for financial accounting and reporting purpose, the legal status of the Company as the surviving corporation does not change. JSA is a media and marketing services company that has focused on niche and underdeveloped markets. Its Spanish language division, JSA en espanol, has created proprietary integrated marketing programs to help marketers reach the rapidly growing Hispanic market in the United States. Its custom publishing division, JSA Communications, develops retention marketing programs for companies. During October 1999, the Company commenced operations of InternetMercado Commerce Corporation ("IMCC"), which provides services to assist internet companies access the Hispanic community.

GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has suffered recurring operating losses. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is seeking additional funding and believes that this will result in improved operating results. There can be no assurance, however, that the Company, with the additional financing, will result in higher cash flows provided by operations.

In addition, the Company is continuing its efforts to secure working capital for operations, expansion and possible acquisitions, mergers, joint ventures, and/or other business combinations. However, there can be no assurance that the Company will be able to secure additional capital, or that if such capital is available, whether the terms or conditions would be acceptable to the Company. The consolidated financial statements contain no adjustment for the outcome of this uncertainty.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of Numex and its majority-owned subsidiaries, InternetMercado Commerce Corporation and JSA Communications, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The minority interest in subsidiary in the accompanying consolidated balance sheets represents the minority shareholders' equity in InternetMercado Commerce Corporation and JSA Communications, LLC. On April 9, 1999, the Company acquired all the minority interest shares of common stock of JSA Communications, LLC.

                       NUMEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS
     For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK
     The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any such losses in such accounts.

PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred, whereas, additions, renewals, and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years.

LONG-LIVED ASSETS
     Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

  REVENUE RECOGNITION

Revenue from publishing services is recognized when the printed publications are shipped to the customers. Revenue from advertisements is recognized when the publication is distributed to the general public. Revenue from consulting services is recognized over the term the services are provided.

DEFERRED LOAN COST

Loan cost represent cost associated with loans and are amortized over the term of the loan.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" SFAS 123, establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. The Company has adopted this accounting standard. SFAS 123 also gives the option to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock issued to Employees," or SFAS 123. The Company elected to follow APB 25 which measures compensation cost for employee stock options as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock.

INCOME TAXES
     The Company provides for income taxes in accordance with Statements of Financial Accounting Standards, ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes are provided on the difference in earnings determined for tax and financial reporting purposes.

                       NUMEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS PER SHARE

Earning (loss) per share is presented according to Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share." Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then share in earnings. SFAS No. 128 also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including cash, accounts receivable, accounts payable and current portion of long term debt approximate fair value due to their short maturities.

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

RECENT ACCOUNTING PRONOUNCEMENTS
     Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133 - an amendment of FASB Statement No. 133 ("SFAS 133"), defers the effective date of SFAS 133 to be effective for financial statements ending after June 15, 2000. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its financial position or results of operations.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The Company does not believe that the adoption of SAB 101 will have a material affect on the Company's financial results.

                       NUMEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinon No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on the Company's financial position.

NOTE 3--MAJOR CUSTOMERS
     During the year ended March 31, 2000, the Company did business with two customers whose sales comprised approximately 34% and 31% of net sales, respectively. During the year ended March 31, 1999, the Company had two customers which accounted for 46% of the Company's net sales. During fiscal 2000, two customers accounted for approximately 70% and 21% of net account receivables, respectively. During fiscal 1999, three customers accounted for approximately 64% of net account receivables.

                       NUMEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4--PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                                 March 31,
                                        ---------------------------
                                           2000            1999
                                        -----------     -----------
Furniture and fixtures                 $     46,053    $     46,053
Equipment                                   315,039         187,345
Leasehold improvements                      150,121              --
Capital leases                              134,392          23,280
Less accumulated depreciation              (225,198)       (165,716)
                                        -----------     -----------
                                       $    420,407    $     90,962
                                        ===========     ===========


Included in accumulated amortization is $26,349 and $14,384 for capital leases at March 31, 2000 and 1999, respectively.

NOTE 5--LONG TERM DEBT
                     Notes payable consist of the following:


                                                                                             March 31,
                                                                                    ----------------------------
                                                                                       2000            1999
                                                                                    ------------   -------------
Term loan with interest at the prime rate plus 1% (9% at March 31, 2000), secured by a majority of the Company's assets.  Monthly interest payments
   are due, with any unpaid interest and principal due June 30, 2002              $     939,594  $           --

Promissory note with interest at 12%, secured by various account receivables and fixed assets.  Monthly interest payments are due, with any unpaid
   interest and principal due November 18, 2002                                       1,500,000              --

Unsecured promissory note with interest at 10%, with quarterly principal and interest payments.  The note is due to a vendor, which has allowed the
   Company to apply the discounts earned from credit terms against the
   outstanding balance, until the note is paid in full                                   96,869         273,153

Bank line of credit up to $2,790,000 with an annual interest of prime rate plus 1%, paid on a monthly basis.  During April 1999, the line of credit was restructured into a term loan, with the Company using $1,800,000 from the issuance of Preferred shares (see Note 10) to pay down the outstanding
   balance                                                                                   --       2,739,594
                                                                                    ------------   -------------

                                                                                      2,536,463       3,012,747

Principal payments on the current portion                                               (96,869)     (2,036,250)
                                                                                    ------------   -------------

                                                                                  $   2,439,594  $      976,497
                                                                                    ============   =============

NOTE 5--LONG TERM DEBT (CONTINUED)
          Scheduled future maturities of notes payable are as follows:

                       NUMEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Year ending March 31,                                  Amount
-------------------------                           ------------
       2001                                        $      96,869
       2002                                                    -
       2003                                            2,439,594
                                                    ------------
       Total                                       $   2,536,463
                                                    ------------

NOTE 6--RELATED PARTY NOTE RECEIVABLE

The Company received a $87,500 note receivable from a board of director in exchange for shares of the Company's common stock. The note bears interest at an annual rate of 6%, with principal and any unpaid interest due October 6, 2001.

NOTE 7--INCOME TAXES

As of March 31, 2000, the Company had net federal and state operating loss carryforwards, which expire 2020 and 2005, respectively.

The primary components of temporary differences which give rise to the Company's net deferred tax asset are as follows:


                                               March 31,
                                    ------------------------------
                                         2000             1999
                                    -------------     ------------
Deferred tax asset:
   Net operating losses            $    2,264,034    $          --
   Valuation allowance                 (2,264,034)              --
                                    -------------     ------------

Net deferred tax asset             $           --     $         --
                                    -------------     ------------


The difference between the effective tax rate and that computed under the federal statutory rate is as follows:


                                                Years ended March 31,
                                           ------------------------------
                                                 2000             1999
                                           -------------     ------------
Federal statutory rate                           (34)%             -- %
State taxes, net of federal benefit               (6)              --
Effective of net operating lossforward            40               --
                                           -------------     ------------

                                                   -- %            --  %
                                           -------------     ------------

                       NUMEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--EARNINGS PER SHARE
The components of basic and diluted earning per share were as follows:


                                                                                        Years ended March 31,
                                                                                    -------------------------------
                                                                                        2000              1999
                                                                                    -------------      ------------
Numerator:
   Net loss                                                                         $ (5,579,429)      $   (439,790)
   Preferred stock dividends                                                            (193,373)                -
   Deemed dividend on preferred stock                                                 (1,728,107)                -
                                                                                    -------------      ------------

   Loss available for common stockholders                                           $  (7,500,909)     $   (439,790)
                                                                                    =============      ============

Denominator:
   Weighted average number of common shares outstanding during the period             14,921,778         3,046,875
   Assumed exercised stock options and warrants outstanding                                    *                 *
   Assumed conversion of Series B Preferred Stock                                              *                 *
                                                                                    -------------      ------------

   Common stock and common stock equivalents used for diluted EPS                     14,921,778         3,046,875
                                                                                    =============      ============

Per share amounts:
   Basic loss per share                                                             $       (0.50)     $      (0.14)
                                                                                    =============      ============

   Diluted loss per share                                                           $      (0. 50)     $      (0.14)
                                                                                    =============      ============

*The effect of outstanding stock options and preferred stock is not included as the result would be anti-dilutive.

NOTE 9--STOCK OPTIONS

INCENTIVE STOCK OPTION PLANS ("ISOP")

Under the terms of the Company's ISOP, under which options to purchase 1,000,000 shares of common stock can be issued, all key employees are eligible to receive non-assignable and non-transferable options to purchase shares. The exercise price of any option may not be less than the fair market value of the shares on the date of grant. No options granted may be exercisable more than ten years after the date of grant. The options granted generally vest evenly over a one year period, beginning from the date of grant. During fiscal 2000, the Company did not grant any stock options under the Company's ISOP.

NONSTATUTORY STOCK OPTIONS ("NSSO")

During fiscal 2000, the Company granted nonstatutory stock options to purchase an aggregate of 1,350,000 shares of common stock to three non-employees for services provided. These options are non-assignable and non-transferable, are exercisable over a five year period from the date of grant and vested on the date of grant.

Option activity within each plan is as follows:

                       NUMEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                      Weighted
                                                                       Incentive          Non-        Average
                                                                         Stock         Statutory       Price
                                                                         Option          Stock          Per
                                                                         Plans          Options        Share
                                                                      -------------    -----------   -----------
Balance outstanding, March 31, 1998                                        850,000        235,000    $     0.58

Options exercised                                                         (400,000)      (150,000)         0.63
Options granted                                                                  -        100,000          1.00
                                                                      -------------    -----------   -----------

Balance outstanding, March 31, 1999                                        450,000        185,000          0.60

Options exercised                                                         (400,000)       (70,000)         0.57
Options granted                                                                  -      1,350,000          0.95
                                                                      -------------    -----------   -----------

Balance outstanding, March 31, 2000                                         50,000      1,465,000    $     0.94
                                                                      =============    ===========   ===========


Information relating to stock options at March 31, 2000 summarized by exercise price are as follows:



                                                       Outstanding                          Exercisable
                                        ------------------------------------------   ---------------------------
                                                    Weighted Average                      Weighted Average
                                        ------------------------------------------   ---------------------------
                                                          Life          Exercise                      Exercise
Exercise Price Per Share                  Shares        (Months)         Price         Shares          Price
-------------------------------         ------------   -----------     -----------   ------------    -----------
Incentive Stock Option
   Plan:
   $0.50                                     50,000            81      $      0.50         50,000    $      0.50
                                        ------------   -----------     -----------   ------------    -----------
                                             50,000            81      $      0.50         50,000    $      0.50
                                        ------------   -----------     -----------   ------------    -----------

Nonstatutory Stock
   Options:
   $0.75 - 1.00                           1,435,000            47      $     0.96      1,435,000     $     0.96
   $1.75                                     30,000             3            1.25         30,000           1.25
                                        ------------   -----------     -----------   ------------    -----------
                                          1,465,000            47      $     0.97      1,465,000     $     0.97
                                        ------------   -----------     -----------   ------------    -----------

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's consolidated financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended March 31, 2000 and 1999 would be the same since no employee options were issued during the periods. As such, no pro forma disclosure has been made for the following financial statements.

The fair value of option granted is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2000; expected life of options was

                       NUMEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 year, expected volatility of 27%, risk-free interest rate of 5% and a 0% dividend yield. The weighted average fair value on the date of grants for options granted during 2000 was $0.95 per option.

In connection with the issuance of the non-employee options, the Company recognized $522,080 in non-employee compensation expense for services rendered.

NOTE 10--STOCKHOLDERS' EQUITY

COMMON STOCK
     On April 12, 1999, the Company issued 3,046,875 shares of its common stock to acquire all of the outstanding shares of JSA. See further discussion of the event at Note 1. Prior to the merger JSA acquired its majority owned subsidiary JSA Communications, LLC and recognized goodwill of $437,894, which is amortized over a five year period. In connection with the merger the Company issued 156,250 shares of its common stock for professional services rendered. As such, the Company recognized a professional expense of $385,937.

During September 1999, the Company entered into a purchase agreement whereby the Company received cash proceeds of $100,000 and a note receivable of $87,500 for 250,000 shares of the Company's common stock. During fiscal 2000, the Company entered into an agreement with a board member, pursuant to which the Company will receive services for a period not less than six months in exchange for a monthly fee of 15,000 shares of the Company's common stock. At March 31, 2000, the Company has accrued $146,400 pursuant to the terms of the agreement.

During the current fiscal year, various shareholders of the Company's preferred stock converted their preferred shares into 473,335 shares of the Company's common stock.

ISSUANCE OF COMMON STOCK OF SUBSIDIARY
     During fiscal 2000, the Company created the majority-owned subsidiary InternetMercado Commerce Corporation ("IMCC"). In connection with the formation of the subsidiary, IMCC issued 71 shares of common stock and warrants to purchase 211 common stock shares, for professional services rendered. As such, IMCC recognized $64,834 in non-employee compensation expense. The IMCC warrants issued, which vested immediately, have an exercise price ranging from $732 to $15,625 and expire in four years from the date of grant.

                       NUMEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10--STOCKHOLDERS' EQUITY (CONTINUED)

In addition, IMCC issued 387 shares of common stock, through a purchase agreement and raised $2,500,000 in total proceeds. As such, the Company recognized $1,531,529 as an equity transaction for their proportionate share of IMCC additional equity. This increase in IMCC equity was not the result of any operations and if IMCC is unable to achieve or maintain profitability, the value of the Company's investment will likely decline.

PREFERRED STOCK
     During April 2000, the Company completed a private placement of 144,000 shares of the Company's 5% Series B Cumulative Convertible Preferred Stock. The preferred shares have a cumulative dividend of $1.25 per share on a semi-annual basis, are convertible into 16.667 shares of the Company's common stock and have no voting rights. The shares were issued at a discount and the Company has recognized a deemed dividend of $1,728,107 in connection with the private placement.

NOTE 11--COMMITMENTS AND CONTINGENCIES
     The Company leases office facilities under operating leases which expire at various dates through February 2007. In addition, the Company has capital leases for property, plant and equipment expiring at various dates through February 2005. Assets held under capital leases, net of accumulated amortization, as of March 31, 2000 and March 31, 1999 amounted to $108,043 and $8,896, respectively. Certain leases have the personnel guarantee of the Company's CEO. Future minimum lease payments under these leases, as of March 31, 2000 are as follows:


                                            Capital           Operating
Year ending March 31,                       Leases              Leases
---------------------                   --------------      --------------
    2001                                $   48,481          $  167,628
    2002                                    38,448             167,628
    2003                                    38,448             167,628
    2004                                    38,448              85,438
    2005                                    32,040              69,000
    Thereafter                                   -             132,250
                                        --------------      --------------
                                        $  195,865          $  789,572
                                        --------------      ==============
Less amount representing interest           59,084
                                        --------------
Present value of minimum lease payments    136,781
Less:  current portion                     (28,199)
                                        --------------
Long-term portion                       $  108,582
                                        ==============

Rental expense for the years ended March 31, 2000 and 1999 was approximately $131,500 and $87,174, respectively.

The Company is subject to various lawsuits and claims arising out of the normal course of its business. In the opinion of management, the ultimate liability to the Company as a result of any legal proceedings will not materially effect the financial position of the Company.

NOTE 12--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information is as follows:


                       NUMEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                            Years ended March 31,
                                       -----------------------------
                                           2000              1999
                                       ------------      -----------
Cash paid for interest                 $    190,189      $   255,393
                                       ============      ===========

Non-cash investing and financing activities were as follows:


                                                                                          Years ended March 31,
                                                                                     -----------------------------
                                                                                        2000              1999
                                                                                     ------------      -----------
Deemed dividend                                                                    $   1,728,107                -
Borrowings on capital leases                                                             134,391                -
Conversion of preferred stock into 473,335 shares of common stock                         47,334                -
Acquisition of subsidiary, net of cash acquired                                          123,692                -
                                                                                     ------------      -----------

                       NUMEX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS