Form 10QSB
period 2000-06-30
NUMEX CORP
filed 2000-08-16
CIK 318716

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                FOR THE TRANSITION PERIOD FROM _______ TO _______


                          COMMISSION FILE NUMBER 0-7722



                                NUMEX CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



               DELAWARE                                 06-1034587
   ---------------------------------              ----------------------
     (STATE OF OTHER JURISDICTION                   (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)


              2329 SOUTH PURDUE AVE
             LOS ANGELES, CALIFORNIA                       90064
      ----------------------------------------          ----------
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

Registrant had 16,542,627 shares of Common Stock, $.10 par value per share, outstanding as of August 7, 2000.

Transitional Small Business Disclosure Format: YES  / /   NO  /X/

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        Numex Corporation and Subsidiary
                      Consolidated Condensed Balance Sheets

                                                                           March 31     June 30
                                                                             2000         2000
                                                                          ----------   ----------
                                                                                       (unaudited)
ASSETS

Current assets
    Cash ..............................................................   $1,252,317   $       --
    Accounts receivable, net of allowance for doubtful
      accounts of $20,242 and $20,242, respectively ...................      417,071    1,084,945
    Capitalized production costs ......................................      262,148      106,405
                                                                          ----------   ----------

Total current assets ..................................................    1,931,536    1,191,350

Property and equipment, net of accumulated
    depreciation and amortization of $225,198 and $259,441,
    respectively.......................................................      420,407      651,371
Goodwill, net of amortization of $87,578 and $109,474 .................      350,315      328,420
Deferred loan cost, net ...............................................      105,000       96,000
Deposits ..............................................................       41,441       90,961
Other assets ..........................................................       32,545       44,427
                                                                          ----------   ----------
    Total Assets ......................................................   $2,881,244   $2,402,529
                                                                          ==========   ==========
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities
    Bank overdraft ....................................................   $       --   $   51,850
    Accounts payable ..................................................      982,386    1,501,474
    Accrued expenses ..................................................       23,652       59,704
    Deferred revenues .................................................      541,888      616,623
    Current portion of long term debt .................................       96,869       83,766
    Current portion of capital lease obligations ......................       28,199       39,556
                                                                          ----------   ----------
Total current liabilities .............................................    1,672,994    2,352,973
                                                                          ----------   ----------
Long-term net of current portion ......................................    2,439,594    2,439,594

Other liabilities .....................................................      146,400            0

Capital lease obligations, net of current portion .....................      108,582       90,416
                                                                          ----------   ----------

Total liabilities .....................................................    4,367,570    4,882,983
                                                                          ----------   ----------

Minority interest......................................................      743,894      503,556
                                                                          ----------   ----------
Shareholder's deficit
  Cumulative, Convertible, Series B Preferred stock; $1.00 par value
   5,000,000 shares authorized, 115,600 shares issued and outstanding at March 31, 2000; 104,900 shares issued and outstanding at June
   30, 2000............................................................      115,600      104,900
  Common stock, $0.10 par value, 30,000,000 shares authorized;
   16,336,800 shares issued and 16,259,291 outstanding March 31, 2000;
   16,620,136 shares issued and 16,542,627 outstanding June 30, 2000...    1,633,680    1,662,014
  Additional paid-in-capital...........................................    8,724,684    8,976,419
  Accumulated deficit..................................................  (12,608,934) (13,632,093)
  Treasury stock, at cost, 77,509 shares at March 31, 2000 and June
   30, 2000............................................................       (7,750)      (7,750)
  Note Receivable......................................................      (87,500)     (87,500)
                                                                         -----------  -----------
Total shareholder's deficit............................................   (2,230,220)  (2,984,010)
                                                                         -----------  -----------
                                                                         $ 2,881,244  $ 2,402,529
                                                                         ===========  ===========

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                        Numex Corporation and Subsidiary
                Consolidated Condensed Statements of Operations

                                                        Three Months Ended June 30,
                                                       ----------------------------
                                                            1999            2000
                                                                        (unaudited)
                                                       ----------------------------
Net Sales ..........................................   $  1,481,797    $  2,149,464

Cost of sales ......................................      1,119,971       1,905,882
                                                       ------------    ------------

Gross profit .......................................        361,826         243,582

Technology and web-site development ................              0         198,573

Selling, general and administration expenses .......      1,434,237       1,275,769
                                                       ------------    ------------

Loss from operations ...............................     (1,072,411)     (1,230,760)
                                                       ------------    ------------

Other income (expense)
     Other income ..................................         55,000          55,672
     Interest expense, net .........................        (22,390)        (88,410)
                                                       ------------    ------------

Total other expense ................................         32,610         (32,738)
                                                       ------------    ------------

Loss before minority interest ......................     (1,039,801)     (1,263,498)

Minority interest in loss of consolidated subsidiary              0         240,338
                                                       ------------    ------------

Net loss ...........................................     (1,039,801)     (1,023,160)


Deemed dividend on cumulative preferred stock ......      1,728,107               0
                                                       ------------    ------------

Net loss applicable to common stock ................   $ (2,767,908)   $ (1,023,160)
                                                       ============    ============

Basic and diluted loss per common share ............   $      (0.19)   $      (0.06)
                                                       ============    ============

Weighted average number of common shares
outstanding used to calculate basic and diluted
loss per common share ..............................     14,267,052      16,346,508
                                                       ============    ============

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                        Numex Corporation and Subsidiary
                Consolidated Condensed Statements of Cash Flows

                                                                                 For the Three months
                                                                                     ended June 30
                                                                        ------------------------------------
                                                                             1999                   2000
                                                                                                 (unaudited)
                                                                        ------------------------------------
Increase (decrease) in cash:
Cash flows from operating activities
    Net loss ........................................................   $(1,039,801)            $(1,023,160)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
            Depreciation and amortization ...........................        33,221                  52,000
            Minority interest's share of loss in subsidiary .........             0                (240,338)
            Employee compensation paid in common stock ..............       139,338                       0
            Officer compensation paid in common stock ...............             0                  22,969
            Finder's fee paid in common stock .......................       371,094                       0
        Changes in operating assets and liabilities:
            Accounts receivable .....................................       (54,753)               (679,756)
            Capitalized production costs ............................        66,677                 155,743
            Deferred loan cost ......................................             0                   9,000
            Accounts payable and accrued expenses ...................      (110,084)                555,142
            Deferred revenues .......................................      (157,762)                 74,735
            Deposits ................................................        (4,375)                (49,520)
                                                                        -----------             -----------

Net cash provided by (used in) operating activities .................      (756,445)             (1,123,185)
                                                                        -----------             -----------

Cash flows from investing activities
    Debt issued to employees ........................................        (5,300)                      0
    Purchase of trade-mark ..........................................       (12,000)                      0
    Purchase of fixed assets ........................................       (35,793)               (261,070)
    Acquisition of business .........................................       185,441                       0
                                                                        -----------             -----------
Net cash provided by (used in) investing activities .................       132,348                (261,070)
                                                                        -----------             -----------
Cash flows from financing activities
    Increase (decrease) in bank overdraft ...........................             0                  51,850
    Repayment on bank line of credit ................................    (1,800,000)                      0
    Proceeds (repayment) on note payable ............................       (94,249)                (13,103)
    Payments for obligations under capital leases ...................        (5,645)                 (6,809)
    Proceeds from issue of common stock in subsidiary ...............             0                 100,000
    Net proceeds from issue of preferred stock ......................     3,319,500                       0
    Net proceeds from exercise of warrants ..........................         1,875                       0
                                                                        -----------             -----------
Net cash provided by (used in) financing activities .................     1,421,481                 131,938
                                                                        -----------             -----------
Net increase (decrease) in cash .....................................       797,384              (1,252,317)
                                                                        -----------             -----------
Cash, at beginning of the period ....................................        85,086               1,252,317
                                                                        -----------             -----------
Cash, at end of period ..............................................   $   882,470             $        --
                                                                        ===========             ===========

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

For the three months ended June 30, 2000, 10,700 of the Company's Series B Preferred Stock were converted into 178,336 shares of the Company's Common Stock. Also, the Company issued 15,000 shares of the Company's Common Stock for the services rendered.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ORGANIZATION AND BUSINESS

Numex Corporation (the "Company") was incorporated under the laws of the State of Delaware in August 1980.

The Company provides direct marketing services targeting the US Hispanic community. The Company's clients include national and regional advertisers who are focused on the Hispanic market. The Company's programs are built around its proprietary door-to-door distribution program, La Bolsita, and its publications Mundo Deportivo and InternetMercado Magazine. La Bolsita (translation: the little bag) reaches close to three million Hispanic households across the US, as determined by a sophisticated analysis of census tract data. This distribution program provides opportunities for marketers to distribute coupons, retail inserts and product samples on a door-to-door basis.

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

INTERNETMERCADO COMMERCE CORPORATION ("IMCC"):

IMCC is a majority owned subsidiary of the Company. The business objective of IMCC is to sell business-to-business solutions that provide marketers with scalable customer acquisition solutions in the US Hispanic Market. IMCC will serve as a US Hispanic market intermediary by planning and implementing integrated media campaigns and interactive marketing solutions that target on-line and off-line Hispanic consumers on a turnkey basis.

Its target customers are both offline companies interested in reaching Hispanics online as well as Internet companies/marketers who want to scale quickly and use their resources efficiently by building their brands, mining their databases and maximizing their US Hispanic marketing effectiveness.

Management believes that IMCC has an opportunity to capitalize on the Company's media presence in the Hispanic market to leverage its marketing solutions for its clients. The Hispanic market is one of the fastest-growing internet and e-commerce segments. Forrester Research estimates that by the end of 2000, approximately 43% of U.S. Hispanic households will own computers. The Selig Center for Economic Growth estimates US Hispanic spending was $383 billion in 1999, with growth at an annual rate of 7.5%, compared to 4.9% for the rest of the U.S. Population. The Nazca Saatchi and Saatchi Latin American Internet Use Study reported that Hispanic cybershoppers now spend an average of $547 online per year and purchase at least six times on the internet.

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

The unaudited consolidated condensed financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. All of the financial statements were prepared on the accrual basis of accounting. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the audited financial statements of the Company for the year ended March 31, 2000.

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

INTRODUCTION:

On April 12, 1999, Numex Corporation (the "Company") acquired all of the outstanding stock of Jeffrey A. Stern & Associates, Inc. ("JSA"), in exchange for 3,046,875 shares of common stock in the Company (the "JSA Acquisition"). For accounting purposes, the JSA Acquisition is treated as a re-capitalization of JSA with JSA as the acquirer (reverse acquisition). Accordingly, the discussion below provides information solely with respect to the results of operations of JSA. In connection with the JSA Acquisition, JSA acquired the minority interest in JSA Communications, LLC in exchange for 106.09 shares in JSA. JSA Communications LLC was subsequently merged with JSA. This transaction resulted in goodwill of $437,893 being recorded in JSA's books.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS JUNE 30, 2000 AND 1999:

Net sales for the three months ended June 30, 2000 and June 30, 1999 were $2,149,000 and $1,482,000, respectively. The increase of $667,000 for the current period was attributed mainly to higher revenues from the Company's publishing business.

Cost of sales were $1,906,000 and $1,120,000 for the three months ended June 30, 2000 and June 30, 1999, respectively. As a percentage of revenues, cost of sales for the three months ended June 30, 2000 and June 30, 1999 accounted for 88.7% and 75.6% of net sales, respectively. The higher cost of sales percentage for the current period resulted in the gross profit of $244,000 for the current period to be $118,000 lower than the gross profit of $362,000 for the same period last year. As a percentage of net sales, the gross profit for the current period was 11.3% compared to 24.4% the same period in the last year. The main expenditures that caused the high cost of sales which resulted in lower gross profit percentage for the three months ended June 30, 2000, were the expenses incurred in the development of the InternetMercado Magazine and the proprietary advertising and media programs introduced in the previous year, which have not yet produced significant margins.

Selling and general and administration expenses decreased 11.0% or $158,000 to $1,276,000 for the three months ended June 30, 2000, from $1,434,000 for the same period last year. The decrease was primarily due to employee compensation incurred during the three months ended June 30, 1999 that were not incurred during the three months ended June 30, 2000. The employee compensation included the value of the shares of common stock of JSA that were issued to certain employees of JSA prior to the JSA Acquisition and the salaries paid to the Company's Non-executive Chairman who resigned his position in August 1999.

Net interest expense for the three months ended June 30, 2000 was $88,000 compared to $22,000 for same period last year. The higher interest expense for the current period was principally a result of the $1.5 million 3 year term loan that the Company borrowed from Bastion Capital Fund LP on November 3, 1999. $45,500 of the $88,000 interest for the three months ended June 30, 2000 which were payable to Bastion Capital Fund LP were not paid when due and the Company was in default as of June 30, 2000.

During the three months ended June 30, 1999, the Company recorded a deemed dividend of $1,728,107 on the 144,000 shares of Series B Preferred Stock issued in private placement completed on April 12, 1999. This amount represents the difference between the issue price of the shares of preferred stock and the market value of the shares of common stock issuable upon conversion of the shares of preferred stock, assuming that the shares of preferred stock were converted into shares of common stock on the date of the private placement.

The minority interest's share of the loss incurred by InternetMercado Commerce Corporation for the three months ended June 30, 2000 was approximately $240,000.

LIQUIDITY AND CAPITAL RESOURCES:

In February and March, 2000 IMCC received $1,500,000 and $1,000,000, respectively, in equity financing for approximately 16% (fully diluted) ownership of IMCC. The investors, Trust Company of the West and certain private individuals, also received warrants to purchase 1,666,665 shares of common stock in the Company. In connection with the same arrangement, in April 2000, the Company received another $100,000 for approximately 0.5% (fully diluted) ownership of IMCC. The investor also received warrants for 66,667 shares of common stock in the Company.

The Company's total cash and cash equivalents on June 30, 2000 were $0 compared to $882,000 on June 30, 1999.

Net cash used in operating activities during the three months ended June 30, 2000 was $1,123,000, compared to net cash used by operating activities of $756,000 for the same period last year, an increase of $367,000. The higher net cash used in operating activities during the current period was to a great extent due to the higher net loss before minority interest of $1,263,000 compared to $1,040,000 for the same period last year. Operating activities outflows for the three months ended June 30, 2000 included the increase in accounts receivable by $679,000 and the increase in deposits by $50,000. Operating activities inflows for the three months ended June 30, 2000 included an increase in accounts payable and deferred revenues by $555,000 and $75,000, respectively, and a decrease in capitalized production cost by $156,000.

Investing activities used $261,000 during the three months ended June 30, 2000. During the three months ended June 30, 1999, investing activities provided $132,000. The investment expenditures for the current period were primarily in respect of renovation expenditure for the Company's office. For accounting purposes, the JSA Acquisition discussed above was treated as a re-capitalization of JSA with JSA as the acquirer (reverse acquisition). As a result, a "re-capitalization" inflow of $185,000 was recognized during the three months ended June 30, 1999.

Financing activities provided approximately $133,000 during the three months ended June 30, 2000. The inflows were primarily the $100,000 received for the sale of shares in IMCC and the bank overdraft of $52,000. Financing activities provided $1,421,000 during the three months ended June 30, 1999, which was primarily the balance of the net proceeds of $3,320,000 from the April 1999 private placement mentioned above, after repaying $1,800,000 of the $2,739,594 bank line of credit. The Company also repaid approximately $13,000 and $94,000 towards a note held by one of its vendors during the three months ended June 30, 2000 and June 30, 1999, respectively.

The present operations and new capital of the Company and its subsidiaries are not expected to generate sufficient cash inflow for its current activities and new interactive marketing, business to business venture and it will have to rely upon additional external financing sources to meet its cash requirements. Management will continue to seek additional funding in the form of equity or debt, or a combination thereof to meet its cash requirements. However, there is no guarantee that it will raise sufficient capital to execute its business plan. In the event that the Company is unable to raise sufficient capital, its business plan will have to be substantially modified and its operations curtailed or suspended. In view of the limited capital resources available, management is assessing on a continuing basis its business plan and is actively pursuing strategic alliances and/or a sale of parts of the Company's business.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. EQUITY SECURITIES ISSUED DURING THE THREE MONTHS ENDED JUNE 30, 2000:

In April 2000, the Company issued warrants to purchase 66,667 shares of common stock exercisable at $1.00 per share to as part of the consideration for the $100,000 for 10 shares in IMMC

In June 2000, the Company issued 90,000 shares of common stock in the Company to a director for consulting services provided in the 2000 fiscal year. This expense was recorded in the 2000 fiscal year.

In June 2000, the Company issued 15,000 shares of common stock in the Company to a director as compensation.

All such issuances were made to accredited investors pursuant to Section 4(2) of the Securities Act 1933, as amended.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

As of June 30, 2000, the Company was in default of interest payments totaling $45,500 on the $1.5 million 3-year term loan from Bastion Capital Fund LP.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS

        None

(B)     FINANCIAL DATA SCHEDULE

        Exhibit 27

(C)     REPORTS ON FORM 8-K

        No reports were filed during the quarter ended June 30, 2000.

                                    SIGNATURE

     Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NUMEX CORPORATION

                                      By  /s/ JEFFREY A STERN
                                         -------------------------------------
                                         President & Chief Executive Officer

                                          /s/ FELIX TELADO
                                         -------------------------------------
                                         Chief Financial Officer

Dated:  August 14, 2000