Form 10QSB
period 2000-09-30
NUMEX CORP
filed 2000-11-14
CIK 318716

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                FOR THE TRANSITION PERIOD FROM _______ TO _______


                          COMMISSION FILE NUMBER 0-7722


                            INTERNETMERCADO.COM, INC.

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

               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                NUMEX CORPORATION
                           (FORMER NAME OF REGISTRANT)

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

Registrant had 16,650,601 shares of Common Stock, $.10 par value per share, outstanding as of November 6, 2000.

Transitional Small Business Disclosure Format: YES / / NO /X/

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    INTERNETMERCADO.COM, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                          September 30
                                                              2000          March 31
                                                          (Unaudited)         2000
                                                          ------------    ------------
ASSETS

Current assets
   Cash                                                   $    225,849    $  1,252,317
   Accounts receivable, net of allowance
      for doubtful accounts of $20,242
      and $20,242, respectively                                730,924         417,071
   Capitalized production costs                                214,388         262,148
                                                          ------------    ------------
Total current assets                                         1,171,161       1,931,536

Property and equipment, net of accumulated
   depreciation and amortization
   of $259,441 and $225,198, respectively                      641,513         420,407
Goodwill, net of amortization of $43,789
   and $21,895 respectively                                    306,526         350,315
Deferred loan cost, net                                         87,000         105,000
Deposits                                                        90,961          41,441
Other assets                                                    14,591          32,545
                                                          ------------    ------------
   Total Assets                                           $  2,311,752    $  2,881,244
                                                          ============    ============
LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities
   Accounts payable                                       $  1,764,184    $    982,386
   Accrued expenses                                             29,204          23,652
   Due to a shareholder                                        140,000               0
   Deferred revenues                                           896,795         541,888
   Current portion of note payable                              83,766          96,869
   Current portion of capital lease obligations                 28,199          28,199
                                                          ------------    ------------
Total current liabilities                                    2,942,148       1,672,994
                                                          ------------    ------------
Long-term portion of notes payable                           2,439,594       2,439,594

Other liabilities                                                    0         146,400

Capital lease obligations, net of current portion               72,251         108,582
                                                          ------------    ------------
Total liabilities                                            5,453,993       4,367,570
                                                          ------------    ------------
Minority interest                                              419,061         743,894
                                                          ------------    ------------
Shareholders' deficit
   Preferred stock; $1.00 par value,                           104,900         115,600
      15,000,000 shares authorized
      115,600 shares issued and
      outstanding at March 31, 2000; 104,900
      shares issued and outstanding at
      September 30, 2000
   Common stock, $0.10 par value, 50,000,000                 1,670,845       1,633,680
      shares authorized;
      16,414,309 shares issued
      and 16,336,800 outstanding at March 31,
      2000; 16,708,438 shares issued and
      16,630,929 outstanding at
      September 30, 2000
   Additional paid-in-capital                                9,044,088       8,724,684
   Accumulated deficit                                     (14,285,885)    (12,608,934)
   Treasury stock, at cost, 77,509 shares
      at March 31, 2000 and September 30, 2000                  (7,750)         (7,750)

   Note Receivable                                             (87,500)        (87,500)
                                                          ------------    ------------
Total shareholders' deficit                                 (3,561,302)     (2,230,220)
                                                          ------------    ------------
                                                          $  2,311,752    $  2,881,244
                                                          ============    ============

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                    INTERNETMERCADO.COM, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                         Three Months Ended                  Six Months Ended
                                                             September 30,                    September 30,
                                                       ----------------------------    ----------------------------
                                                            1999           2000            1999            2000
                                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                       ------------    ------------    ------------    ------------
Net Sales                                              $  1,325,200    $  1,429,156    $  2,806,997    $  3,578,620

Cost of sales                                               836,920       1,141,378       1,956,891       3,047,260
                                                       ------------    ------------    ------------    ------------
Gross profit                                                488,280         287,778         850,106         531,360

Technology and web-site development                               0          50,212               0         248,785

Selling, general and administration expenses              1,152,893         869,764       2,587,130       2,145,533
                                                       ------------    ------------    ------------    ------------
Loss from operations                                       (664,613)       (632,198)     (1,737,024)     (1,862,958)
                                                       ------------    ------------    ------------    ------------
Other income (expense)
   Other income                                                   0         (38,836)         55,000          16,836
   Interest expense, net                                    (34,162)        (67,252)        (56,552)       (155,662)
                                                       ------------    ------------    ------------    ------------
Total other expense                                         (34,162)       (106,088)         (1,552)       (138,826)
                                                       ------------    ------------    ------------    ------------
Loss before minority interest                              (698,775)       (738,286)     (1,738,576)     (2,001,784)

Minority interest in loss of consolidated subsidiary              0          84,495               0         324,833
                                                       ------------    ------------    ------------    ------------
Net loss                                                   (698,775)       (653,791)     (1,738,576)     (1,676,951)

Cumulative dividend on preferred stock                            0          65,563               0          65,563
Deemed dividend on cumulative preferred stock                     0               0       1,728,107               0
                                                       ------------    ------------    ------------    ------------
Net loss applicable to common stock                    $   (698,775)   $   (719,354)   $ (3,466,683)   $ (1,742,514)
                                                       ============    ============    ============    ============
Basic and diluted loss per common share                $      (0.05)   $      (0.04)   $      (0.24)   $      (0.11)
                                                       ============    ============    ============    ============
Weighted average number of common shares
outstanding used to calculate basic and diluted
loss per common share                                    15,068,508      16,453,256      14,610,512      16,453,256
                                                       ============    ============    ============    ============

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                    INTERNETMERCADO.COM, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               For the Six months
                                                              ended September 30th
                                                              1999            2000
                                                           (Unaudited)     (Unaudited)
                                                          ------------    ------------
Cash flows from operating activities
   Net loss                                               $ (1,738,576)   $ (1,676,951)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                           69,865         112,653
        Minority interest's share of loss in subsidiary              0        (324,833)
        Employee compensation paid in common stock             120,978               0
        Officer compensation paid in common stock                    0          22,969
        Finder's fee paid in common stock                      371,094               0
        Loan Interest paid in common stock                                      76,500

     Changes in operating assets and liabilities:
        Accounts receivable                                   (191,769)       (295,899)
        Capitalized production costs                           (33,604)         47,760
        Deferred loan cost                                           0          18,000
        Accounts payable and accrued expenses                  252,256         927,351
        Deferred revenues                                     (405,307)        354,907
        Deposits                                                (4,436)        (49,520)
                                                          ------------    ------------
Net cash provided used in operating activities              (1,559,499)       (787,063)
                                                          ------------    ------------
Cash flows from investing activities
   Purchase of trade-mark                                      (12,000)              0
   Purchase of fixed assets                                    (47,873)       (289,970)

   Acquisition of business                                     185,441               0
                                                          ------------    ------------
Net cash provided by (used in) investing activities            125,568        (289,970)
                                                          ------------    ------------
Cash flows from financing activities
   Repayment on bank line of credit                         (1,800,000)              0
   Repayment on note payable                                   (94,250)        (13,103)
   Payments for obligations under capital leases                (9,230)        (36,332)
   Proceeds from issue of common stock in subsidiary                 0         100,000
   Net proceeds from issue of preferred stock                3,319,500               0
   Net proceeds from exercise of warrants                        1,875               0
                                                          ------------    ------------
Net cash provided by financing activities                    1,417,895          50,565
                                                          ------------    ------------
Net decrease in cash                                           (16,036)     (1,026,468)

Cash, at beginning of the period                                85,086       1,252,317
                                                          ------------    ------------
Cash, at end of period                                    $     69,050    $    225,849
                                                          ============    ============


       SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ORGANIZATION AND BUSINESS

InternetMercado.com, Inc. (the "Company") was incorporated under the laws of the State of Delaware in August 1980. The Company changed its name from Numex Corporation to InternetMercado.com, Inc. on September 27, 2000.

The Company provides direct marketing services targeting the US Hispanic community as well as retention marketing programs for major marketers. The Company's clients include national and regional advertisers who are focused on the Hispanic market. The Company's programs are built around its proprietary door-to-door distribution program, La Bolsita, and its publications. La Bolsita (translation: the little bag) reaches close to three million Hispanic households across the US, as determined by a sophisticated analysis of census tract data. This distribution program provides opportunities for marketers to distribute coupons, retail inserts and product samples on a door-to-door basis.

The Company also specialized in high-impact print and electronic communications programs that are custom designed to meet each client's unique marketing objectives. Since 1990, the Company has successfully focused on the areas of technology, entertainment, healthcare and retail by creating and publishing value-added custom publishing programs that attract new customer and enrich and enhance relationships with existing customers for major marketers. Each program focuses on retention marketing and is designed to help build customer loyalty. The Company has demonstrated an ability to grow with its clients as well as develop new products and clients.

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

The unaudited consolidated condensed financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. All of the financial statements were prepared on the accrual basis of accounting. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31,

2001. For further information, refer to the audited financial statements of the Company for the year ended March 31, 2000 in its Form 10KSB.

NOTE 2 - RELATED PARTY

The Company is negotiating with a company related to a director of the Company for the assignment of the remaining term of a sub-lease for one of the Company's office premises and the Company had received a deposit of $140,000, from the director.

NOTE 3 - EARNINGS PER SHARE

During the three-month period September 30, 2000 and 1999, the Company incurred a loss from operations. Accordingly, all potentially dilutive incremental shares are anti-dilutive and were therefore excluded from the computations of EPS.

NOTE 4 - GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had recurring losses, has periodically experienced significant continuing liquidity problems, and has financed its operations from the sale of its securities and short/long term debt. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

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

INTRODUCTION:

The Company changed its name from Numex Corporation to InternetMercado.com, Inc. on September 27, 2000.

On April 12, 1999, InternetMercado.com, Inc. (the "Company") acquired all of the outstanding stock of Jeffrey A. Stern & Associates, Inc. ("JSA"), in exchange for 3,046,875 shares of common stock in the Company (the "JSA Acquisition"). For accounting purposes, the JSA Acquisition is treated as a re-capitalization of JSA with JSA as the acquirer (reverse acquisition). Accordingly, the discussion below provides information solely with respect to the results of operations of JSA. In connection with the JSA Acquisition, JSA acquired the minority interest in JSA Communications, LLC in exchange for 106.09 shares in JSA. JSA Communications LLC was subsequently merged with JSA. This transaction resulted in goodwill of $437,893 being recorded in JSA's books.

JSA, which provides distributing and publishing services to various commercial customers throughout the United States, was the remaining operating entity after the merger. JSA is also engaged in publishing, circulating and selling advertisements in its own print publications. Following the JSA Acquisition, the Company also started the development of an e-commerce web site, with the intention of leveraging its existing expertise in the Hispanic print market on to the Internet. In the process of developing the e-commerce web site, the Company realized that its principal strength is as an intermediary, helping other Internet companies reach the Hispanic market. In view of this, the Company is now attempting to provide business-to-business solutions that provide marketers with scalable customer acquisition solutions in the US Hispanic Market. The Company acts as an intermediary by planning and implementing integrated media campaigns and interactive marketing solutions that target on-line and off-line Hispanic consumers on a turnkey basis. So as to facilitate the management of and the raising of capital for the interactive marketing venture using the new media, a new subsidiary, InternetMercado Commerce Corporation ("IMCC") was formed on November 3, 1999.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:

Net sales for the six months ended September 30, 2000 and September 30, 1999 were $3,578,620 and $2,806,997, respectively. Net sales for the three months ended September 30, 2000 and September 30, 1999 were $1,429,156 and $1,325,200, respectively. The increases in net sales for the six months ended September 30, 2000 and the three months ended September 30, 2000 compared to corresponding periods in the previous fiscal years of $771,623 and $103,956, respectively, were attributed mainly to higher revenues from the Company's publishing business.

Cost of sales were $3,047,260 and $1,956,891 for the six months ended September 30, 2000 and September 30, 1999. As a percentage of revenues, cost of sales for these periods accounted for 85.2% and 69.7% of net sales, respectively. The higher cost of sales percentage resulted in gross profit of $531,360 for the six months ended September 30, 2000, which was $318,746 lower than the gross profit of $850,106 for the same period last year.

Cost of sales were $1,141,378 and $836,920 for the three months ended September 30, 2000 and September 30, 1999, respectively. As a percentage of revenues, cost of sales for the three months ended September 30, 2000 and September 30, 1999 accounted for 79.9% and 63.2% of net sales, respectively. The higher cost of sales percentage for the current period resulted in the gross profit of $287,778 for the current period to be $200,502 lower than the gross profit of $488,280 for the same period last year.

The main expenditures that caused the high cost of sales in six and three months periods ended September 30, 2000, when compared to the corresponding periods last year, were the expenses incurred in the development of the InternetMercado Magazine and the proprietary advertising and media programs introduced in the previous year, which have not yet produced significant margins.

Selling and general and administration expenses decreased $441,597 or 17.1% for the six months ended September 30, 2000 when compared to the same period last year. For the three months ended September 30, 2000, these expenses decreased $283,129 or 25.0% when compared to the same period last year. The decreases were primarily due to one-time expenses incurred in fiscal year 2000, in respect of the JSA Acquisition and a private placement of equity security, including finder's and legal fees and certain employee compensation. The employee compensation included the value of the shares of common stock of JSA that were issued to certain employees of JSA prior to the JSA Acquisition and the salaries paid to the Company's Non-executive Chairman who resigned his position in August 1999.

Net interest expense for the six months ended September 30, 2000 and September 30, 1999 was $156,662 and $56,552, respectively. Net interest expense for the three months ended September 30, 2000 was $67,252 compared to $34,162 for same period last year. The higher interest expense for the fiscal year 2000 periods was principally due to interest on the $1.5 million 3-year term loan that the Company borrowed from Bastion Capital Fund LP on November 3, 1999.

During the six months ended September 30, 1999 the Company recorded a deemed dividend of $1,728,107 on the 144,000 shares of Series B Preferred Stock issued in private placement completed on April 12, 1999. This amount represents the difference between the issue price of the shares of preferred stock and the market value of the shares of common stock issuable upon conversion of the shares of preferred stock, assuming that the shares of preferred stock were converted into shares of common stock on the date of the private placement. The Company also recorded cumulative dividend of $65,563 due to Series B Preferred Stockholders.

The minority interest's share of the loss incurred by IMCC for the six months and three months ended September 30, 2000 was $324,833 and $84,495, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had recurring losses, has periodically experienced significant continuing liquidity problems, and has financed its operations from the sale of its securities and short/long term debt. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern.

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

The Company's total cash and cash equivalents on September 30, 2000 was $225,849 compared to $69,050 on September 30, 1999.

Net cash used in operating activities during the six months ended September 30, 2000 was $787,063 compared to net cash used by operating activities of $1,559,499 for the same period last year, a decrease of approximately $772,000. The lower net cash used was primarily due to an increase in accounts payable by $675,095 and Deferred Revenues by $760,214. Operating activities outflows for the six months ended September 30, 2000 included the increase in accounts receivable by $104,130, the increase in deposits by $45,084 and the IMCC's minority interest's share of net loss of $324,833.

Investing activities used $289,970 during the six months ended September 30, 2000. During the six months ended September 30, 1999, investing activities used $125,568. The investment expenditures for the current period were primarily in respect of leasehold improvements expenditure for the Company's office. For accounting purposes, the JSA Acquisition discussed above was treated as a re-capitalization of JSA with JSA as the acquirer (reverse acquisition).

Financing activities provided $50,565 during the six months ended September 30, 2000. The inflows were primarily the $100,000 received for the sale of shares in IMCC. Financing activities provided $1,417,895 during the six months ended September 30, 1999, which was primarily the balance of the net proceeds of $3,319,500 from the April 1999 private placement mentioned above, after repaying $1,800,000 of the $2,739,594 bank line of credit. The Company also repaid $13,103 and $94,250 towards a note held by one of its vendors during the six months ended September 30, 2000 and September 30, 1999, respectively.

In September, 2000 the Company amended its Certificate of Incorporation, increasing its authorized shares of Common Stock, $0.10 par value per share, from 20,000,000 to 50,000,000 shares, and increasing its authorized shares of Preferred Stock, $1.00 par value per share, from 10,000,000 to 15,000,000 shares.

The present operations and existing capital of the Company and its subsidiaries are not expected to be sufficient to fund its current activities and new interactive marketing, business to business venture. Accordingly, the Company will have to rely upon additional external financing sources to meet its cash requirements. Management will continue to seek additional funding in the form of equity or debt, or a combination thereof to meet its cash requirements. However, there is no guarantee the Company will raise sufficient capital to execute its business plan. In the event that the Company is unable to raise sufficient capital, its business plan will have to be substantially modified and its operations curtailed or suspended. In view of the limited capital resources available, management is assessing on a continuing basis its business plan and is actively pursuing strategic alliances and/or a sale of parts of the Company's business.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. EQUITY SECURITIES ISSUED DURING THE SIX MONTHS ENDED SEPTEMBER 30, 2000:

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

In September 2000, the Company issued 88,302 shares of common stock in the Company to Bastion Capital Fund L.P. as loan interest payment.

All such issuances were made to accredited investors pursuant to Section 4(2) of the Securities Act 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS

        None

(B)     FINANCIAL DATA SCHEDULE

        Exhibit 27

(C)     REPORTS ON FORM 8-K

        No reports were filed during the quarter ended September 30, 2000.

                                   SIGNATURE

     Pursuant to the requirements of Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INTERNETMERCADO.COM, INC.

                                  By  /s/ JEFFREY A STERN
                                     -----------------------------------
                                     President & Chief Executive Officer

                                      /s/ FELIX TELADO
                                     -----------------------------------
                                      Chief Financial Officer

Dated: November 14, 2000