Form 10QSB
period 2000-12-31
NUMEX CORP
filed 2001-02-14
CIK 318716

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

Registrant had 17,329,181 shares of Common Stock, $.10 par value per share, outstanding as of February 8, 2001

Transitional Small Business Disclosure Format: YES  / /   NO  /X/

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   INTERNETMERCADO.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                               March 31             December 31
                                                                                                 2000                  2000
                                                                                                 ----               (Unaudited)
                                                                                                                    -----------
              ASSETS
              Current assets
                   Cash                                                                         $ 1,252,317       $ 137,011
                   Accounts receivable, net of allowance for doubtful
                     accounts of $20,242 and $20,242, respectively                                  417,071         328,378
                   Capitalized production costs                                                     262,148          14,152
                                                                                              --------------   -------------

              Total current assets                                                                1,931,536         479,541

              Property and equipment, net of accumulated
                   depreciation and amortization of $225,198 and $310,482, respectively             420,407         598,299
              Goodwill, net of amortization of $87,578 and $153,262 respectively                    350,315         284,631
              Deferred loan cost, net                                                               105,000          78,000
              Deposits                                                                               41,441          90,961
              Other assets                                                                           32,545          37,665

                                                                                              --------------   -------------

                   Total Assets                                                                 $ 2,881,244     $ 1,569,097
                                                                                              ==============   =============

              LIABILITIES AND SHAREHOLDER'S DEFICIT

              Current liabilities
                   Accounts payable                                                               $ 982,386     $ 1,451,251
                   Accrued expenses                                                                  23,652          29,704
                   Due to a shareholder                                                                   0         140,000
                   Deferred revenues                                                                541,888         609,436
                   Current portion of note payable                                                   96,869          73,766
                   Current portion of capital lease obligations                                      28,199          23,462
                                                                                              --------------   -------------

              Total current liabilities                                                           1,672,994       2,327,619
                                                                                              --------------   -------------

              Long-term portion of notes payable                                                  2,439,594       2,439,594

              Other liabilities                                                                     146,400               0

              Capital lease obligations, net of current portion                                     108,582          92,090
                                                                                              --------------   -------------

              Total liabilities                                                                   4,367,570       4,859,303
                                                                                              --------------   -------------

              Minority interest                                                                     743,894         446,786
                                                                                              --------------   -------------

              Shareholders' deficit
                   Preferred stock; $1.00 par value, 15,000,000 shares authorized                   115,600         104,900
                     115,600 shares issued and outstanding at March 31, 2000; 104,900 shares issued and outstanding at December 31, 2000
                   Common stock, $0.10 par value, 50,000,000 shares authorized;                   1,633,680       1,676,915
                     16,414,309 shares issued and 16,336,800 outstanding at March 31, 2000;
                     16,769,141 shares issued and 16,691,632 outstanding at December 31, 2000
                   Additional paid-in-capital                                                     8,724,684       9,083,518
                   Accumulated deficit                                                          (12,608,934)    (14,507,075)
                   Treasury stock, at cost, 77,509 shares at March 31, 2000 and December 31,         (7,750)         (7,750)
                     2000
                   Note Receivable                                                                  (87,500)        (87,500)
                                                                                              --------------   -------------

              Total shareholders' deficit                                                        (2,230,220)     (3,736,993)
                                                                                              --------------   -------------

                                                                                                $ 2,881,244     $ 1,569,097
                                                                                              ==============   =============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   INTERNETMERCADO.COM, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                     Three Months Ended December 31              Nine Months Ended December 31
                                                    -------------------------------------   -------------------------------------
                                                       1999                  2000                 1999               2000
                                                    (Unaudited)          (Unaudited)           (Unaudited)       (Unaudited)
                                                    -------------------------------------   -------------------------------------
Net Sales                                               $2,062,176            $1,498,707           $4,869,136         $5,077,327

Cost of sales                                            2,598,465             1,131,598            4,555,356          4,178,858
                                                    ---------------   -------------------   ------------------   ----------------

Gross profit                                              (536,289)              367,109              313,780            898,469

Selling, general and administration expenses               888,489               471,384            3,475,619          2,865,703
                                                    ---------------   -------------------   ------------------   ----------------

Loss from operations                                    (1,424,778)             (104,275)          (3,161,839)        (1,967,234)
                                                    ---------------   -------------------   ------------------   ----------------

Other income (expense)
      Other income                                               0                (3,336)              55,000             13,500
      Loss on disposal of fixed assets                                                                                    (3,128)
      Interest expense, net                                (63,284)              (82,725)            (119,836)          (238,387)
                                                    ---------------   -------------------   ------------------   ----------------

Total other expense                                        (63,284)              (86,061)             (64,836)          (228,015)
                                                    ---------------   -------------------   ------------------   ----------------

Loss before minority interest                           (1,488,062)             (190,336)          (3,226,675)        (2,195,249)

Minority interest in loss of consolidated subsidiary       110,117                27,725              110,117            297,108
                                                    ---------------   -------------------   ------------------   ----------------

Net loss                                                (1,377,945)             (162,611)          (3,116,558)        (1,898,141)

Cumulative dividend on preferred stock                           0                     0                    0             65,563
Deemed dividend on cumulative preferred stock                    0                     0            1,728,107                  0
                                                    ---------------   -------------------   ------------------   ----------------

Net loss applicable to common stock                   $ (1,377,945)           $ (162,611)        $ (4,844,665)      $ (1,963,704)
                                                    ===============   ===================   ==================   ================


Basic and diluted loss per common share                    $ (0.09)              $ (0.01)             $ (0.32)           $ (0.12)
                                                    ===============   ===================   ==================   ================

Weighted average number of common shares
outstanding used to calculate basic and diluted
loss per common share                                   15,068,508            16,655,849           15,068,508         16,521,032
                                                    ===============   ===================   ==================   ================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                INTERNETMERCADO.COM, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    For the Nine months
                                                                                     Ended December 31
                                                                            ------------------------------------
                                                                                  1999              2000
                                                                               (Unaudited)       (Unaudited)
                                                                            ------------------------------------
Cash flows from operating activities
       Net loss                                                                   $(3,116,558)     $ (1,898,141)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
               Depreciation and amortization                                          101,866           137,653
               Loss on sale of fixed assets                                                 0             3,128
               Minority interest's share of loss in subsidiary                       (110,117)         (297,108)
               Employee compensation paid in common stock                             121,074                 0
               Officer compensation paid in common stock                                    0            22,969
               Finder's fee paid in common stock                                      371,094                 0
               Loan Interest paid in common stock                                           0           122,000
               Deferred loan cost                                                           0            27,000
           Changes in operating assets and liabilities:
               Accounts receivable                                                   (610,174)           83,573
               Capitalized production costs                                           101,720           247,996
               Accounts payable and accrued expenses                                  274,650           614,917
               Deferred revenues                                                       53,778            67,548
               Deposits                                                               (44,645)          (49,520)
                                                                            ------------------------------------

Net cash used in operating activities                                              (2,857,312)         (917,985)
                                                                            ------------------------------------

Cash flows from investing activities
       Purchase of trade-mark                                                         (12,245)                0
       Purchase of fixed assets                                                       (65,445)         (263,186)
       Proceeds from sale of fixed assets                                                   0            10,196
       Debt issued to employees                                                       (11,767)                0
       Acquisition of business                                                        185,441                 0
                                                                            ------------------------------------

Net cash provided by (used in) investing activities                                    95,984          (252,990)
                                                                            ------------------------------------

Cash flows from financing activities
       Proceeds from note payable                                                   1,380,000                 0
       Repayment on bank line of credit                                            (1,800,000)                0
       Debt received from officers                                                    100,000                 0
       Repayment on note payable                                                     (119,546)          (23,103)
       Payments for obligations under capital leases                                  (14,949)          (21,228)
       Proceeds from issue of common stock in subsidiary                                    0           100,000
       Net proceeds from issue of preferred stock                                   3,319,500                 0
       Net proceeds from exercise of warrants                                           1,875                 0
                                                                            ------------------------------------

Net cash provided by financing activities                                           2,866,880            55,669
                                                                            ------------------------------------

Net increase (decrease) in cash                                                       105,552        (1,115,306)

Cash, at beginning of the period                                                       85,086         1,252,317
                                                                            ------------------------------------

Cash, at end of period                                                              $ 190,638         $ 137,011
                                                                            ====================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ORGANIZATION AND BUSINESS

InternetMercado.com, Inc. (the "Company") was incorporated under the laws of the State of Delaware in August 1980. The Company changed its name from Numex Corporation to InternetMercado.com, Inc. on September 27, 2000.

JEFFREY A STERN & ASSOCIATES, INC. ("JSA")

JSA, a wholly owned subsidiary of the Company, is a direct response company that specializes in the marketing of products and services to the US Hispanic consumer markets. It serves as an in-culture mediary by planning and implementing direct response campaigns for proprietary and third party client products. JSA's clients include national and regional advertisers who are focused on the Hispanic market. JSA's programs are built around its proprietary door-to-door distribution program, La Bolsita (translation: the little bag).

JSA also creates and publishes value-added custom publishing programs for major marketers. Each program focuses on retention marketing and is designed to help build customer loyalty. Since 1990, the Company has successfully focused on the areas of technology, entertainment, healthcare and retail. It has demonstrated an ability to grow with its clients as well as develop new products and clients.

INTERNETMERCADO COMMERCE CORPORATION ("IMCC"):

IMCC is a majority owned subsidiary of the Company. The business objective of IMCC is to sell business-to-business solutions that provide marketers with scalable customer acquisition solutions in the US Hispanic Market. In 2001, IMCC will attempt to leverage the awareness and reputation of La Bolsita among consumers and advertisers to launch "LaBolsita.com," an online version of the offline direct marketing program which will incorporate monthly savings newsletters and data gathering service promoting unique online offers and coupon usage to online consumers in the US and Mexico.

Management believes that IMCC has an opportunity to capitalize on the Company's media presence in the Hispanic market to leverage its marketing solutions for its clients. The Hispanic market is one of the fastest-growing market in the US because of population growth and employment gains. The Selig Center for Economic Growth estimates US Hispanic spending would reach $452.4 billion in 2001, with growth since 1990 of 118%. In the same period the overall US buying power grew 70.4%. The US Hispanic market is also the fastest growing internet and e-commerce segments of the US market. Forrester Research estimates that at the end of 2000, approximately 43% of U.S. Hispanic households own computers. A study by the Tomas Rivera Policy Institute estimates that 43% of US Hispanic internet users buy products online, and on the average spend $139 each time.

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

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Regulation S-B. All significant inter-company accounts and transactions have been eliminated in consolidation.

The unaudited consolidated condensed financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. All of the financial statements were prepared on the accrual basis of accounting. In the opinion of the management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the audited financial statements of the Company for the year ended March 31, 2000 in its Form 10KSB.

NOTE 2 - RELATED PARTY

The Company is the process of finalizing its negotiation with a company related to a director of the Company for the assignment of the remaining term of a sub-lease for one of the Company's office premises. The Company had received a deposit of $140,000.

NOTE 3 - EARNINGS PER SHARE

During the three-month and the nine-month period December 31, 2000 and 1999, the Company incurred a loss from operations. Accordingly, all potentially dilutive incremental shares are anti-dilutive and were therefore excluded from the computations of EPS.

NOTE 4 - GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has had recurring losses, has periodically experienced significant continuing liquidity problems, and has financed its operations from the sale of its securities and short/long term debt. As a result of these factors, the Company's independent certified public accountants have expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans to address this situation are described previously.

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

JSA, which provides direct-response distribution and custom publishing services to various commercial customers throughout the United States, was the remaining operating entity after the merger. JSA is also engaged in publishing; circulating and selling advertisements in its own print publications. The Company has also ventured into the internet business and had on November 3, 1999 formed a new subsidiary, InternetMercado Commerce, Corporation ("IMCC"). IMCC is attempting to provide business-to-business solutions to marketers scalable customer acquisition solutions, targeting both on-line and off-line Hispanics.

Accordingly, the discussion below provides information solely with respect to the results of operations of JSA and InternetMercado Commerce Corporation formed on November 3, 1999.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999:

Net sales for the nine months ended December 31, 2000 and December 31, 1999 were $5,077,327 and $4,86,136, respectively. Net sales for the three months ended December 31, 2000 and December 31, 1999 were $1,498,707 and $2,062,176, respectively. The increases in net sales for the nine months ended December 31, 2000 of $208,191 was attributed mainly to increase in revenues from the Company's publishing business. The drop in net sales of $563,469 between the three months ended December 31, 2000 and December 31, 1999 was due to lower distribution sales.

Cost of sales were $4,178,858 and $4,555,356 for the nine months ended December 31, 2000 and December 31, 1999. As a percentage of revenues, cost of sales for these periods accounted for 82.3% and 93.6% of net sales, respectively. The gross profit margin improved by 11.3% in 2000. The improved margin was attributed to higher margin from the Company's custom publishing business and the absence, in 2000, of development expenses incurred in 1999 for a new publication, InternetMercado magazine.

Cost of sales were $1,131,598 and $2,598,465 for the three months ended December 31, 2000 and December 31, 1999, respectively. As percentages of net sales, cost of sales for the three months ended December 31, 2000 and December 31, 1999 were 75.5% and 126.0%, respectively. The higher cost of sales percentage for the 1999 period resulted in the gross loss of $536,289 and was attributed mainly to development expenses incurred for a new publication, InternetMercado magazine.

Selling and general and administration expenses decreased $609,916 or 17.5% for the nine months ended December 31, 2000 when compared to the same period last year. The decreases were primarily due to one-time expenses incurred in 1999 with respect to the JSA Acquisition and a private placement of equity security, including finder's and legal fees and certain employee compensation. The employee compensation included the value of the shares of common stock of JSA that were issued to certain employees of JSA prior to the JSA Acquisition and the salaries paid to the Company's Non-executive Chairman who resigned his position in August 1999. In view of its limited cash resources, the

Company had taken certain cost cutting measures and for the three months ended December 31, 2000, selling and general and administration expenses decreased $417,105 or 46.9% when compared to the same period last year.

Net interest expense for the nine months ended December 31, 2000 and December 31, 1999 was $238,387 and $119,836, respectively. Net interest expense for the three months ended December 31, 2000 was $82,725 compared to $63,284 for same period last year. The higher interest expense for the 2000 periods was principally due to interest on the $1.5 million 3-year term loan that the Company borrowed from Bastion Capital Fund LP on November 3, 1999.

During the nine months ended December 31, 1999 the Company recorded a deemed dividend of $1,728,107 on the 144,000 shares of Series B Preferred Stock issued in private placement completed on April 12, 1999. This amount represents the difference between the issue price of the shares of preferred stock and the market value of the shares of common stock issuable upon conversion of the shares of preferred stock, assuming that the shares of preferred stock were converted into shares of common stock on the date of the private placement. In 2000, the Company recorded undeclared cumulative dividend of $65,563 due to Series B Preferred Stockholders.

The minority interest's share of the loss incurred by IMCC for the nine months and three months ended December 31, 2000 was $297,108 and $27,725, respectively

LIQUIDITY AND CAPITAL RESOURCES:

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

In February and March, 2000 IMCC received $1,500,000 and $1,000,000, respectively, in equity financing for approximately 16% (fully diluted) ownership of IMCC. The investors, Trust Company of the West and certain private individuals, also received warrants to purchase 1,666,665 shares of common stock in the Company. In connection with the same arrangement, in April 2000, the Company received another $100,000 for approximately 0.5% (fully diluted) ownership of IMCC. The investor also received warrants for 66,667 shares of common stock in the Company. None of the warrants mentioned have been exercised.

The Company's total cash and cash equivalents on December 31, 2000 were $137,010 compared to $190,638 on December 31, 1999.

Net cash used in operating activities during the nine months ended December 31, 2000 was $917,985 compared to $2,857,312 for the same period last year, a decrease of $1,939,327. The lower net cash used was primarily due to the lower net loss incurred in 2000, which was $1,218,417 less than in 1999. Other factors that contributed to the lower net cash used in operations were the reduction in accounts receivables and capitalized production cost by $693,747 and $146,276, respectively, and the increase in accounts payable by $340,267.

Investing activities used $252,991 during the nine months ended December 31, 2000. During the nine months ended December 31, 1999, investing activities provided $95,984. The investment expenditures for the current period were primarily in respect of renovation expenditure for the Company's office.

Financing activities provided $55,669 during the nine months ended December 31, 2000. The inflows were primarily the $100,000 received for the sale of shares in IMCC. Financing activities provided $2,866,880 during the nine months ended December 31, 1999, which were primarily the balance of the net proceeds of $3,319,500 from the April 1999 private placement mentioned above, after repaying $1,800,000 of the $2,739,594 bank line of credit, and the net proceeds of $1,380,000 from the $1.5 million note issued to Bastion Capital Fund L.P.

In September, 2000 the Company amended its Certificate of Incorporation, increasing its authorized shares of Common Stock, $0.10 par value per share, from 20,000,000 to 50,000,000 shares, and increasing its authorized shares of Preferred Stock, $1.00 par value per share, from 10,000,000 to 15,000,000 shares.

The present operations and existing capital of the Company and its subsidiaries are not expected to be sufficient to fund its current activities and new interactive marketing, business to business venture. Accordingly, the Company will have to rely upon additional external financing sources to meet its cash requirements. Management will continue to seek additional funding in the form of equity or debt, or a combination thereof to meet its cash requirements. However, there is no guarantee the Company will raise sufficient capital to execute its business plan. In the event that the Company is unable to raise sufficient capital, its business plan will have to be substantially modified and its operations curtailed or suspended. In view of the limited capital resources available, management is assessing its business plans on a continuing basis and is actively pursuing strategic alliances and/or a sale of parts of the Company's business.

The Company is negotiating with a company related to one of its directors for the Company to assign the remaining portion of the sub-lease for one of its premises. The Company could earn a gain of approximately $120,000 from the assignment.


                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. EQUITY SECURITIES ISSUED DURING THE NINE MONTHS ENDED DECEMBER 31, 2000:

In April 2000, the Company issued warrants to purchase 66,667 shares of common stock exercisable at $1.00 per share as part of the consideration from the Company for the $100,000 investment received for 10 shares in IMMC.

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

In October 2000, the Company issued 19,672 shares of common stock in the Company to Bastion Capital Fund L.P. as loan interest payment.

In December 2000, the Company issued 41,031 shares of common stock in the Company to Bastion Capital Fund L.P. as loan interest payment.

All such issuances were made to accredited investors pursuant to Section 4(2) of the Securities Act 1933, as amended.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS

        None

(B)     REPORTS ON FORM 8-K

        No reports were filed during the quarter ended December 31, 2000.

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

Dated:  February 14, 2001