Form 10KSB40
period 2001-03-31
INTERNETMERCADO COM INC
filed 2001-07-16
CIK 318716

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                                  ________

                                 FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended  March 31, 2001
                          ------------------------------------------------------

OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________ to __________

                 Commission file Number    0-7722
                                       --------------------

                          NEW CENTURY COMPANIES, INC.
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

                    Delaware                                            061034587
-------------------------------------------------          ----------------------------------------
  (State or other Jurisdiction of Incorporation)             (I.R.S. Employer Identification No.)


              9515 Sorensen Avenue
              Santa Fe Springs, CA                                          90670
-------------------------------------------------          ----------------------------------------
  (Address of Principal Executive Offices)                                (Zip Code)

                                (562) 906-8455
--------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                            Name of Each Exchange
             Title of Each Class                             on Which Registered
             -------------------                             --------------------

---------------------------------------------    -----------------------------------------------

---------------------------------------------    -----------------------------------------------

        Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.10
--------------------------------------------------------------------------------
                               (Title of Class)


--------------------------------------------------------------------------------
                               (Title of Class)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes  X        No________
   -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB. [X]

     State issuer's revenue for its most recent fiscal year $2,884,443
                                                           -------------
     State the aggregate market value of the voting and non-voting common equity held by no-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act.). $13,600,000
                                  -----------

     Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                  ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                          DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ______  No  X
              -------

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 10, 2001, there were
                                                  ------------------------------
48,304,409 shares of common stock issued and outstanding
--------------------------------------------------------

     Transitional Small Business Disclosure Format (check one):

Yes_______   No  X
               -----

                                ACCESSTEL, INC.

                                  FORM 10-KSB

                                     INDEX

                                                                               Page
                                                                               ----

                                    PART I
Item  1.  Description of Business.............................................    1

Item  2.  Description of Properties...........................................    5

Item  3.  Legal Proceedings...................................................    5

Item  4.  Submission of Matters of a Vote of Security Holders.................    5

                                   PART II

Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.................................................    5

Item  6.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................    6

Item  7.  Financial Statements................................................    9

Item  8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................    9

                                  PART III

Item  9.  Directors and Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act...................    9

Item 10.  Executive Compensation..............................................   11

Item 11.  Security Ownership of Certain Beneficial Owners and Management......   11

Item 12.  Certain Relationships and Related Transactions......................   12

Item 13.  Exhibits, List and Reports on Form 8-K..............................   12

Signatures....................................................................   14

Financial Statements..........................................................  F-1

                                    PART I


ITEM 1.   Description Of Business.

     When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

OVERVIEW

     New Century Companies, Inc. (the "Company" or "New Century") was incorporated in the State of Delaware on August 1, 1980 under the name Numex Corporation. On April 12, 1999, the Registrant acquired all of the outstanding stock of Jeffrey A. Stern & Associates, Inc., in exchange for 3,046,875 shares of common stock in the Company (the "JSA Acquisition"). For accounting purposes, the JSA Acquisition is treated as a re-capitalization of JSA with JSA as the acquirer. Pursuant to the terms of the JSA Acquisition the Registrant changed its name to InternetMercado.com, Inc. on September 27, 2000.

RECENT DEVELOPMENTS

     On May 25, 2001, the Company, New Century Acquisition Corp., New Century Remanufacturing, Inc., and certain individual shareholders of New Century Remanufacturing entered into an Agreement and Plan of Merger pursuant to which New Century Acquisition Corp. merged with and into New Century Remanufacturing (the "Merger"). Pursuant to the Merger Agreement, shareholders of New Century Remanufacturing exchanged their shares for shares of common stock of the Registrant. New Century shareholders converted their shares into shares of common stock of the Registrant at the ratio of 833.3333 shares of common stock of the Registrant for each one share of New Century Remanufacturing. For accounting purposes, this Merger is treated as a recapitalization of New Century Remanufacturing, Inc. with New Century Remanufacturing, Inc. as the acquirer. However, since the acquisition was completed after the end of the Registrant's fiscal year, the discussion below provides information with respect to the business operations of New Century Remanufacturing, Inc.

     As part of the Merger, the former director of the Registrant, Jeffrey A. Stern resigned and was replaced by David Duquette and Josef Czikmantori both, of whom were selected by New Century Manufacturing. The former officers of the Registrant, Jeffrey A. Stern and Felix Telado, resigned and were replaced by Messers. Duquette and Czikmantori. The Registrant has assumed the operations of New Century

Remanufacturing and changed its name to New Century Companies, Inc. on June 15, 2001. All references to "New Century", "us", "our" and "the Company" shall refer to New Century Companies, Inc. and its subsidiaries.

OPERATIONS

     Prior to the Merger, the Company provided publishing services and direct marketing services targeting the U.S. Hispanic community. In april 1999, the Company started its internet venture by developing a Hispanic e-commerce web-site and providing business-to-business marketing services to other internet companies wanting to reach the Hispanic market. However, due to the difficulty in raising additional working capital to execute its business plans, the Registrant ceased its marketing and internet operations in February 2001.

     After the Merger on May 25, 2001, the Registrant began the manufacturing, remanufacturing and distribution of large computer numerically controlled ("CNC") horizontal and vertical turning machines. The Company provides rebuilt, retrofit and remanufacturing services for numerous brands of machine tools. The remanufacture of a machine tool, typically consisting of replacing all components, realigning the machine, adding updated CNC capability and electrical and mechanical enhancements, generally takes two to four months to complete. Once completed, a remanufactured machine is a "like new," state-of-the-art machine costing approximately 40%-50% of the price of a new machine. The warranty policy on a remanufactured machine covers all newly manufactured and remanufactured products and generally provides a two-year parts and labor warranty.

     The Registrant manufactures original equipment CNC large turning lathes and attachments under the trade name of "Century Turn". The Registrant also provides rebuilt, retrofit and remanufacturing services predominantly for computer numerically controlled horizontal and vertical turning machines.

     Computer numerically controlled machines use commands from an on-board computer to control the movement of cutting tools and rotation speeds of the part being produced. The computer control enables the operator to program operations such as part rotation, tooling selection and tooling movement for a specific part and then store that program in memory for future use. The machine is able to produce parts while left unattended. Because of this ability, as well as superior speed of operation, a CNC machine is able to produce the same amount of work as several manually controlled machines, as well as reduce the number of operators required. Since the introduction of CNC turning machines, continual advances in computer control technology have allowed for easier programming and additional machine capabilities.

     A vertical turning machine permits the customer to produce larger, heavier and more oddly shaped parts on a machine that uses less floor space when compared to a traditional horizontal turning machine because the spindle and ram are aligned on a vertical plane, with the spindle on the bottom.

     The primary industry segments in which New Century machines are utilized to make component parts are: power generation for turbines, aerospace for jet engines, and component parts for the energy sector for natural gas and oil exploration. We sell our products in the United States, Canada and Mexico.

     Over the last four years, we have designed and developed a large horizontal CNC turning lathe with productivity features new to the metalworking industry. New Century has applied for a patent for the Century Turn Lathe. New Century believes that a potential market for the Century Turn Lathe, in addition to the markets mentioned above, is aircraft landing gear.

INDUSTRY OVERVIEW

We provide our manufactured and remanufactured machines as part of the machine tool industry. The machine tool industry worldwide is approximately a 30 billion dollar business annually. The industry is sensitive to market conditions and generally trends downward prior to poor economic conditions, and improves prior to an improvement in economic conditions.

Our machines are utilized in a wide variety of industry segments such as aerospace, energy, oil and gas, machinery and equipment, and transportation.

MARKETING

     We market our CNC turning lathes primarily through direct sales and independent representatives throughout the United States. We also market our lathes through advertising in industrial trade publications.

     We market our CNC vertical boring mills by advertising in regional and national trade publications and distribute product literature explaining the differences between used and remanufactured machinery.

BUSINESS STRATEGY AND MARKET DEVELOPMENT

     Our business strategy is to capitalize on the opportunities for growth in our core businesses by increasing our penetration of existing markets through acquisitions and expanding into new markets by introducing new products and services.

SEASONALITY

     Our business is subject to certain seasonal fluctuations in sales, with a pattern of net sales being lower in the second fiscal quarter, due to plant closings in the summer months and vacations.

COMPETITION

     The market for remanufacturing services for the machine tools is competitive, with competition from numerous independent rebuild suppliers with various sales and resource levels. We believe that we have a competitive advantage because we employ skilled personnel who have been trained for and have experience with these products. Principal competitive factors for our products and services are proprietary technology, customer service, technical support, delivery and price.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     Our products are manufactured from various raw materials, including cast iron, sheet metal, bar steel and bearings. Although our operations are highly integrated, we purchase a number of components from outside suppliers, including the computer and electronic components for our CNC turning lathes. There are multiple suppliers for virtually all of our raw material and components and we have not experienced a supply interruption.

RESEARCH AND DEVELOPMENT

     Our ongoing research and development program involves creating new products and modifying existingproducts to meet market demands and redesigning existing products to reduce the cost of manufacturing. The research and development department is staffed with experienced design engineers. The cost of research and development, all of which has been charged to operations, amounted to approximately $1,000,000 over the last two years.

PATENTS AND TRADEMARKS

     The Registrant has applied for patents, trademarks and copyrights relating to its manufactured products. However, the Company's business generally is not dependent upon the protection of any patent, patent application or patent license agreement, or group thereof, and would not be materially affected by the expiration thereof.

EMPLOYEES

     At March 31, 2001, we had 2 employees as a result of the Merger on May 25, 2001, we now have 33 employees.

ENVIRONMENTAL MATTERS

     This industry in which we compete is subject to environmental laws and regulations concerning emissions to the air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws and regulations are constantly evolving and we cannot predict accurately the effect they will have on our business in the future. It is our policy to comply with all applicable environmental, health and safety laws and regulations. In many instances, the regulations have not been finalized. Even where regulations have been adopted, they are subject to varying and conflicting interpretations and implementation. In some cases, compliance can only be achieved by capital expenditures. We cannot accurately predict what capital expenditures, if any, may be required. We believe that our operations are in compliance with all applicable laws and regulations relating to environmental matters.

ITEM 2.   Properties.

     We are headquartered in Santa Fe Springs, California, and conduct our operations at facilities located in Santa Fe Springs, California. We believe that our facilities are in good condition and provide adequate capacity to meet the our needs for the foreseeable future.

     The following table sets forth certain information relating to the Company's principal facilities:

            Location                  Principal Uses           Approx Sq. Ft.
-------------------------------- ----------------------- -----------------------
       9515 Sorensen Ave.
   Santa Fe Springs, CA 90670         Manufacturing                14,000


ITEM 3.   Legal Proceedings.

     None.

ITEM 4.   Submission of Matters to a Vote of Security Holders.


     In June 2000, there was approval of following actions pursuant to a written consent of the stockholders of record on June 22, 2000.

     1. Amendment of the Certificate of Incorporation, as amended, changing the name of the Registrant from Numex Corporation to InternetMercado.com, Inc.;

     2. Amendment of the Certificate of Incorporation, as amended, increasing the number of authorized shares of common stock from 20,000,000 to 50,000,000 and increasing the number of authorized shares of preferred stock, $0.10 par value per share from 10,000,000 to 15,000,000; and

     3.   Adoption of Numex's 2000 Stock Option Plan.

     An Information Statement was furnished and filed with the Securities and Exchange Commission on August 22, 2000 to provide them with certain information concerning the actions in accordance with the requirements of the Securities Exchange Act of 1934, as amended and the regulations promulgated thereunder, including Regulation 14C.

                                    PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

     Our common stock trades on the over-the-counter Bulletin Board under the symbol "NCNY." The following table sets forth the high and low sales prices for the shares of common stock as reported on the over-the-counter Bulletin Board for each quarterly period of the last two fiscal years. The sales prices listed below represent prices, adjusted for stock splits, between dealers without adjustments for retail markups, breakdowns or commissions and may not represent actual transactions.

For Fiscal Year 2001
--------------------
                                                    High              Low
                                               ------------       -----------
 March 31                                      $ .970             $ .080
 December 31                                    1.000               .500
 September 30                                   1.030               .660
 June 30                                        1.810               .630

For Fiscal Year 2000
--------------------

 March 31                                      $1.750             $1.375
 December 31                                    1.313              1.125
 September 30                                   1.438              1.094
 June 30                                        3.010              1.000

     We have not declared any cash dividends on our common stock since inception. Declaration of dividends with respect to the common stock is at the discretion of the Board of Directors. Any determination to pay dividends will depend upon the financial condition, capital requirements, results of operations and other factors deemed relevant by the Board of Directors.

     At March 31, 2001 we had 315 holders of record (not including individual participants in securities position listings) of our common stock representing approximately 1,000 persons.

     The transfer agent and registrar for our common stock is U.S. Stock Transfer located in Glendale, California.

ITEM 6.   Management's Discussion and Analysis of Plan of Operations.

     The following discussion should be read in conjunction with the Registrant's consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-KSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Registrant's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although the Registrant's believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-KSB are qualified in their entity by this statement.

OVERVIEW

     On May 25, 2001, the Registrant acquired all of the outstanding capital stock of New Century Remanufacturing, Inc. in exchange for 20,000,000 shares of the Registrant's common stock. For accounting purposes, this acquisition will be treated as a recapitalization of New Century Remanufacturing, Inc. with New Century Remanufacturing, Inc. as the acquirer. However, since the acquisition was completed after the end of the Registrant's fiscal year, the discussion below provides information with respect to the separate results of operations of each of the Registrant (pre-acquisition) and New Century Remanufacturing, Inc. New Century Remanufacturing Inc. has a fiscal year end of December 31.

     As a result of the acquisition, the Registrant is now engaged in the business of manufacturing and remanufacturing machines as part of the machine tool industry.

PLAN OF OPERATIONS

     The earnings of New Century Remanufacturing for the year ended 2000 were negative as a result of management's strategy to invest in research and development for the development of new projects. The goal of these expenditures was to position New Century as a leading manufacturer and remanufacturer of large horizontal and vertical turning machines. New Century has completed the majority of this current development effort and expects limited resources to be devoted to this area in the next fiscal year.

     Our current strategy is to expand our customer sales base with our present line of machine products. Plans for expansion are expected to be funded through current working capital from ongoing sales. However, significant growth will require additional funds in the form of debt or equity, or a combination thereof. However, there can be no assurance these funds will be available.

     Our growth strategy also includes strategic acquisition in addition to growing its current business. A significant acquisition will require additional financing. There can be no assurance that the Company can obtain such financing.

RESULTS OF OPERATIONS

New Century Remanufacturing
---------------------------

     New Century generated revenues of $7,432,400 for fiscal year ended December 31, 2000, which was $1,695,051 increase from $5,737,349 for the year ending December 31, 1999. This increase was primarily generated by New Century's aggressive advertising and sales program.

     Gross profit for the year ending December 31, 2000, was $481,293 or 6.5%, compared to $794,945, or 13.8% in 1999, a decrease of 5.8%, primarily due to product development and research and development expenses.

     Net loss increased to $327,236 for the year December 31, 2000 compared to $49,677 for year ended December 31, 1999 primarily due to additional research and development expense.

     Interest expense for the year ended December 31, 2000, increased to $67,839, compared to $49,783, year ended December 31, 1999, primarily due to an increase in the prime lending rate.

The Registrant (Internetmercado.com)
------------------------------------

     In February 2001 the Registrant sold its custom publishing business for a net amount of $107,770. The consideration included cash and the assumption by the buyer of certain debt and performance obligations of the Registrant. This business generated net sales of $2,925,829 and $2,592,447 for the fiscal years ended March 31, 2001 and 2000, respectively, and had net income of $94,919 and $353,341, respectively, for those years. The discussions below are based on the Registrant's operations without the custom publishing business.

     Net sales from continuing operations for the fiscal year ended March 31, 2001 of $2,884,443, were lower (17.3%) than fiscal year 2000's net sales from continuing operations of $3,489,873. The decrease was due to the cessation of operations in the last quarter of the fiscal year 2001.

     Cost of sales from continuing operations decreased $861,730 or 26.8% between the fiscal years of 2000 and 2001, due to the cessation of the lesser profitable publishing titles and services.

     Most of Registration's technology and web-site development expenses for its internet venture were incurred in fiscal year 2000. This category of expenses was $147,090 in fiscal year 2001, which is $933,790 or 86.4% lower than the $1,080,880 incurred in prior fiscal year.

     Selling, general and administrative expenses decreased from $5,312,341 in 2000 to $3,337,929 in 2001, a decrease of 37.2%, which is due, in part, to certain one time legal, accounting and brokerage expenses that were incurred in fiscal year 2000 and not incurred in fiscal year 2001, primarily those pertaining to the April 12, 1999 merger between the Registrant and Jeffery A Stern and Associates, Inc., and the private placements in April of 1999 and February 2000. The expenses incurred in fiscal year 2000 also included compensation expenses paid to the Non-executive Chairman of the Board who resigned in August 2000 and the value of shares of common stock granted to certain employees of Registrant in conjunction with the April 12, 1999 merger.

     Interest expense increased from $173,344 in fiscal 2000 to $261,000 in fiscal 2001 due to the increase in borrowings in fiscal year 2001. The higher borrowings in fiscal year 2001 was attributed to the $1,500,000 term loan which was secured and drawn-down in November 1999. Loss before discontinued operations (the custom publishing business) for fiscal years 2001 and 2000 were $3,312,680 and $5,932,769, respectively. The decrease in the loss by 50% was primarily due to improved gross margins after the discontinuance of certain less profitable publications and services lower technology and web-site development expenses, and lower selling, general and administrative expenses.

     Financial Condition, Liquidity, Capital Resources
     -------------------------------------------------

     Net cash received in the operations of New Century during fiscal year 2000 was $560,299, which was a $692,670 increase from fiscal 1999. The increase is due to better cash flow management by New Century executives. New Century used the cash received from operating activities to fund investing activities of $285,866 and financing activities of $142,566 for the fiscal year 2000.

     Net cash used in operations of the Registrant (Internetmercado.com) during fiscal year 2001 was $1,309,614, which is a $1,979,527 lower than fiscal 2000. The Registrant funded these operational cash flow deficit for fiscal year 2000 with proceeds from stock options exercised, notes payable proceeds and from the sale of its subsidiary's common stock, which resulted in net cash from financing activities of $52,950 and $4,580,640 during fiscal year 2001 and 2000. The deficit for fiscal year 2001 was funded with the cash balance brought forward from fiscal year 2000. Cash at the end of fiscal years 2001 and 2000 were $34,109 and $1,252,317 respectively.

     During this fiscal year, the Registrant issued 952,248 shares of the Registrant's common stock, valued at $925,109, as payment for professional services and interest.

an accrued contractual bonus of $138,011 payable to Jeffery Stern, the Registrant's then Chief Executive Officer. In connection with the Merger, the Registrant issued 20,000,00 shares of common stock in exchange for all of the outstanding stock of New Century, and 1,100,000 of common stock for consulting services. The Company also issued 5,700,000 shares of common stock for conversion of the certain of the Company's creditors, including the secured loans of $939,594 from MCG Credit Corporation and $1,500,000 from Bastion Capital Fund, L.P.

     The Registrant plans to continue to rely upon external financing sources to meet the cash requirement of its ongoing operations. Management is currently seeking to raise additional funding on the form of equity or debt, or a combination thereof. However, there is no guarantee that it will raise sufficient capital to execute its business plan. To the extent that the Registrant is unable to raise sufficient capital, the Registrant's business plan will be required to be substantially modified and its operations curtailed. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

     Inflation and Changing Prices
     -----------------------------

     The Registrant does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

ITEM 7.   Financial Statements.

        The Financial Statements of the Company are set forth at the end hereof.

ITEM 8. Changes in and Disagreement With Accountants on Accounting and Financial Disclosure.

        The information required by this item was filed with the Commission on Form 8-K on March 15, 2001.

                                   PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of March 31, 2001 and June 30, 2001. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

June 30, 2001
-------------

Name                         Age  Position
----                         ---  --------

David Duquette               57   Chairman of the Board, President and Director

Josef Czikmantori            50   Secretary and Director


May 31, 2001
------------

Jeffrey A. Stern             41   Former President, Chief Executive Director

Felix Telado                 43   Former Secretary and Chief Financial Officer

Background and Experience
-------------------------

     DAVID DUQUETTE. Mr. Duquette has served as the Chairman of the Board, President and Director of the Company since May 25, 2001. Mr. Duquette has been in the CNC Machine Tool Manufacturing and Remanufacturing business since 1967. From 1962 to 1965, he studied Electrical Engineering at the University of Wisconsin. Mr. Duquette founded New Century Remanufacturing in 1996. Prior to that year, he managed Orange Coast Rebuilding for approximately 8 years. Mr. Duquette was President of U.S. Machine Tools from 1969 to 1985.

     JOSEF CZIKMANTORI. Mr. Czikmantori has served as Secretary and Director of the Company since May 25, 2001. Mr. Czikmantori was born in Romania. He completed 3 years of Technical College in Romania and then worked for United Machine Tool, which manufactured metal cutting machinery. In 1986, Mr. Czikmantori defected from Romania and moved to Los Angeles. He joined Mr. Duquette at Orange Coast Rebuilding. He is a co-founder of New Century Remanufacturing.

     JEFFREY A. STERN. Mr. Stern resigned from his positions with the Registrant in conjunction with the Registrant's acquisition of New Century. Mr. Stern served as a director and President and Chief Executive Officer of the Company from April, 1999 through May 31, 2001. Mr. Stern founded Jeffrey A. Stern & Associates, Inc. in 1990 Mr. Stern started his publishing career in 1980 when he founded the magazine, City Limits, in Boston, shortly after his graduation from Harvard College.

     FELIX TELADO. Mr. Telado resigned from his positions of Secretary and Chief Financial Officer with the Registrant in conjunction with the Registrant's acquisition of New Century. Mr. Telado has over 19 years of broad-based experience in accounting, banking, and management. Mr. Telado earned his professional degrees in accounting and management from the UK's Chartered Institute of Management Accountants and Chartered Institute of Secretaries and Administrators. He is a Certified Management Accountant (USA) as well as Chartered Management Accountant (UK).

Section 16(a) Beneficial Ownership Compliance
----------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities of the Company, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all
Section 16(a) reports they file. To the best of the Company's knowledge (based solely upon a review of the Form 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by
Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 10.  Executive Compensation.


     The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer the only executive officer whose aggregate compensation for fiscal year 2001 exceeded $100,000 for services rendered in all capacities to the Company and its subsidiaries for that fiscal year.

                                           Summary Compensation Table
                                           --------------------------

                          Annual Compensation                    Long-Term
                                                                Compensation                 Shares of
                                                                   Awards

      Name                 Year       Salary       Bonus     Other Compensation    Common Stock Underlying Options
      ----                 ----       ------       -----     ------------------    -------------------------------
Jeffrey A. Stern           2001       $225,000       0                0                        1,500,000

                                     Option Grants in Last Fiscal Year

     The following table provides information on option grants to the Chief Executive Officer.

---------------------------------------------------------------------------------------------------------------------
      Name              Number of           Percent of Total      Exercise or     Market Price on   Expiration Date
                       Securities          Options Granted to      Base Price       Grant Date
                   Underlying Options     Employees in Fiscal
                         Granted                  Year
---------------------------------------------------------------------------------------------------------------------
Jeffrey A. Stern            --                   --                   --                --               --
---------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                                               Number of Securities               Value of Unexercised
                                                              Underlying Unexercised            In-the-Money Options at
                                                           Options at Year End (Shares)                Year End
-------------------------------------------------------------------------------------------------------------------------
                                             Aggregate
                    Shares Acquired            Value
                       On Exercise           Realized
      Name                                                  Exercisable       Unexercised      Exercisable    Unexercised
--------------------------------------------------------------------------------------------------------------------------
Jeffrey A. Stern      $                      $      0       $      0          $       0        $      0       $      0
--------------------------------------------------------------------------------------------------------------------------

COMPENSATION AGREEMENTS

     At March 31, 2001 there were compensation Agreements with the former Chief Executive Officer, Jeffrey Stern and Chief Financial Officer Felix Telado. As a result of the merger, there are currently no long-term employment or consulting agreements between the Company and the executive officers or directors of the Company.

BOARD OF DIRECTORS

     During the year ended March 31, 2001, there were no meetings of the Board of Directors. However, certain corporate actions were also conducted by unanimous written consent of the Board of Directors. Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses incurred in attending board meetings.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth the number of shares of common stock beneficially owned as of June 30, 2001 by (i) those persons or groups known to the Registrant who beneficially own more than 5% of the Registrant's common stock; (ii) each director; (iii) each executive officer; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to the Registrant. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.


Name of Beneficial Owner                               No. of Shares        Percentage of Ownership(l)
------------------------                               -------------        --------------------------
David Duquette                                              10,290,000                    21%
Josef Czikmantori                                            5,060,000                    10%

Officers and Directors as a Group (2 persons)               15,350,000                    32%

5% or More Beneficial Ownership
-------------------------------

Jeffrey A. Stern(2)                                          4,005,714                     8%
Bastion Capital Fund L.P.(3)                                 4,000,000                     8%

______________________________

(1) Based on 48,304,409 shares outstanding. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of May 31, 2001 are deemed to be outstanding and to be beneficially owned by the holder thereof for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes options to purchase 1,500,000 shares.

(3) Includes warrants to purchase 1,000,000 shares.


ITEM 12.  Certain Relationships and Related Transactions.


None.


ITEM 13.  Exhibits, List and Reports on Form 8-K.


Exhibit Number                          Description

2.1 Share Exchange Agreement dated as of December 18, 2000, Incorporated herein by reference from the Company's filing on Form 8-K filed on August 23, 2000.

3.1 Certificate of Incorporation as filed with the Delaware Secretary of State, as amended. Incorporated by reference to exhibit 2.1 to Company's Registration Statement on Form S-18, filed on August 14, 1980.

3.2 Certificate of Amendment to the Certificate of Incorporation as filed with the Delaware Secretary of State, Incorporated by reference to 8-K filed June 4, 2001.

3.3 Bylaws. Incorporated by reference to exhibit 2.2 to the Registration Statement on Form S-18, filed on August 14, 1980.

10.1 Agreement and Plan of Merger, dated as of May 25, 2001, by and among Internetmercado.com, Inc., New Century Remanufacturing, Inc., New Century Acquisition Corporation, David Duquette and Josef Czikmantori; Incorporated by reference to the Exhibit 2.1 of the 8-K filed June 4, 2001

11.1 Statement of Computation of per share earning included in footnote 2 of the financial statements appended hereto.

21.1           Subsidiaries of the Registrant*

___________________
*Filed herewith

(b) Reports on Form 8-K


(1) The Company filed a report, on Form 8-K on March 8, 2001 relating to the restructuring of its operations.

(2) The Company filed a report on Form 8-K on March 15, 2001 relating to the resignation of its independent accountants.

(3) The Company filed a report on Form 8-K on June 4, 2001 relating its merger with New Century Remanufacturing, Inc.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 13, 2001                     NEW CENTURY COMPANIES, INC.

                                        /s/  David Duquette
                                        ----------------------------------------
                                        Name:  David Duquette
                                        Title:  Chairman, President and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 13, 2001                     /s/ David Duquette
                                        ----------------------------------------
                                        Name:  David Duquette
                                        Title:  Chairman, President and Director

Date: July 13, 2001                     /s/ Josef Czikmantori
                                        ----------------------------------------
                                        Name:  Josef Czikmantori
                                        Title:  Secretary and Director

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                                                        CONTENTS
                                                                  March 31, 2001

================================================================================

                                                                        Page

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  F-2 to F-3

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                     F-4 to F-5

     Consolidated Statements of Operations                           F-6 to F-7

     Consolidated Statements of Stockholders' Deficit                F-8 to F-11

     Consolidated Statements of Cash Flows                          F-12 to F-14

     Notes to Consolidated Financial Statements                     F-15 to F-34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
New Century Companies, Inc.
(formerly Numex Corporation)
and subsidiaries


We have audited the accompanying consolidated balance sheets of New Century Companies, Inc. (formerly Numex Corporation) and subsidiaries as of March 31, 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Companies, Inc. (formerly Numex Corporation) and subsidiaries as of March 31, 2001 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments described in Note 1 to the Consolidated Financial Statements pertaining to discontinued operations that were applied to Restate the 2000 Consolidated Financial Statements. In our opinion, such adjustments were appropriate and have been properly applied.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 2 to the consolidated financial statements, the carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. In addition, the Company has suffered recurring operating losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Santa Ana, California
July 12, 2001

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Numex Corporation and Subsidiaries


We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of Numex Corporation and Subsidiaries for the year ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The consolidated statements of operations, stockholders' deficit and cash flows for the year ended March 31, 2000 have been revised to reflect the effects of discontinued operations described in Note 1 to the consolidated financial statements. We did not audit the adjustments described in Note 1 pertaining to discontinued operations applied to restate the 2000 financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and cash flow of Numex Corporation and Subsidiaries for the year ended March 31, 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring operating losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


BDO Siedman, LLP

Los Angeles, California
June 2, 2000

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                                  March 31, 2001

================================================================================

                                    ASSETS


Current assets
   Cash                                                                $  34,109
   Accounts receivable, net of allowance for doubtful
      accounts of $32,006                                                 70,664
                                                                       ---------

         Total current assets                                            104,773

Property and equipment, net                                              192,319
Deposits                                                                  62,375
                                                                       ---------

         Total assets                                                  $ 359,467
                                                                       =========


  The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                                  March 31, 2001

================================================================================


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Current portion of long-term debt                                                   $    2,511,360
   Current portion of capital lease obligations                                                22,606
   Accounts payable                                                                         1,200,605
   Accrued expenses                                                                             4,204
                                                                                       --------------

      Total current liabilities                                                             3,738,775

Capital lease obligations, net of current portion                                              92,229
                                                                                       --------------

      Total liabilities                                                                     3,831,004
                                                                                       --------------

Minority interest                                                                             430,925
                                                                                       --------------

Commitments and contingencies

Stockholders' deficit
   Cumulative, convertible Series B preferred stock, $1 par value
     15,000,000 shares authorized
     100,900 shares issued and outstanding                                                    100,900
   Common stock, $0.10 par value
     50,000,000 shares authorized
     17,611,561 shares issued
     17,534,052 shares outstanding                                                          1,753,405
   Shares issuable under compensation agreements                                              317,329
   Treasury stock at cost
     77,509 shares held                                                                        (7,750)
   Subscription receivable                                                                    (87,500)
   Additional paid-in capital                                                               9,614,768
   Accumulated deficit                                                                    (15,593,614)
                                                                                       --------------

      Total stockholders' deficit                                                          (3,902,462)
                                                                                       --------------

         Total liabilities and stockholders' deficit                                   $      359,467
                                                                                       ==============

  The accompanying notes are an integral part of these financial statements.

                                                                                                         NEW CENTURY COMPANIES, INC.
                                                                                                        (formerly NUMEX CORPORATION)
                                                                                                                    AND SUBSIDIARIES
                                                                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                       For the Years Ended March 31,

====================================================================================================================================

                                                                                      2001               2000
                                                                                ---------------    ----------------
Net sales                                                                       $     2,884,443    $      3,489,873

Cost of sales                                                                         2,351,041           3,212,771
                                                                                ---------------    ----------------

Gross profit                                                                            533,402             277,102
                                                                                ---------------    ----------------

Operating expenses
     Technology and Web site development                                                147,090           1,080,880
     Selling, general, and administrative expenses                                    3,337,929           5,312,341
                                                                                ---------------    ----------------

         Total operating expenses                                                     3,485,019           6,393,221
                                                                                ---------------    ----------------

Loss from operations                                                                 (2,951,617)         (6,116,119)
                                                                                ---------------    ----------------

Other income (expense)
     Interest expense, net                                                             (261,000)           (173,344)
     Other income                                                                        33,221              67,289
     Loss on disposal of asset                                                         (133,284)                  -
                                                                                ---------------    ----------------

         Total other income (expense)                                                  (361,063)           (106,055)
                                                                                ---------------    ----------------

Loss before minority interest and discontinued operations                            (3,312,680)         (6,222,174)

Minority interest in loss of consolidated subsidiary                                    342,968             289,405
                                                                                ---------------    ----------------

Loss before discontinued operations                                                  (2,969,712)         (5,932,769)

Discontinued operations
     Income (loss) on discontinued operations, net of provision for
         income taxes of $0 and $0                                                      (14,968)            353,340
                                                                                ---------------    ----------------

Net loss                                                                             (2,984,680)         (5,579,429)

Cumulative preferred stock dividend                                                    (128,625)           (193,373)

Deemed dividend on convertible, cumulative Series B
     preferred stock                                                                          -          (1,728,107)
                                                                                ---------------    ----------------

Net loss available to common stockholders                                       $    (3,113,305)   $     (7,500,909)
                                                                                ===============    ================

  The accompanying notes are an integral part of these financial statements.

                                                                                                         NEW CENTURY COMPANIES, INC.
                                                                                                        (formerly NUMEX CORPORATION)
                                                                                                                    AND SUBSIDIARIES
                                                                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                       For the Years Ended March 31,

====================================================================================================================================

                                                                                      2001               2000
                                                                                ---------------    ----------------
Basic and diluted loss per common share

Loss from continuing operations                                                 $         (0.19)   $          (0.52)

Income (loss) from discontinued operations                                                    0                0.02
                                                                                ---------------    ----------------

Net Loss                                                                        $         (0.19)   $          (0.50)
                                                                                ===============    ================


Weighted-average number of common shares used to
     compute basic and diluted loss per share                                        16,722,642          14,921,778
                                                                                ===============    ================

  The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                   For the Years Ended March 31,

--------------------------------------------------------------------------------

                                                                              Shares
                                                                             Issuable
                                                                               Under
                              Cumulative, Convertible                         Compen-
                              Series B Preferred Stock      Common Stock      sation     Treasury Subscription
                              ------------------------  -------------------
                               Shares         Amount     Shares     Amount   Agreement     Stock   Receivable
                               -------      ----------  --------   --------  ----------   -------  ----------

Balance, March 31,
 1999                                -      $       -    2,540,407 $ 254,041 $        -   $     -  $        -
Proceeds from
 issuance of
 Cumulative,
 convertible
 Series B
 preferred stock               144,000        144,000
Deemed dividend
 on cumulative,
 convertible
 Series B
 preferred stock
Conversion of
 cumulative,
 convertible
 Series B preferred
 stock into common
 stock                         (28,400)       (28,400)     473,335    47,333

                                    Additional
                                     Paid-in         Accumulated
                                     Capital           Deficit        Total
                                    ----------       -----------   -----------
Balance, March 31,
 1999                               $        -       $(4,300,555)  $(4,046,514)
Proceeds from
 issuance of
 Cumulative,
 convertible
 Series B
 preferred stock                     3,031,500                       3,175,500
Deemed dividend
 on cumulative,
 convertible
 Series B
 preferred stock                     1,728,107        (1,728,107)            -
Conversion of
 cumulative,
 convertible
 Series B preferred
 stock into common
 stock                                 (18,933)                              -



   The accompaning notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                   For the Years Ended March 31,

================================================================================


                                                                                        Shares
                                                                                       Issuable
                            Cumulative,  Convertible                                    Under
                            Series B Preferred Stock            Common Stock            Compen-
                         ----------------------------  -----------------------------    sation          Treasury     Subscription
                            Shares          Amount        Shares          Amount       Agreement         Stock        Receivable
                         -------------  -------------  --------------  -------------  -------------  --------------  -------------
Common stock
   issued to                            $                   237,212         23,721     $              $               $
   employees
Common stock
   issued to acquire
   minority interest                                        269,256         26,926
Issuance of common
   stock in
   recapitalization
   transaction                                           11,940,340      1,194,034                         (7,750)
Issuance of common
   stock for services
   rendered                                                 156,250         15,625
Proceeds from
   issuance of
   common stock                                             250,000         25,000                                       (87,500)
Proceeds from
   warrants
   exercised                                                 55,000          5,500
Proceeds from
   options
   exercised                                                415,000         41,500

                                                     Additional
                                                      Paid-in           Accumulated
                                                      Capital             Deficit          Total
                                                   --------------      -------------   ------------
Common stock
   issued to                                        $  562,657         $               $   586,378
   employees
Common stock
   issued to acquire
   minority interest                                   612,557                             639,483
Issuance of common
   stock in
   recapitalization
   transaction                                                          (1,000,843)        185,441
Issuance of common
   stock for services
   rendered                                            370,312                             385,937
Proceeds from
   issuance of
   common stock                                        162,500                             100,000
Proceeds from
   warrants
   exercised                                            48,875                              54,375
Proceeds from
   options
   exercised                                           173,500                             215,000

  The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                   For the Years Ended March 31,

================================================================================

                                                                                              Shares
                                                                                             Issuable
                                                                                               Under
                                Cumulative,  Convertible                                      Compen-
                                Series B Preferred Stock            Common Stock              sation         Treasury
                               ---------------------------  -----------------------------
                                  Shares        Amount          Shares         Amount        Agreement        Stock
                               ------------  -------------  --------------  -------------  -------------  --------------
Non-employee
   compensation
   expense for
   warrants issued                           $                              $              $              $
Sale of subsidiary's
   common stock
Net loss
                               ------------  -------------  --------------  -------------  -------------  --------------
Balance, March 31,
   2000                             115,600        115,600      16,336,800      1,633,680              -          (7,750)
Conversion of
   cumulative,
   convertible
   Series B preferred
   stock into common
   stock                            (14,700)       (14,700)        245,004         24,500
Issuance of common
   stock for services
   rendered                                                        777,000         77,700
Issuance of common
   stock for interest
   expense                                                         175,248         17,525
                                              Additional
                               Subscription     Paid-in      Accumulated
                                Receivable      Capital        Deficit          Total
                               ------------  -------------  --------------  -------------
Non-employee
   compensation
   expense for
   warrants issued             $             $     522,080  $               $     522,080
Sale of subsidiary's
   common stock                                  1,531,529                      1,531,529
Net loss                                                        (5,579,429)    (5,579,429)
                               ------------  -------------  -------------  --------------
Balance, March 31,
   2000                             (87,500)     8,724,684     (12,608,934)    (2,230,220)
Conversion of
   cumulative,
   convertible
   Series B preferred
   stock into common
   stock                                            (9,800)                             -
Issuance of common
   stock for services
   rendered                                        709,909                        787,609
Issuance of common
   stock for interest
   expense                                         119,975                        137,500

  The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                   For the Years Ended March 31,

================================================================================

                                                                                            Shares
                                                                                           Issuable
                                                                                            Under
                           Cumulative,  Convertible                                        Compen-
                          Series B Preferred Stock              Common Stock                sation          Treasury
                         ----------------------------   -----------------------------
                            Shares         Amount          Shares          Amount          Agreement          Stock
                         -------------  -------------   --------------  -------------    -------------    --------------
Shares issuable
   under
   compensation
   agreements                           $                               $                $     317,329    $
Sale of subsidiary's
   common stock
Net loss
                         -------------  -------------   --------------  -------------    -------------    --------------

Balance, March 31,
   2001                        100,900  $     100,900       17,534,052  $   1,753,405    $     317,329    $       (7,750)
                         =============  =============   ==============  =============    =============    ==============

                                              Additional
                          Subscription          Paid-in           Accumulated
                           Receivable           Capital             Deficit               Total
                          -------------      -------------       --------------        -------------
Shares issuable
   under
   compensation
   agreements             $                  $                   $                     $     317,329
Sale of subsidiary's
   common stock                                    70,000                                     70,000
Net loss                                                            (2,984,680)           (2,984,680)
                          -------------      -------------       --------------        -------------

Balance, March 31,
   2001                   $     (87,500)     $  9,614,768        $ (15,593,614)        $  (3,902,462)
                          =============      =============       ==============        =============


  The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   For the Years Ended March 31,

================================================================================

                                                              2001           2000
                                                         ------------    ------------
Cash flows from operating activities
 Net loss                                                $ (2,984,680)   $  (5,579,429)
 Adjustments to reconcile net loss to net cash
   used in operating activities
     Loss on sale of discontinued operation                   109,886                -
     Depreciation and amortization                            135,910          148,682
     Impairment of loan costs                                 105,000                -
     Loss on sale of assets                                   133,284                -
     Minority interest in subsidiary                         (342,968)         743,894
     Issuance of common stock for services rendered           925,109          972,315
     Issuance of warrants for services rendered                     -          522,080
     Shares issuable under compensation agreement             317,329                -
     Allowance for uncollectible accounts                           -         (100,238)
     (Increase) decrease in
       Accounts receivable                                    405,177          217,853
       Capitalized production costs                           262,148         (147,319)
       Deferred loan cost                                           -         (105,000)
       Deposits and other assets                              (22,889)         (87,732)
     Increase (decrease) in
       Accounts payable                                       218,219         (214,010)
       Accrued expenses                                       (19,448)         228,956
       Deferred revenues                                     (405,291)         (32,758)
       Other liabilities                                     (146,400)         143,565
                                                         ------------     ------------

Net cash used in operating activities                      (1,309,614)      (3,289,141)
                                                         ------------     ------------

Cash flows from investing activities
 Purchases of property and equipment                         (306,671)        (382,351)
 Proceeds from sale of assets                                 300,065                -
 Proceeds from sale of discontinued operation                  45,062                -
 Recapitalization, net of cash acquired                             -          123,692
 Proceeds from capital lease obligations                            -          134,391
                                                         ------------     ------------

Net cash provided by (used in) investing activities            38,456         (124,268)
                                                         ------------     ------------

  The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   For the Years Ended March 31,

================================================================================

                                                            2001             2000
                                                        ------------    -------------
Cash flows from financing activities
 Payment on line of credit                              $          -    $  (1,800,000)
 Proceeds from long-term debt                                      -        1,500,000
 Payments on long-term debt                                        -         (176,284)
 Payments on capital lease obligations                       (47,050)         (19,480)
 Proceeds from issuance of preferred stock                         -        3,175,500
 Proceeds from issuance of common stock                            -          100,000
 Proceeds from options and warrants exercised                      -          269,375
 Sale of subsidiary's common stock                           100,000        1,531,529
                                                        ------------    -------------

Net cash provided by financing activities                     52,950        4,580,640
                                                        ------------    -------------

Net increase (decrease) in cash                           (1,218,208)       1,167,231

Cash, beginning of year                                    1,252,317           85,086
                                                        ------------    -------------

Cash, end of year                                       $     34,109    $   1,252,317
                                                        ============    =============

Supplemental disclosures of cash flow information

 Interest paid                                          $    123,500    $     190,189
                                                        ============    =============

 Income taxes paid                                      $         -     $           -
                                                        ============    =============

Supplemental schedule of non-cash investing and financing activities

During the year ended March 31, 2001, the Company issued 175,248 shares of common stock to a lender in lieu of an interest payment and 777,000 shares of common stock to two service providers for consulting services rendered.

During the years ended March 31, 2000, the Company entered into capital lease obligations of $134,391.

During the years ended March 31, 2001 and 2000, the Company converted 14,700 and 28,400 shares, respectively, of cumulative, convertible Series B preferred stock into 245,004 and 473,335 shares, respectively, of common stock.

  The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   For the Years Ended March 31,

================================================================================


Supplemental schedule of non-cash investing and financing activities (Continued)

During the year ended March 31, 2000, the Company acquired Jeffrey A. Stern & Associates, Inc. for $123,692, net of cash acquired.

During the year ended March 31, 2000, the Company deemed a dividend on its convertible, cumulative Series B preferred stock of $1,728,107.


  The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001

================================================================================


NOTE 1 - NATURE OF BUSINESS

     Organization
     ------------
     New Century Companies, Inc. (formerly Numex Corporation) ("New Century"), a Delaware limited liability corporation, was organized in August 1980.

     On April 12, 1999, Numex Corporation ("Numex") acquired all of the outstanding capital stock of Jeffrey A. Stern & Associates, Inc. ("JSA") by issuing 3,046,875 shares of Numex's common stock. The issuance of Numex's common stock to the stockholders of JSA made Numex become an active operating entity. Generally accepted accounting principles require that Numex whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. Therefore, this transaction has been accounted for as a "reverse acquisition" for financial reporting purposes. The relevant acquisition process utilized the capital structure of Numex, and the assets and liabilities of JSA were recorded at their historical cost.

     Although JSA is deemed to be the acquiring company for financial accounting and reporting purposes, the legal status of Numex as the surviving corporation did not change. JSA is a media and marketing services company that has focused on niche and underdeveloped markets. Its Spanish language division, JSA en espanol, has created proprietary integrated marketing programs to help marketers reach the rapidly growing Hispanic market in the United States. During October 1999, Numex commenced operations of InternetMercado Commerce Corporation ("IMCC"), which provides services to assist Internet companies access the Hispanic community.

     In September 2000, Numex's name was changed from Numex Corporation to InternetMercado.com, Inc., and on May 25, 2001, the Company effected a merger, whereby New Century Remanufacturing, Inc. ("Remanufacturing") was acquired by the Company (see Note 9) for certain shares of stock. In connection with the merger, substantially all of the assets and liabilities of the Company were assigned or transferred out of the Company, and the name was changed to New Century Companies, Inc.

     The transaction will be accounted for as a reverse acquisition, whereby the results of operations will be retroactively restated to reflect those of New Century, and the equity section of New Century will be restated to reflect the capital structure of the Company.

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001

================================================================================

NOTE 1 - NATURE OF BUSINESS (Continued)

         Organization
         ------------
         The unaudited pro forma balance sheet and results of operations of Remanufacturing for the two most recent years were as follows:

                                                                                            December 31,
                                                                                -----------------------------------
                                                                                      2000               1999
                                                                                ---------------    ----------------
                  Current assets                                                $     1,299,856    $      2,298,730
                  Property and equipment                                                885,639             162,388
                  Other assets                                                          367,501             115,677
                                                                                ---------------    ----------------

                      Total assets                                              $     2,552,996    $      2,576,795
                                                                                ===============    ================

                  Current liabilities                                           $     2,027,949    $      1,772,773
                  Long-term debt                                                        306,542             190,442
                  Stockholders' equity                                                  218,505             613,580
                                                                                ---------------    ----------------

                      Total liabilities and stockholders' equity                $     2,552,996    $      2,576,795
                                                                                ===============    ================

                                                                                      For the Years Ended
                                                                                            December 31,
                                                                                -----------------------------------
                                                                                      2000               1999
                                                                                ---------------    ----------------

                  Net sales                                                     $     7,432,400    $      5,737,349
                  Cost of sales                                                       6,951,107           4,942,404
                                                                                ---------------    ----------------

                  Gross profit                                                          481,293             794,945
                  Operating expenses                                                    819,350             794,039
                                                                                ---------------    ----------------

                  Income (loss) from operations                                        (338,057)                906
                  Other income (expense)                                                 10,821             (50,583)
                                                                                ---------------    ----------------

                      Net loss                                                  $      (327,236)   $        (49,677)
                                                                                ===============    ================

         Discontinued Operations
         -----------------------
         In February 2001, the Company entered into an agreement to sell its custom publishing division, JSA Communications ("JSAC"), which develops retention marketing programs for companies. Accordingly, the results of JSAC as well as the loss on the sale of its assets have been reports separately as discontinued operations in the accompanying statements of operations. Net sales of JSAC for the years ended March 31, 2001 and 2000 amounted to $2,925,829 and $2,592,447, respectively.

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001

================================================================================

NOTE 1 - NATURE OF BUSINESS (Continued)

         Discontinued Operations (Continued)
         -----------------------
         The Company disposed of JSAC for $107,770 and incurred a one-time loss in the amount of $109,886. The effect of this transaction on the Company's net loss was as follows for the years ended March 31, 2001 and 2000:

                                                                                2001               2000
                                                                          ---------------    ----------------
                  JSAC's net income                                       $        94,919    $        353,340
                  Loss from sale of JSAC                                         (109,887)                  -
                                                                          ---------------    ----------------

                      Income (loss) from discontinued operations          $       (14,968)   $        353,340
                                                                          ================   ================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of New Century and its majority owned subsidiaries, JSA and IMCC (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         Going Concern
         -------------
         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. In addition, the Company has suffered recurring operating losses. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The Company is continuously seeking additional funding and believes that this will result in improved operating results. However, there can be no assurance that the Company will be able to raise sufficient financing to support its cash flow requirements.

         In addition, in May 2001, the Company entered into a reverse merger to secure working capital for operations (see Note 9). However, there can be no assurance that the Company will be able to secure additional capital. The consolidated financial statements do not contain any adjustments for the outcome of this uncertainty.

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Revenue Recognition
         -------------------
         Revenue from publishing services is recognized when the printed publications are shipped to the customer. Revenue from advertisements is recognized when the publication is distributed to the general public. Revenue from consulting services is recognized over the term of the services provided.

         Comprehensive Income
         --------------------
         The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

         Cash Equivalents
         ----------------
         For the purpose of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         Capitalized Production Costs
         ----------------------------
         The Company capitalizes the costs incurred related to orders that are in the production process. These capitalized production costs are expensed upon completion and delivery of the orders.

         Property and Equipment
         ----------------------
         Property and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the various classes of property and equipment as follows:

                  Furniture and fixtures                                             5 to 7 years
                  Equipment                                                          3 to 7 years
                  Equipment under capital leases                                          5 years
                  Leasehold improvements                    Lesser of economic life or lease term

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Property and Equipment (Continued)
         ----------------------
         Maintenance and repair costs are expensed as they are incurred while renewals and improvements of a significant nature are capitalized. At the time of retirement or disposal of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in the results of operations.

         Goodwill
         --------
         Goodwill represents the excess of the cost to acquire JSA over the fair value of JSA at the acquisition date. It is being amortized using the straight-line method over 5 years. The goodwill was written off with the recording of the sale of discontinued operations.

         Deferred Loan Cost
         ------------------
         Deferred loan cost represents the cost associated with loans and are amortized over the term of the loan. Deferred loan costs were 0 at March 31, 2001.

         Deferred Revenues
         -----------------
         Deferred revenues represent deposits received from customers for specific orders, which will be recognized as revenue upon completion and delivery of the orders.

         Long-Lived Assets
         -----------------
         The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable based on future, undiscounted cash flows.

         Minority Interest
         -----------------
         The minority interest in subsidiary in the accompanying consolidated balance sheets represents the minority stockholders' equity in IMCC.

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Stock-Based Compensation
         ------------------------
         SFAS No. 123, "Accounting for Stock-based Compensation," established a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods and services from non-employees in exchange for equity instruments. The Company has adopted this accounting standard. SFAS No. 123 also gives the option to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," or SFAS No. 123. The Company elected to follow APB No. 25, which measures compensation cost for employee stock options as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock.

         Treasury Stock
         --------------
         The Company accounts for its treasury stock under the cost method, whereby purchases of treasury stock are recorded at cost.

         Fair Value of Financial Instruments
         -----------------------------------
         The Company measures financial assets and liabilities in accordance with generally accepted accounting principles. For the Company's financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for long-term debt and capital lease obligations also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

         Income Taxes
         ------------
         The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Loss per Share
         --------------
         Loss per share is presented according to SFAS No. 128, "Earnings Per Share." Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then share in earnings. SFAS No. 128 also requires dual presentation of basic and diluted loss per share on the face of the operations statements and a reconciliation of the numerator and denominator of the basic loss per share computation to the numerator and denominator of the diluted loss per share computation.

         The components of basic and diluted earnings per share for the years ended March 31, 2001 and 2000 were as follows:

                                                                                      2001               2000
                                                                                ---------------    ----------------
                  Numerator

                      Net loss                                                  $    (2,984,680)   $     (5,579,429)
                      Preferred stock dividends                                        (128,625)           (193,373)
                      Deemed dividend on preferred stock                                      -          (1,728,107)
                                                                                ---------------    ----------------
                           Loss available for common
                               stockholders                                     $    (3,113,305)   $     (7,500,909)
                                                                                ===============    ================

                  Denominator
                      Weighted-average number of common shares
                           outstanding during the period                             16,722,642          14,921,778
                      Assumed exercised stock options and
                           warrants outstanding                                               *                   *
                      Assumed conversion of cumulative, convertible
                           Series B preferred stock                                           *                   *
                                                                                ---------------    ----------------
                               Common stock and common stock
                                    equivalents used for diluted
                                    loss per share                                   16,722,642          14,921,778
                                                                                ===============    ================

         * The effect of outstanding stock options and preferred stock is not included as the result would be anti-dilutive.

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Reclassifications
         -----------------
         Certain amounts included in the prior year financial statements have been reclassified to conform with the current year presentation. Such reclassification had no effect on reported net loss.

         Estimates
         ---------
         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Concentrations of Risk
         ----------------------
         Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. The Company places its cash with high credit, quality financial institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. With respect to accounts receivable, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

         Major Customers
         ---------------
         During the year ended March 31, 2001, the Company conducted business with three customers whose sales comprised 22%, 17%, and 16% of net sales. During the year ended March 31, 2000, the Company conducted business with two customers whose sales comprised 34% and 31% of net sales. As of March 31, 2001, two customers accounted for 27% and 24% of total accounts receivable.

         Major Suppliers
         ---------------
         During the year ended March 31, 2001, the Company conducted business with two suppliers who accounted for 14% and 13% of total purchases. As of March 31, 2001, two suppliers accounted for 14% and 11% of total accounts payable.

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

         In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.


NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at March 31 consisted of the following:

                                                                                      2001
                                                                                ---------------
                  Furniture and fixtures                                        $        61,193
                  Equipment                                                             337,174
                  Equipment under capital leases                                        134,392
                                                                                ---------------

                                                                                        532,759
                  Less accumulated depreciation and amortization                        340,440
                                                                                ---------------

                      Total                                                     $       192,319
                                                                                ===============

         For the years ended March 31, 2001 and 2000, depreciation and amortization expense amounted to $135,910 and $61,103, respectively. Included in accumulated depreciation is $33,598 for equipment under capital leases at March 31, 2001.

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001

================================================================================

NOTE 4 - LONG-TERM DEBT

     Long-term debt at March 31 consisted of the following:

                                                                                      2001
                                                                                ---------------
          Prime (9% at March 31, 2001), plus 1% term loan - secured by a majority of the Company's assets. Interest is payable monthly,
            and any unpaid principal and interest is due in June 2002.          $       939,594

          12% promissory note - secured by certain assets
            of the Company.  Interest is payable monthly,
            and any unpaid principal and interest is due
            in November 2002                                                          1,500,000

          10% promissory note - due to a vendor.  Principal
            and interest are payable in quarterly installments.
            However, the vendor has allowed the Company
            to apply the discounts earned from credit
            terms against the outstanding balance until
            the note is paid in full.                                                    71,766
                                                                                ---------------

                                                                                      2,511,360
          Less current portion                                                        2,511,360
                                                                                ---------------

                 Long-term portion                                              $             -
                                                                                ===============

     Substantially all of the long-term debt was subsequently converted into shares of the Company's stock in connection with the Remanufacturing Merger as discussed in Note 9.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

     Leases
     ------
     The Company leases its facility under a non-cancelable operating lease arrangement which requires minimum monthly payments of $11,500. The facility lease expires in January 2007. The facility rent for the year ended March 31, 2000 amounted to $131,500. During the year ended March 31, 2001, the Company subleased a portion of its facility on a month-to-month basis to a related party. Total rent expense, net of rental income, for the year ended March 31, 2001 amounted to $66,026.

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001

================================================================================

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

     Leases (Continued)
     ------
     In September 2000, the Company entered into an agreement in which its facility lease and related leasehold improvements were transferred to a related party in exchange for cash of $140,000 and a note receivable of $360,000. The outstanding balance of the note was $255,000 at March 31, 2001 which has been fully reserved for. In connection with the agreement, the Company recorded a loss of $132,630, which is included in loss on disposal of assets in the accompanying financial statements.

     In addition, the Company leases various property and equipment under capital lease obligations. These leases have interest rates ranging from 9.2% to 15.3% and require monthly payments of $3,205, including interest. The leases expire through December 2004.

     Future minimum lease payments under these capital lease obligations at March 31, 2001 were as follows:

          Year Ending                                         Capital
            March 31,                                         Leases
            ---------                                      ------------

              2002                                         $    38,461
              2003                                              38,461
              2004                                              38,461
              2005                                              32,051
                                                            ----------

                                                               147,434
          Less amount representing interest                     32,599
                                                            ----------

                                                               114,835
          Less current portion                                  22,606
                                                            ----------

              Long-term portion                             $   92,229
                                                            ==========

     Interest expense related to capital lease obligations for the years ended March 31, 2001 and 2000 was $21,400 and $4,390, respectively.

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001

================================================================================

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

     Litigation
     ----------
     The Company is subject to various lawsuits and claims arising out of the normal course of its business. In the opinion of management, the ultimate liability to the Company as a result of any legal proceedings will not materially effect the financial position of the Company.

NOTE 6 - STOCKHOLDERS' DEFICIT

     Increase in Authorized Shares
     -----------------------------
     On April 6, 2000, the Company's Board of Directors adopted and consenting stockholders approved an increase in the authorized shares of preferred stock from 10,000,000 to 15,000,000 and an increase in the authorized shares of common stock from 20,000,000 to 50,000,000. These additional shares may be used in the future for various reasons, including, but not limited to, declaring stock splits; raising additional capital; providing equity incentives to employees, officers, or directors; establishing strategic relationships with other companies; and expanding the Company's business or product lines through the acquisition of other businesses or products.

     Preferred Stock
     ---------------
     During April 2000, the Company completed a private placement of 144,000 shares of the Company's 5% Cumulative, Convertible Series B preferred stock (the "Series B"). The Series B shares have a cumulative dividend of $1.25 per share on a semi-annual basis, are convertible into 16.667 shares of the Company's common stock, and have no voting rights. The Series B shares were issued at a discount, and the Company has recognized a deemed dividend of $1,728,107 in connection with the private placement. Cumulative dividends in arrears were $321,998 at March 31 2001.

     Common Stock
     ------------
     On April 12, 1999, the Company issued 3,046,875 shares of its common stock to acquire all of the outstanding shares of JSA.. Prior to the merger, JSA acquired its majority owned subsidiary, JSA Communications, LLC, and recognized goodwill of $437,894, which is amortized over a five-year period. In connection with the merger, the Company issued 156,250 shares of its common stock for professional services rendered. As such, the Company recognized a professional expense of $385,937.

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001

================================================================================

NOTE 6 - STOCKHOLDERS' DEFICIT (Continued)

     Common Stock (Continued)
     ------------
     During September 1999, the Company entered into a purchase agreement, whereby the Company received cash proceeds of $100,000 and a subscription receivable of $87,500 for 250,000 shares of the Company's common stock.

     During the year ended March 31, 2000, the Company entered into an agreement with a member of the Board of Directors, whereby the Company received services for a period not less than six months in exchange for a monthly fee of 15,000 shares of the Company's common stock. A total of 105,000 shares of common stock were issued to him during the year ended March 31, 2001.

     On December 5, 2000, the Company issued 672,000 shares of its common stock to a financial consulting company as a commencement bonus for services to be rendered in the following six months. The shares were non-refundable, non-apportionable, and were not a prepayment for future services. As such, the Company recognized a professional expense of $618,240.

     During the year ended March 31, 2001, various preferred stockholders converted their preferred shares into 245,004 shares of the Company's common stock.

     Issuance of Common Stock of Subsidiary
     --------------------------------------
     During the year ended March 31, 2000, the Company created its majority owned subsidiary IMCC. In connection with the formation of the subsidiary, IMCC issued 71 shares of common stock and warrants to purchase 211 shares of common stock for professional services rendered. As such, IMCC recognized $64,834 in non-employee compensation expense. The IMCC warrants issued have exercise prices ranging from $732 to $15,625, expire in four years from the date of grant, and vested immediately.

     In addition, IMCC issued 326 shares of common stock through a purchase agreement and raised $2,600,000 in total proceeds. As such, the Company recognized $1,601,529 as an equity transaction for its proportionate share of IMCC's additional equity. In connection with the purchase agreement, the Company granted non-statutory stock options ("NSSOs") to purchase an aggregate of 1,733,332 shares of common stock to the investors. See discussion of "Stock Options" below. This increase in IMCC's equity was not the result of any operations, and if IMCC is unable to achieve or maintain profitability, the value of the Company's investment will likely decline.

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001

================================================================================

NOTE 6 - STOCKHOLDERS' DEFICIT (Continued)

     Stock Options
     -------------
     Under the terms of the Company's Incentive Stock Option Plan ("ISOP"), options to purchase 1,000,000 shares of common stock may be issued to all key employees who are eligible to receive non-assignable and non-transferable options to purchase shares. The exercise price of any option may not be less than the fair market value of the shares on the date of grant. No options granted may be exercisable more than 10 years after the date of grant. The options granted generally vest evenly over a one-year period, beginning from the date of grant. During the year ended March 31, 2001, the Company granted 2,417,500 stock options under the Company's ISOP.

     Effective April 6, 2000, the Board of Directors adopted the 2000 Stock Option Plan (the "2000 Plan"). The maximum number of shares which may be awarded under the 2000 Plan may not exceed 5,000,000 shares of common stock. The exercise price of any option may not be less than the fair market value of the shares on the date of grant. No options granted may be exercisable more than 10 years after the date of grant. The Board of Directors or the Committee appointed by the Board of Directors determine the vesting schedule for any option granted under the Plan. The vesting schedule is set forth in each specific option agreement. The options granted under the 2000 Plan generally become 100% exercisable upon grant. During the year ended March 31, 2001, the Company granted 2,417,500 stock options under the 2000 Plan.

     During the year ended March 31, 2000, the Company granted NSSOs to purchase an aggregate of 1,350,000 shares of common stock to three non-employees for services rendered. During the year ended March 31, 2001, the Company granted NSSOs to purchase an aggregate of 1,733,332 shares of common stock to investors. These options are non-assignable and non-transferable, are exercisable over a five-year period from the date of grant, and vested on the date of grant.

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001

================================================================================

NOTE 6 - STOCKHOLDERS' DEFICIT (Continued)

     Stock Options (Continued)
     -------------
     The following table summarizes all of the Company's stock option transactions:

                                                    ISOP and the 2000 Plan                      NSSO
                                                --------------------------------  ---------------------------------
                                                                    Weighted-                         Weighted-
                                                                     Average                           Average
                                                Stock Options       Exercise       Stock Options       Exercise
                                                 Outstanding          Price         Outstanding         Price
                                               ---------------   ---------------  ---------------   ---------------
               Balance, March 31, 1999                 450,000   $          0.50          185,000   $          0.84
                  Granted                                    -   $             -        1,350,000   $          0.95
                  Exercised                           (400,000)  $          0.50          (70,000)  $          0.99
                                               ---------------                    ---------------

               Balance, March 31, 2000                  50,000   $          0.50        1,465,000   $          0.96
                  Granted                            2,417,500   $          1.14        1,733,332   $          1.00
                  Canceled                            (220,000)  $          0.98                -   $             -
                  Expired                                    -   $             -          (30,000)  $          1.25
                                               ---------------                    ---------------

               Balance, March 31, 2001               2,247,500   $          1.14        3,168,332   $          0.98
                                               ===============                    ===============

               Exercisable, March 31, 2001           2,247,500   $          1.14        3,168,332   $          0.98
                                               ===============                    ===============

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001

================================================================================


NOTE 6 - STOCKHOLDERS' DEFICIT (Continued)

         Stock Options (Continued)
         -------------
         The weighted-average remaining contractual life of the options outstanding at March 31, 2001 was four years. The exercise prices of the options outstanding at March 31, 2001 ranged from $0.50 to $1.25, and information relating to these options is as follows:

                                                                                   Weighted-          Weighted-
                                                                   Weighted-        Average            Average
                                                                    Average        Exercise            Exercise
              Range of            Stock             Stock          Remaining       Price of            Price of
              Exercise           Options           Options        Contractual       Options            Options
               Prices          Outstanding       Exercisable          Life        Outstanding        Exercisable
         ------------------  ---------------   ---------------  ----------------  -----------      ----------------

         $             0.50           50,000            50,000        6.72 years  $      0.50      $           0.50
         $             0.66           50,000            50,000        4.42 years  $      0.66      $           0.66
         $             0.75          250,000           250,000        3.52 years  $      0.75      $           0.75
         $             0.98          647,500           647,500        4.12 years  $      0.98      $           0.98
         $             1.00        2,918,332         2,918,332        3.88 years  $      1.00      $           1.00
         $             1.25        1,500,000         1,500,000        4.12 years  $      1.25      $           1.25
                             ---------------   ---------------

                                   5,415,832         5,415,832
                             ===============   ===============

         All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's consolidated financial statements. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended March 31, 2001 and 2000:

                                                                                      2001               2000
                                                                                ---------------    ----------------
                  Net loss available to common stockholders
                      As reported                                               $    (3,113,305)   $     (7,500,909)
                      Pro forma                                                 $    (4,304,579)   $     (7,500,909)
                  Basic and diluted loss per common share
                      As reported                                               $         (0.19)   $          (0.50)
                      Pro forma                                                 $         (0.26)   $          (0.50)

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001

================================================================================


NOTE 6 - STOCKHOLDERS' DEFICIT (Continued)

         Stock Options (Continued)
         -------------
         The fair value of options granted is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended March 31, 2001 and 2000: dividend yields of 0% and 0%, respectively; expected volatility of 100% and 27%, respectively; risk-free interest rates of 6.3% and 5%, respectively; and expected lives of two and one year, respectively. The weighted-average fair value on the date of grant for options granted during the year ended March 31, 2001 was $0.50 per option.


NOTE 7 - INCOME TAXES

         The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended March 31, 2001 and 2000:

                                              2001               2000
                                        ---------------    ----------------
                  Current
                      Federal           $             -    $              -
                      State                           -                   -
                                        ---------------    ----------------

                                                      -                   -
                                        ---------------    ----------------

                  Deferred
                      Federal                 1,951,000           1,761,934
                      State                     273,200             502,100
                                        ---------------    ----------------

                                              2,224,200           2,264,034
                                        ---------------    ----------------

                  Valuation allowance        (2,224,200)         (2,264,034)
                                        ---------------    ----------------

                           Total        $             -    $              -
                                        ===============    ================

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001

================================================================================


NOTE 7 - INCOME TAXES (Continued)

         The tax effects of temporary differences which give rise to the deferred tax provision (benefit) for the years ended March 31, 2001 and 2000 consisted of the following:

                                                                                      2001               2000
                                                                                ---------------    ----------------

                  Federal statutory rate                                                  (34.0)%             (34.0)%
                  State taxes, net of federal benefit                                      (6.0)               (6.0)
                  Effective net operating loss carryforward                                   -                40.0
                  Preferred dividend                                                        4.0                 .10
                  Valuation allowance                                                      36.0                 .30
                                                                                ---------------    ----------------

                      Total                                                                   - %                 - %
                                                                                ===============    ================

         The components of the deferred income tax assets (liabilities) for the year ended March 31, 2001 was as follows:

                                                                                     2001              2000
                                                                                ---------------    ---------------

                  Allowance for uncollectible note receivable                   $       123,000    $             -
                  Net operating loss carryforwards                                    8,297,834          2,264,034
                  Other                                                                  67,300                  -
                                                                                ---------------    ---------------

                                                                                      6,454,634          2,264,034
                  Valuation allowance                                                (6,454,634)        (2,264,034)
                                                                                ---------------    ---------------

                      Total                                                     $             -    $             -
                                                                                ===============    ===============

         As of March 31, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $5,294,000 and $2,646,000, respectively. The net operating loss carryforwards begin expiring in 2020 and 2005, respectively. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code Section 382 and similar state provisions.


NOTE 8 - RELATED PARTY TRANSACTIONS

         The Company received an $87,500 subscription receivable from a member of the Board of Directors in exchange for shares of the Company's common stock. The receivable bears interest at an annual rate of 6%. Principal and any unpaid interest due on October 6, 2001.

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001

================================================================================


NOTE 9 - SUBSEQUENT EVENTS

         Merger
         ------
         On May 25, 2001, the Company entered in to a merger agreement (the "Agreement") in which the Company was merged with Remanufacturing. At the time of the merger, the authorized capital of Remanufacturing consisted of 1,000,000 shares of capital stock, $1 par value per share, of which 18,000 shares were issued and outstanding.

         In accordance with the terms of the Agreement, the following conversions occurred:

         . Each issued and outstanding share of common stock of the Company's Newly formed wholly owned subsidiary were converted into one share of Remanufacturing's common stock.

         . Each Remanufacturing share converted into shares of the Company's common stock, par value $0.10 per share (the "Company Shares"), at the rate of 833.3333 Company Share for each Remanufacturing amounting to an aggregate 15,000,000 Company Shares.

         In accordance to the terms of the Agreement, the Company will issue the following shares to indicated parties:

         . 2,505,714 Company shares to the former president of JSA in satisfaction of accrued salaries and bonuses, including shares issuable under compensation agreement.

         . 542,143 Company shares to the former Chief Financial Officer of the Company for accrued salaries and bonuses, including shares issuable under compensation agreement.

         . up to 4,900,000 Company shares to the Company's two secured creditors in satisfaction of outstanding secured notes payable and accrued interest

         . up to 800,000 Company shares to various other creditors for conversion of outstanding liabilities

     . The Company expects that substantially no assets or liabilities of the Company will remain prior to the merger with Remanufacturing. The unaudited pro-forma capital structure of the Company immediately prior to the merger with Remanufacturing as if the transaction had occurred on March 31, 2001 is as follows:

Stockholders' deficit
     Cumulative, convertible Series B preferred stock, $1 par value
          15,000,000 shares authorized                                        $    100,900
          100,900 shares issued and outstanding
     Common stock, $0.10 par value
          50,000,000 shares authorized
          25,859,418 shares issued and
          25,781,909 shares outstanding                                          2,578,191
     Treasury stock, at cost; 77,509 shares held                                    (7,750)
     Subscription receivable                                                       (87,500)
     Additional paid-in capital                                                 12,995,265
     Accumulated deficit                                                       (15,593,614)
                                                                              ------------
          Total stockholders' deficit                                         $    (14,508)
                                                                              ------------
                                                                              ------------

                                                     NEW CENTURY COMPANIES, INC.
                                                    (formerly NUMEX CORPORATION)
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                  March 31, 2001

================================================================================


NOTE 9 - SUBSEQUENT EVENTS (Continued)

         Merger (Continued)
         ------

         Promissory Notes
         ----------------

         In addition, the Company will issue up to 4,500,000 Company shares to various parties in connection with the issuance of promissory notes payable, raising an aggregate amount of $1,125,000. The notes bear interest at 6% per annum. Based on the terms of the promissory notes, principal and accrued interest are payable in May 2002 with an option to extend the due date for one year in return for providing additional consideration.

         Consultant Fees
         ---------------

         1,100,000 shares of common stock were issued to a consultant for services rendered in connection with the transaction.