Form 10QSB
period 2001-06-30
INTERNETMERCADO COM INC
filed 2001-08-20
CIK 318716

                      U.S. SECURITIES EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:                              Commission File Number:
  June 30, 2001                                           0-7722

                          NEW CENTURY COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                       061034587
          ---------                                      ---------

(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                              9515 Sorensen Avenue
                           Santa Fe Springs, CA 90670
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

                                (562) 906-8455
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

                                 Yes  X   No___
                                     ---

The number of shares of Common Stock, par value $ .10 per share, outstanding as of June 30, 2001 is 46,881,909.

Transitional Small Business Disclosure Format (check one):   Yes ___  No  X
                                                                         ---

                            ASIA FIBER HOLDINGS LTD.

                              INDEX TO FORM 10-QSB

                                 June 30, 2001


PART I.  Financial Information                                                                 Page #

     Item 1                         Financial Statements -                                        1

                                    Condensed Consolidated Balance Sheet as of June 30,           2-3
                                    2001 (Unaudited) and December 31, 2000

                                    Condensed Consolidated Income Statements (Unaudited)          4
                                    for the three months ended June 30, 2001 and 2000

                                    Condensed Consolidated Statements of Cash Flows               5
                                    (Unaudited) for the three months ended June 30, 2001
                                    and 2000

                                    Notes to Financial Statements                                 7-12

     Item 2.                        Management's Discussion and Analysis of Financial             13-15
                                    Condition and Results of Operation
     PART II.  Other Information

     Item 1.                        Legal Proceedings
     Item 2.                        Changes in Securities and Use of Proceeds
     Item 3.                        Defaults Upon Senior Securities
     Item 4.                        Submission of Matters to a Vote of Security Holders
     Item 5.                        Other Information
     Item 6.                        Exhibits and Reports on Form 8-K
                                    Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       JUNE 30, 2001 (UNAUDITED)



================================================================================

                               ASSETS


CURRENT ASSETS
  Cash                                                      $   21,503
  Contracts receivable                                         381,800
  Costs in excess of billings on contracts in progress          35,286
  Inventory                                                    752,809
  Prepaid expenses and other current assets                      4,408
  Deferred tax assets                                           28,256
                                                            ----------

       Total current assets                                  1,224,062

PROPERTY AND EQUIPMENT, net                                    805,871
LOANS TO SHAREHOLDERS                                          428,545
DEPOSITS                                                         9,178
                                                            ----------

          TOTAL ASSETS                                      $2,467,656
                                                            ==========

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       JUNE 30, 2001 (UNAUDITED)

================================================================================



                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Bank overdraft                                                      $    42,164
  Current portion of notes payable                                        313,458
  Current portion of capital lease obligations                             39,686
  Accounts payable                                                      1,178,726
  Accrued expenses                                                        278,485
  Billings in excess of costs on contracts in progress                    409,330
                                                                      -----------

     Total current liabilities                                          2,261,849

NOTES PAYABLE, net of current portion                                      34,722
CAPITAL LEASE OBLIGATIONS, net of current portion                          73,400
                                                                      -----------

       Total liabilities                                                2,369,971
                                                                      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Cumulative, convertible Series B preferred stock, $1 par value
     15,000,000 shares authorized
     100,900 shares issued and outstanding                                100,900
  Common stock, $0.10 par value
     50,000,000 shares authorized
     45,959,418 shares issued
     46,881,909 shares outstanding                                      1,084,350
  Treasury stock at cost
     77,509 shares held                                                    (7,750)
  Subscription receivable                                              (1,087,500)
  Retained earnings                                                         7,685
                                                                      -----------

       Total stockholders' equity                                          97,685
                                                                      -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 2,467,656
                                                                      ===========


  The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             FOR THE THREE MONTHS ENDED JUNE 30,

================================================================================

                                                               2001           2000
                                                           -----------    -----------
                                                           (unaudited)    (unaudited)
NET SALES                                                  $ 2,063,459    $ 1,750,628

CONTRACT COSTS                                               1,659,349      1,486,055
                                                           -----------    -----------

GROSS PROFIT                                                   404,110        264,573

OPERATING EXPENSES                                             351,373        192,420
                                                           -----------    -----------

INCOME FROM OPERATIONS                                          52,737         72,153

OTHER EXPENSE
  Interest expense                                              17,626         10,641
                                                           -----------    -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                        35,111         61,512

PROVISION FOR INCOME TAXES                                      62,259              -
                                                           -----------    -----------

NET INCOME (LOSS)                                          $   (27,148)   $    61,512
                                                           ===========    ===========

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE             $(0.001)        $0.004
                                                           ===========    ===========

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES USED TO
  COMPUTE BASIC AND DILUTED EARNINGS (LOSS) PER SHARE       27,055,374     15,000,000
                                                           ===========    ===========


  The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             For the Three Months Ended June 30,

================================================================================

                                                                  2001          2000
                                                               ---------     ---------
                                                              (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                             $ (27,148)    $  61,512
 Adjustments to reconcile net income (loss) to net cash
  used in operating activities
   Depreciation and amortization                                  55,483         9,600
   (Increase) decrease in
    Contract receivable                                         (314,300)      468,775
    Cost in excess of billings on contracts in progress           56,664       (89,404)
    Inventory                                                    139,108      (392,113)
    Prepaid expenses and other current assets                       (800)            -
    Deferred tax assets                                          (28,256)            -
   Increase (decrease) in
    Accounts payable                                              28,471        83,272
    Accrued liabilities                                          267,183       (30,001)
    Billings in excess of costs on contracts in progress        (155,917)       18,466
                                                               ---------     ---------

Net cash provided by operating activities                         20,488       130,107
                                                               ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Loans to officers                                               (13,500)      (53,000)
 Purchases of property and equipment                              (2,129)       (9,899)
                                                               ---------     ---------

Net cash used in investing activities                            (15,629)      (62,899)
                                                               ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Bank overdraft                                                   20,661             -
 Proceeds from note payable                                            -        83,333
 Payments on note payable                                        (46,333)      (20,833)
 Payments on capital lease obligations                            (8,398)      (92,129)
                                                               ---------     ---------

Net cash used by financing activities                            (34,070)      (29,629)
                                                               ---------     ---------

Net increase (decrease) in cash                                  (29,211)       37,579

CASH, BEGINNING OF PERIOD                                         29,211       169,455
                                                               ---------     ---------

CASH, END OF PERIOD                                            $       -     $ 207,034
                                                               =========     =========



  The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             For the Three Months Ended June 30,

================================================================================


                                                          2001          2000
                                                       ----------    -----------
                                                       (unaudited)   (unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 INTEREST PAID                                            $17,626       $10,641
                                                       ==========    ==========

 INCOME TAXES PAID                                        $     -       $     -
                                                       ==========    ==========


  The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    March 31, 2001 and June 30, 2001 (unaudited)

================================================================================

NOTE 1 - NATURE OF BUSINESS

     Organization
     ------------
     New Century Remanufacturing, Inc. ("Remanufacturing"), a California corporation, was incorporated in March 1996 and is located in Southern California. It is currently the subsidiary of New Century Companies, Inc. ("New Century"). The Company provides after-market services, including rebuilding, retrofitting, and remanufacturing of metal cutting machinery. Once completed, a remanufactured machine is "like new" with state-of-the-art computers, and the cost to the Company's customer is approximately 40% to 50% of that of a new machine.

     Remanufacturing currently sells its services by direct sales and through a network of machinery dealers across the Unites States. Its customers are generally medium- to large-sized manufacturing companies where metal cutting is an integral part of their business in various industries. Remanufacturing grants credit to its customers, who are located predominately in the western Unites States.

     On May 25, 2001, Remanufacturing effected a merger, whereby Remanufacturing was acquired by InternetMercado.com, Inc. ("InternetMercado") for certain shares of stock. In connection with the merger, substantially all of the assets and liabilities of InternetMercado were assigned or transferred out of the Company, and the name was changed to New Century Companies, Inc.

     The transaction has been accounted for as a reverse acquisition, whereby the results of operations have been retroactively restated to reflect those of New Century, and the equity section of New Century was restated to reflect the capital structure of the Company.

     Merger
     ------
     On May 25, 2001, InternetMercado entered in to a merger agreement (the "Agreement") in which the Company was merged with Remanufacturing. At the time of the merger, the authorized capital of Remanufacturing consisted of 1,000,000 shares of capital stock, $1 par value per share, of which 18,000 shares were issued and outstanding.

     In accordance with the terms of the Agreement, the following conversions occurred:

     . Each issued and outstanding share of common stock of InternetMercado's newly formed, wholly owned subsidiary was converted into one share of Remanufacturing's common stock.

     . Each Remanufacturing's share converted into shares of the Company's common stock, par value $0.10 per share (the "Company Shares"), at the rate of 833.3333 Company Share for each Remanufacturing share amounting to an aggregate 15,000,000 Company Shares.

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    March 31, 2001 and June 30, 2001 (unaudited)

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of New Century and its wholly owned subsidiary, New Century Remanufacturing (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Going Concern Issues
     --------------------
     The Company has received a report on its financial statements for the year ended March 31, 2000 from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

     Interim Unaudited Financial Information
     ---------------------------------------
     The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of results for the entire fiscal year ending March 31, 2002.

     The information with respect to the three months ended June 30, 2001 and 2000 is unaudited.

     Method of Accounting for Long-Term Contracts
     --------------------------------------------
     The accompanying financial statements have been prepared using the percentage-of-completion method of accounting and, therefore, take into account the cost, estimated earnings, and revenue to date on fixed-fee contracts not yet completed.

     This method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

     The amount of revenue recognized at the statement date is the portion of the total contract price that the cost expended to date bears to the anticipated final cost, based on current estimates of cost to complete. It is not related to the progress billings to customers.

     Contract costs include all materials, direct labor, machinery, subcontract costs, and allocations of indirect overhead.

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    March 31, 2001 and June 30, 2001 (unaudited)

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Method of Accounting for Long-Term Contracts (Continued)
     --------------------------------------------
     Because long-term contracts extend over one or more years, changes in job performance, changes in job conditions, and revisions of estimates of cost and earnings during the course of the work are reflected in the accounting period in which the facts that require the revision become known.

     At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements.

     Contracts that are substantially complete are considered closed for financial statement purposes. Revenue earned on contracts in progress in excess of billings (underbillings) is classified as a current asset. Amounts billed in excess of revenue earned (overbillings) are classified as a current liability.

     Inventory
     ---------
     Inventory is comprised primarily of work in process and is valued at the lower of cost (first-in, first-out) or market. Cost components include material, direct labor, machinery, subcontracts and allocations of indirect overhead.

     Fair Value of Financial Instruments
     -----------------------------------
     The Company measures financial assets and liabilities in accordance with generally accepted accounting principles. For the Company's financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable and capital lease obligations also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

     Income Taxes
     ------------
     The Company provides for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    March 31, 2001 and June 30, 2001 (unaudited)

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income Taxes (Continued)
     ------------
     As of April 30, 2001, New Century changed its federal filing status from "S" Corporation to "C" Corporation status. Under its "S" Corporation status, any profits or losses in the Company were passed on to its shareholders and were not taxed at the corporate level. Taxes recorded on the accompanying financial statements are only those for the period from May 1, 2001 through June 30, 2001 (approximately $167,000 of taxable income) and may not be indicative of future tax provisions.

     The Pro-forma effects of taxes, as if the Company had been taxed as a "C" Corporation during both quarters are as follows:

                                                                            2001       2000
                                                                          --------   -------
          Income before provision for income taxes, as reported             35,111    61,512

          Pro-forma provision for income taxes                              14,000    25,000
                                                                          --------   -------

          Pro-forma net income                                              21,111    36,512
                                                                           =======   =======

          Pro-forma basic and diluted earnings per share                   $ 0.001   $ 0.002
                                                                           =======   =======

     Earnings (Loss) per Share
     -------------------------
     Earnings (loss) per share is presented according to SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then share in earnings. SFAS No. 128 also requires dual presentation of basic and diluted earnings (loss) per share on the face of the operations statements and a reconciliation of the numerator and denominator of the basic earnings (loss) per share computation to the numerator and denominator of the diluted earnings (loss) per share computation.

     The components of basic and diluted earnings (loss) per share for the three months ended June 30, 2001 and 2000 were as follows:

                                                                   2001           2000
                                                               -----------    -----------
                                                               (unaudited)    (unaudited)
          Numerator
            Net income (loss)                                  $   (27,148)   $    61,512
                                                               ===========    ===========

          Denominator
            Weighted-average number of common shares
               outstanding during the period                    27,055,374     15,000,000
            Assumed exercised stock options and
               warrants outstanding                                      *              -
            Assumed conversion of cumulative, convertible
               Series B preferred stock                                  *              -
                                                               -----------    -----------

                  COMMON STOCK AND COMMON STOCK
                    EQUIVALENTS USED FOR DILUTED
                    INCOME PER SHARE                            27,055,374     15,000,000
                                                               ===========    ===========

* The effect of outstanding stock options and preferred stock is not included as the result would be anti-dilutive.

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    March 31, 2001 and June 30, 2001 (unaudited)

================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Recent Issued Accounting Pronouncements
     ---------------------------------------
     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Bulletin ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously.


NOTE 3 - STOCKHOLDERS' DEFICIT

     Preferred Stock
     ---------------
     The Series B shares have a cumulative dividend of $1.25 per share on a semi-annual basis, are convertible into 16.667 shares of the Company's common stock, and have no voting rights.

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    March 31, 2001 and June 30, 2001 (unaudited)

================================================================================

NOTE 4 - RELATED PARTY TRANSACTIONS

     The Company received $1,000,000 subscription receivable from employees in exchange for 4,000,000 shares of the Company's common stock. The notes bear interest at 6% per annum. The principal and accrued interest are payable in May 2002, with an option to extend the due date for one year in return for increase in interest rate to 10% per annum.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW


     On May 25, 2001, the Registrant acquired all of the outstanding capital stock of New Century Remanufacturing, Inc. in exchange for 15,000,000 shares of the Registrant's common stock. For accounting purposes, this acquisition will be treated as a recapitalization of New Century Remanufacturing, Inc. with New Century Remanufacturing, Inc. as the acquirer. Therefore following is a discussion of the results of operations of New Century Remanufacturing, Inc.

PLAN OF OPERATIONS

     The earnings of New Century Remanufacturing for the three month period ended June 30, 2001 was negative as a result of management's strategy to invest in research and development for the development of new projects and additional costs associated with the merger. The goal of these expenditures was to position New Century as a leading manufacturer and remanufacturer of large horizontal and vertical turning machines. New Century has completed the majority of this current development effort and expects limited resources to be devoted to this area in the next fiscal year.

     The Company's current strategy is to expand its customer sales base with its present line of machine products. Plans for expansion are expected to be funded through current working capital from ongoing sales. However, significant growth will require additional funds in the form of debt or equity, or a combination thereof. However, there can be no assurance these funds will be available.

     Our growth strategy also includes strategic acquisition in addition to growing its current business. A significant acquisition will require additional financing. There can be no assurance that the Company can obtain such financing.

RESULTS OF OPERATIONS

     REVENUE AND GROSS PROFIT MARGIN

     The Company generated revenues of $2,063,459 for the three-month ended June 30, 2001, which was a $312,831 or 18% increase from $1,750,628 in the corresponding period in 2000. This increase was primarily generated by its advertising and sales program.

     Gross profit for the three-month period ended June 30, 2001, was $404,110 or 20% of revenue, compared to $264,573, in the corresponding period in 2000, increase by 5% of revenue. This increase was primarily due to an improvement in its sales program and cost containment strategies.

     Interest expense for the three-month period ended June 30, 2001, increased to $17,626, compared to $10,641, period ended June 30, 2000, primarily due to an increase in debt outstanding

     OPERATING EXPENSES

     Operating expenses increased by $158,953 or 83% to $351,373 for the three-month period ended June 30, 2001 from $192,420 for corresponding period in year 2000. This was due primarily to additional costs associated with the merger and accounting and legal fees.


NET INCOME/LOSS AND EARNING PER SHARES

     Net loss was $27,148 for the three-month period ended June 30, 2001 compared to net income of $61,512 for the corresponding period in 2000. This increase was attributable to increased operating expenses.

     Earning/loss per shares for the three-month period ended June 30, 2001 decreased by $0.005 to $(0.001), as compared to $0.004 for the corresponding period in year 2000

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash received in the operations of the Company were $20,488 as of June 30, 2001. This represents a decrease from the corresponding period in 2000. The decrease is due to losses incurred by the Company during the three-month period.

     The Company used the cash received from operating activities for working capital. In connection with the Merger, the Company issued 15,000,00 shares of common stock in exchange for all of the outstanding stock of New Century Remanufacturing. The Company intends to pursue external financing sources to meet the cash requirement of its ongoing operations. Management is currently seeking to raise additional funding in the form of equity or debt, or a combination thereof. However, there is can be no guarantee that it will raise sufficient capital to execute its business plan. To the extent that the Company is unable to raise sufficient capital, the Company's business plan will be required to be substantially modified and its operations curtailed. These conditions raise substantial doubt about the Company's ability to continue as a going concern. the Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

     INFLATION AND CHANGING PRICES

     The Company does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities and Use of Proceeds.

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

       None

     (b)   Reports on Form 8-K:

       None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 15, 2001

                                    NEW CENTURY COMPANIES, INC.

                                    By: /s/  David Duquette
                                        ----------------------------------
                                    Name:  David Duquette
                                    Title: Chairman, President and Director