Form 10QSB
period 2001-09-30
NEW CENTURY COMPANIES INC
filed 2001-11-19
CIK 318716

                      U.S. SECURITIES EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:                  Commission File Number:
   September 30, 2001                              0-7722


                          NEW CENTURY COMPANIES, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



            DELAWARE                                     061034587
-------------------------------            -------------------------------------
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

                                 Yes  X  No___
                                     ---

The number of shares of Common Stock, par value $ .10 per share, outstanding as of September 30, 2001 is 48,881,909.

Transitional Small Business Disclosure Format (check one):  Yes____  No   X
                                                                         ---




  The accompanying notes are an integral part of these financial statements.

                           New Century Companies, Inc.

                             INDEX TO FORM 10-QSB

                              September 30, 2001


PART I.  Financial Information                                            Page #

Item 1          Financial Statements -                                      3

                Condensed Consolidated Balance Sheet as of
                September 30, 2001 (Unaudited)                             4-5

                Condensed Consolidated Statements of Income
                (Unaudited) for the three and six months ended
                September 30, 2001 and 2000                                 6

                Condensed Consolidated Statements
                of Cash Flows (Unaudited) for the
                six months ended September 30,
                2001 and 2000                                              7-8

                Notes to Financial Statements

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operation                14
PART II. Other Information

Item 1.         Legal Proceedings                                           17
Item 2.         Changes in Securities and Use of Proceeds                   17
Item 3.         Defaults Upon Senior Securities                             17
Item 4.         Submission  of Matters to a Vote of Security
                Holders                                                     17
Item 5.         Other Information                                           17
Item 6.         Exhibits and Reports on Form 8-K                            17

                Signatures                                                  17

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Set forth below are the New Century Companies, Inc. and Subsidiary Consolidated Financial Statements as of September 30, 2001 (Unaudited) and the results of operations For The Three and Six Months Ended September 30, 2001 And 2000
           -----------------------------------------------------
(Unaudited).

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                  September 30, 2001 (unaudited)
================================================================================

                                    ASSETS

                     Current assets
     Cash                                                     $         37,977
     Contracts receivable                                              585,243
     Costs in excess of billings on contracts in progress               82,138
     Inventory                                                       1,081,792
     Prepaid expenses and other current assets                           4,409
     Deferred tax assets                                                 3,479
                                                              ----------------

              Total current assets                                   1,795,038

Property and equipment, net                                            761,820
Deposits                                                                 9,177
                                                              ----------------

                  Total assets                                $      2,566,035
                                                              ================





  The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                  September 30, 2001 (unaudited)

================================================================================

                                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
     Book overdraft                                                                                $         73,572
     Accounts payable                                                                                     1,268,196
     Accrued expenses                                                                                       383,927
     Billings in excess of costs on contracts in progress                                                   504,987
     Notes payable                                                                                          293,346
     Current portion of capital lease obligations                                                            42,400
                                                                                                   ----------------

         Total current liabilities                                                                        2,566,428

Capital lease obligations, net of current portion                                                            61,723
                                                                                                   ----------------

              Total liabilities                                                                           2,628,151
                                                                                                   ----------------

Commitments and contingencies

Stockholders' deficit
     Cumulative, convertible Series B preferred stock, $1 par value
         15,000,000 shares authorized
         100,900 shares issued and outstanding                                                              100,900
     Common stock, $0.10 par value
         50,000,000 shares authorized
         47,959,418 shares issued
         48,881,909 shares outstanding                                                                    1,334,350
     Treasury stock at cost
         77,509 shares held                                                                                  (7,750)
     Subscription receivable                                                                             (1,087,500)
     Loans to stockholders                                                                                 (500,945)
     Retained earnings                                                                                       98,829
                                                                                                   ----------------

              Total stockholders' deficit                                                                   (62,116)
                                                                                                   ----------------

                  Total liabilities and stockholders' deficit                                      $      2,566,035
                                                                                                   ================


  The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF INCOME
                                For the Three and Six Months Ended September 30,

================================================================================

                                                   For the Three Months Ended          For the Six Months Ended
                                                          September 30,                     September 30,
                                               ---------------------------------  ---------------------------------
                                                     2001             2000              2001             2000
                                               ---------------  ----------------  ---------------  ----------------
                                                 (unaudited)       (unaudited)      (unaudited)       (unaudited)
Net sales                                      $     1,798,260  $      2,264,515  $     3,861,719  $      4,015,143

Contract costs                                       1,204,065         1,865,559        2,863,414         3,351,614
                                               ---------------  ----------------  ---------------  ----------------

Gross profit                                           594,195           398,956          998,305           663,529

Operating expenses                                     426,412           192,588          777,785           385,008
                                               ---------------  ----------------  ---------------  ----------------

Income from operations                                 167,783           206,368          220,520           278,521

Other expense
   Interest expense                                     (8,551)          (16,061)         (26,177)          (26,702)
                                               ---------------  ----------------  ---------------  ----------------

Income before provision for
   income taxes                                        159,232           190,307          194,343           251,819

Provision for income taxes                              68,088                 -          130,347                 -
                                               ---------------  ----------------  ---------------  ----------------

Net income                                     $        91,144  $        190,307  $        63,996  $        251,819
                                               ===============  ================  ===============  ================

Basic earnings per common
   share                                       $         0.002  $           0.01  $         0.002  $           0.02
                                               ===============  ================  ================ ================

Diluted earnings per common
   share                                       $         0.002  $           0.01  $         0.001  $           0.02
                                               ===============  ================  ===============  ================

Weighted-average number of
   common shares used to
   compute basic earnings per
   share                                            46,068,114        15,000,000       36,613,691        15,000,000
                                               ===============  ================  ===============  ================

Weighted-average number of
   common shares used to
   compute diluted earnings per
   share                                            53,165,646        15,000,000       43,711,224        15,000,000
                                               ===============  ================  ===============  ================


  The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                     --------------------------

                                                                  AND SUBSIDIARY
                                                                  --------------
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the Six Months Ended September 30,

--------------------------------------------------------------------------------

                                                                                      2001               2000
                                                                                ---------------    ----------------
                                                                                  (unaudited)        (unaudited)
Cash flows from operating activities
 Net income                                                                     $      63,996      $      251,819
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities
    Depreciation and amortization                                                     100,557              19,200
    (Increase) decrease in
       Contracts receivable                                                          (517,743)            225,150
       Cost in excess of billings on contracts in progress                              9,812            (180,206)
       Inventory                                                                     (189,875)            412,858
       Prepaid expenses and other current assets                                         (799)                  -
       Deferred tax assets                                                             (3,479)                  -
    Increase (decrease) in
       Accounts payable                                                               117,941              89,798
       Accrued liabilities                                                            372,626             (31,158)
       Billings in excess of costs on contracts in progress                           (60,263)             (3,301)
                                                                                ---------------    ----------------

Net cash provided by (used in) operating activities                                  (107,227)            784,160
                                                                                ---------------    ----------------

Cash flows from investing activities
  Loans to stockholders                                                               (85,900)            (71,000)
  Purchases of property and equipment                                                  (3,151)           (743,202)
                                                                                ---------------    ----------------

Net cash used in investing activities                                                 (89,051)           (814,202)
                                                                                ---------------    ----------------

Cash flows from financing activities
  Book overdraft                                                                       73,572                   -
  Proceeds from note payable                                                                -              83,332
  Payments on note payable                                                           (101,167)            (41,666)
  Payments on capital lease obligations                                               (17,361)           (105,868)
  Issuance of common stock                                                            250,000                   -
                                                                                ---------------    ----------------

Net cash provided by (used by) financing activities                                   205,044             (64,202)
                                                                                ---------------    ----------------

Net increase (decrease) in cash                                                         8,766             (94,244)

Cash, beginning of period                                                              29,211             169,455
                                                                                ---------------    ----------------

Cash, end of period                                                             $      37,977      $       75,211
                                                                                ===============    ================

  The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                     ---------------------------

                                                                  AND SUBSIDIARY
                                                                  --------------
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the Six Months Ended September 30,

--------------------------------------------------------------------------------

                                                                                     2001               2000
                                                                                ---------------    ----------------
                                                                                  (unaudited)        (unaudited)
Supplemental disclosures of cash flow information

   Interest paid                                                                $        26,177    $         26,702
                                                                                ===============    ================

   Income taxes paid                                                            $             -    $              -
                                                                                ===============    ================

  The accompanying notes are an integral part of these financial statements.

NOTE 1 - NATURE OF BUSINESS

         Organization
         ------------
         New Century Remanufacturing, Inc. ("Remanufacturing"), a California corporation, was incorporated March 1996 and is located in Southern California. It is currently the subsidiary of New Century Companies, Inc. ("New Century") (collectively, the "Company"). The Company provides after-market services, including rebuilding, retrofitting, and remanufacturing of metal cutting machinery. Once completed, a remanufactured machine is "like new" with state-of-the-art computers, and the cost to the Company's customer is approximately 40% to 50% of that of a new machine.

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

         On May 25, 2001, Remanufacturing effected a merger, whereby Remanufacturing was acquired by the InternetMercado.com, Inc. ("InternetMercado") for certain shares of stock. In connection with the merger, substantially all of the assets and liabilities of InternetMercado were assigned or transferred out of the Company, and the name was changed to New Century Companies, Inc.

         The transaction has been accounted for as a reverse acquisition, whereby the results of operations have been retroactively restated to reflect those of New Century, and the equity section of New Century was restated to reflect the capital structure of the Company.

         Merger
         ------
         On May 25, 2001, InternetMercado entered into a merger agreement (the "Agreement") with Remanufacturing. At the time of the merger, the authorized capital of Remanufacturing consisted of 1,000,000 shares of capital stock, $1 par value per share, of which 18,000 shares were issued and outstanding.

         In accordance with the terms of the Agreement, the following conversions occurred:

         . Each issued and outstanding share of common stock of InternetMercado's newly formed, wholly owned subsidiary was converted into one share of Remanufacturing's common stock.

         . Each Remanufacturing's share was converted into shares of the Company's common stock, par value $0.10 per share (the "Company Shares"), at the rate of 833.3333 Company Share for each Remanufacturing share amounting to an aggregate 15,000,000 Company Shares.




  The accompanying notes are an integral part of these financial statements.

NOTE 2 - BASIS OF PRESENTATION

         The financial information included in these financial statements is unaudited, but, in the opinion of management, reflects all normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in the Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001 (the 2001 Form 10-KSB) of the Company.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of New Century and its wholly owned subsidiary, Remanufacturing. All significant inter-company accounts and transactions have been eliminated in consolidation.

         Going Concern Issues
         --------------------
         The Company has received a report on its financial statements for the year ended March 31, 2001 from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty. In addition, the Company is not in compliance with their debt convenant. As such, all the liabilities under notes payable are classified as current.

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






  The accompanying notes are an integral part of these financial statements.

         --------------------------------------------------------

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

         Inventory
         ---------
         Inventory is comprised primarily of work in process and is valued at the lower of cost (first-in, first-out) or market. Cost components include material, direct labor, machinery, subcontracts, and allocations of indirect overhead.

         Fair Value of Financial Instruments
         -----------------------------------
         The Company measures financial assets and liabilities in accordance with generally accepted accounting principles. For the Company's financial instruments, including cash, contracts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable and capital lease obligations also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

         Income Taxes
         ------------
         The Company provides for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.





  The accompanying notes are an integral part of these financial statements.

         ------------
         As of April 30, 2001, New Century changed its federal filing status from "S" corporation to "C" corporation status. Under its "S" corporation status, any profits or losses in the Company were passed on to its stockholders and were not taxed at the corporate level. Taxes recorded on the accompanying financial statements are only those for the period from May 1, 2001 through September 30, 2001 and may not be indicative of future tax provisions.

         The pro forma effects of taxes as if the Company had been taxed as a "C" corporation during the six months ended September 30, 2001 and 2000 are as follows:

                                                                       2001               2000
                                                                 ---------------    ----------------
             Income before provision for income taxes, as
                 reported                                        $       194,343    $        251,819
             Pro forma provision for income taxes                         78,000             101,000
                                                                 ---------------    ----------------

             Pro forma net income                                $       116,343    $        150,819
                                                                 ===============    ================
             Pro forma basic and diluted earnings per
                 share                                           $         0.003    $           0.01
                                                                 ===============    ================

         Earnings per Share
         ------------------
         Earnings per share is presented according to SFAS No. 128, "Earnings Per Share." Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statements and a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation.




  The accompanying notes are an integral part of these financial statements.

       Earnings per Share
       ------------------
       The components of basic and diluted earnings per share for the six months ended September 30, 2001 and 2000 were as follows:

                                                                                   2001               2000
                                                                             ---------------     ----------------
                  Numerator
                    Net income                                                $        63,996    $        251,819
                                                                              ===============    ================

                  Denominator
                    Weighted-average number of common shares
                       outstanding during the period                               36,613,691          15,000,000
                    Assumed exercised stock options and
                       warrants outstanding                                         5,415,833                   -
                    Assumed conversion of cumulative, convertible
                       Series B preferred stock                                     1,681,700                   -
                                                                              ---------------    ----------------

                            Common stock and common stock
                               equivalents used for diluted
                               earnings per share                                  43,711,224          15,000,000
                                                                              ===============    ================

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

       Recent Issued Accounting Pronouncements
       ---------------------------------------
       In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

  The accompanying notes are an integral part of these financial statements.

       ---------------------------------------
       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.


NOTE 4 - STOCKHOLDERS' DEFICIT

       Preferred Stock
       ---------------
       The Series B shares have a cumulative dividend of $1.25 per share on a semi-annual basis, are convertible into 16.667 shares of the Company's common stock, and have no voting rights. For the six months ended September 30, 2001, the cumulative dividend of the Series B preferred stock was $63,063.

       Common Stock
       ------------
       During the six months ended September 30, 2001, 2,000,000 shares of common stock were issued for $250,000.


NOTE 5 - RELATED PARTY TRANSACTIONS

       The Company received a $1,000,000 subscription receivable from employees in exchange for 4,000,000 shares of the Company's common stock. The notes bear interest at 6% per annum. The principal and accrued interest are payable in May 2002, with an option to extend the due date for one year in return for an increase in the interest rate to 10% per annum.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

PLAN OF OPERATIONS

       The earnings of New Century Remanufacturing for the three-month period ended September 30, 2001 was lower than September 30, 2000 as a result of management's strategy to invest in research and development for the development of new projects and additional costs associated with the merger. The goal of these expenditures was to position New Century as a leading manufacturer and remanufacturer of large horizontal and vertical turning machines. New Century has completed the majority of this current development effort and expects limited resources to be devoted to this area in the next fiscal year.

  The accompanying notes are an integral part of these financial statements.

       The Company's current strategy is to expand its customer sales base with its present line of machine products. Plans for expansion are expected to be funded through current working capital from ongoing sales. However, significant growth will require additional funds in the form of debt or equity, or a combination thereof. However, there can be no assurance these funds will be available.

       Our growth strategy also includes strategic acquisition in addition to growing our current business. A significant acquisition will require additional financing. There can be no assurance that the Company can obtain such financing.

RESULTS OF OPERATIONS

     REVENUE AND GROSS PROFIT MARGIN

       The Company generated revenues of $1,798,260 for the three-month ended September 30, 2001, which was a $466,255 or 20% decrease from $2,264,515 in the corresponding period in 2000. This decrease was primarily generated by adverse economic conditions.

       Gross profit for the three-month period ended September 30, 2001, was $594,195 or 33% of revenue, compared to $398,956, in the corresponding period in 2000, increased by $195,239. This increase was primarily due to improved productivity for manufacturing.

       Interest expense for the three-month period ended September 30, 2001, decreased to $8,551, compared to $16,061, period ended September 30, 2000, primarily due to a decrease in prime interest rate.

OPERATING EXPENSES

       Operating expenses increased by $233,824 or 43% to $426,412 for the three-month period ended September 30, 2001 from $192,588 for corresponding period in year 2000. This was due primarily to additional costs associated with the merger and accounting and legal fees.

NET INCOME/LOSS AND EARNING PER SHARES

       Net income was $91,144 for the three-month period ended September 30, 2001 compared to net income of $190,307 for the corresponding period in 2000. The decrease was attributable to additional costs associated with the merger and accounting and legal fees.

       Earning/loss per shares for the three-month period ended September 30, 2001 decreased by $0.008 to $(0.002), as compared to $0.01 for the corresponding period in the year 2000.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED SEPTEMBER 30, 2001

  REVENUE AND GROSS PROFIT MARGIN

     The Company generated revenues of $3,861,719 for the six-month period ended September 30, 2001, which was a $153,424 or 3.8% decrease from $4,015,143 in the corresponding period in 2000. This decrease was primarily generated by adverse economic conditions.

     Gross profit for the six-month period ended September 30, 2001, was $998,305 or 25% of revenue, compared to $663,529, in the corresponding period in 2000, increased by $334,776. This increase was primarily due to improved productivity for manufacturing.

     Interest expense for the six-month period ended September 30, 2001, decreased to $26,177, compared to $26,702 for the corresponding period in 2000, primarily due to a decrease in prime interest rate.

OPERATING EXPENSES

     Operating expenses increased by $392,777 or 50% to $777,785 for the six-month period ended September 30, 2001 from $385,008 for corresponding period in year 2000. This was due primarily to additional costs associated with the merger and accounting and legal fees.

NET INCOME/LOSS AND EARNING PER SHARES

     Net income was $63,996 for the six-month period ended September 30, 2001 compared to net income of $251,819 for the corresponding period in 2000. The decrease was attributable to additional costs associated with the merger and accounting and legal fees.

     Earning/loss per shares for the six-month period ended September 30, 2001 decreased to $0.002, as compared to $0.02 for the corresponding period in the year 2000.

     LIQUIDITY AND CAPITAL RESOURCES

       Net cash used in the operations of the Company were $107,227 for the six months period ended 9/30/01. This represents a decrease from the corresponding period in 2000. The decrease is due to decreased sales incurred by the Company during the six-month period. The Company used the cash received from operating activities for working capital. In connection with the Merger, the Company issued 15,000,00 shares of common stock in exchange for all of the outstanding stock of New Century Remanufacturing. The Company intends to pursue external financing sources to meet the cash requirement of its ongoing operations. Management is currently seeking to raise additional funding in the form of equity or debt, or a combination thereof. However, there is can be no guarantee that it will raise sufficient capital to execute its business plan. To the extent that the Company is unable to raise sufficient capital, the Company's business plan will be required to be substantially modified and its operations curtailed. These conditions raise substantial doubt about the Company's ability to continue as a going concern. the Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

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


Dated:  November 19, 2001

                                  NEW CENTURY COMPANIES, INC.



                                  By: /s/ David Duquette
                                      ------------------------------------------
                                  Name:   David Duquette
                                  Title:  Chairman, President and Director

  The accompanying notes are an integral part of these financial statements.