Form 10KSB
period 2001-12-31
NEW CENTURY COMPANIES INC
filed 2002-04-16
CIK 318716

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   ----------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2001
                          -----------------
OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from            to
                               ----------    -----------

                   Commission file Number
                                         ----------------



                           NEW CENTURY COMPANIES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                        Delaware
---------------------------------------------------------         ----------------------------------------------------
     (State or other Jurisdiction of Incorporation)                      (I.R.S. Employer Identification No.)

               9835 Santa Fe Springs Road
                  Santa Fe Springs, CA                                                   90670
---------------------------------------------------------         ----------------------------------------------------
        (Address of Principal Executive Offices)                                      (Zip Code)


                                 (562) 906-8455
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

              Title of Each Class                                                   Name of Each Exchange
              -------------------                                                    on Which Registered
                                                                                     -------------------
-------------------------------------------------                        ---------------------------------------------

-------------------------------------------------                        ---------------------------------------------

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

Yes  X   No
    ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB. [X]

     State issuer's revenue for its most recent fiscal year $6,138,829.
                                                             ---------

     State the aggregate market value of the voting and non-voting common equity held by no-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act.). $13,099,299.
                              ----------

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
Yes  X   No
    ---     ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 10, 2001 there
                                                  --------------------------
were 5,038,192 shares of common stock issued and outstanding
------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

                           NEW CENTURY COMPANIES, INC.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page
                                                                            ----
                                     PART I

Item 1.   Description of Business ..........................................   1

Item 2.   Description of Properties ........................................   4

Item 3.   Legal Proceedings ................................................   5

Item 4.   Submission of Matters to a Vote of Security Holders ..............   5

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters ..............................................   5

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..............................   6

Item 7.   Financial Statements .............................................   8

                                    PART III

Item 8.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act ................   8

Item 9.   Executive Compensation ...........................................   9

Item 10.  Security Ownership of Certain Beneficial Owners and Management ...  10

Item 11.  Certain Relationships and Related Transactions ...................  10

Item 12.  Exhibits, List and Reports on Form 8-K ...........................  10

Signatures .................................................................  12

Financial Statements ....................................................... F-1

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

OVERVIEW

New Century Companies, Inc. (the "Registrant", the "Company" or "New Century") was incorporated in the State of Delaware on August 1, 1980 under the name Numex Corporation. On April 12, 1999, the Registrant acquired all of the outstanding stock of Jeffrey A. Stern & Associates, Inc., in exchange for 3,046,875 shares of common stock in the Company (the "JSA Acquisition"). For accounting purposes, the JSA Acquisition is treated as a re-capitalization of JSA with JSA as the acquirer. Pursuant to the terms of the JSA Acquisition the Registrant changed its name to InternetMercado.com, Inc. on September 27, 2000.

RECENT DEVELOPMENTS

     On May 25, 2001, the Registrant, New Century Acquisition Corp., New Century Remanufacturing, Inc., and certain individual shareholders of New Century Remanufacturing entered into an Agreement and Plan of Merger pursuant to which New Century Acquisition Corp. merged with and into New Century Remanufacturing. Pursuant to the Merger Agreement, shareholders of New Century Remanufacturing exchanged their shares for shares of common stock of the Registrant. New Century shareholders converted their shares into shares of common stock of the Registrant at the ratio of 83.33 shares of common stock of the Registrant for each one share of New Century Remanufacturing. For accounting purposes, this acquisition will be treated as a recapitalization of New Century Remanufacturing, Inc. with New Century Remanufacturing, Inc. as the acquirer. However, since the acquisition was completed after the end of the Registrant's fiscal year, the discussion below provides information with respect to the business operations of New Century Remanufacturing, Inc.

     As part of the Merger, the former director of the Registrant, Jeffrey A. Stern resigned and was replaced by the following directors: David Duquette and Josef Czikmantori both of whom were selected by New Century Remanufacturing. The former officers of the Registrant, Jeffrey A. Stern and Felix Telado, resigned and were replaced by the following officers: David Duquette and Josef Czikmantori. The Registrant has assumed the operations of New Century

Remanufacturing and changed its name to New Century Companies, Inc. on June 15, 2001. All references to "New Century", "us", "our" and "the Company" shall refer to New Century Companies, Inc.

OPERATIONS

     Prior to the Merger, the Company was in the business of developing a Hispanic e-commerce web-site and providing business to business marketing services to other internet companies wanting to reach the Hispanic market. However, due to the difficulty in raising additional working capital to execute its business plans, the Registrant ceased its publishing and marketing internet operations in February 2001.

     After the acquisition on May 25, 2001 with New Century Remanufacturing, the Registrant began the manufacturing, remanfacturing and distribution of large computer numerically controlled ("CNC") horizontal and vertical turning machines. We provide rebuilt, retrofit and remanufacturing services for numerous brands of machine tools. The remanufacture of a machine tool, typically consisting of replacing all components, realigning the machine, adding updated CNC capability and electrical and mechanical enhancements, generally takes two to four months to complete. Once completed, a remanufactured machine is a "like new," state-of-the-art machine costing approximately 40%-50% of the price of a new machine. The warranty policy on a remanufactured machine covers all newly manufactured and remanufactured products and generally provides a two-year parts and labor warranty.

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

Our machines are utilized in a wide variety of industry segments as follows: aerospace, energy, valves, fittings, oil and gas, machinery and equipment, and transportation.

MARKETING

     We market our CNC turning lathes primarily through direct sales and independent representatives throughout the United States. We also market our lathes through advertising in industrial trade publications.

     We market our CNC vertical boring mills by advertising in regional and national trade publications and distributes product literature explaining the differences between used and remanufactured machinery.

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

RESEARCH AND DEVELOPMENT

     Our ongoing research and development program involves creating new products and modifying existing products to meet market demands and redesigning existing products to reduce the cost of manufacturing. The research and development department is staffed with experienced design engineers. The cost of research and development, all of which has been charged to operations, amounted to approximately $1,000,000 over the last two years.

PATENTS AND TRADEMARKS

     The Registrant has applied for patents, trademarks and copyrights relating to its manufactured products. However, the Company's business generally is not dependent upon the protection of any patent, patent application or patent license agreement, or group thereof, and would not be materially affected by the expiration thereof.

EMPLOYEES

     At December 31, 2001, we had 30 employees.

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

ITEM 2.  Description of Properties.

     We are headquartered in Santa Fe Springs, California, and conduct our operations at facilities located in Santa Fe Springs, California. We believe that our facilities are in good condition and provide adequate capacity to meet the our needs for the foreseeable future.

     The following table sets forth certain information relating to the Company's principal facilities:

         Location                  Principal Uses            Approx Sq. Ft.
--------------------------     ---------------------     ----------------------
9835 Santa Fe Springs Road          Manufacturing               44,000
Santa Fe Springs, CA 90670

ITEM 3. Legal Proceedings.

     None.


ITEM 4. Submission of Matters to a Vote of Security Holders.

     There were no matter submitted to security holder for the quarter ended December 31, 2001.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Our common stock trades on the over-the-counter Bulletin Board under the symbol "NCNC." The following table sets forth the high and low sales prices for the shares of common stock as reported on the over-the-counter Bulletin Board for each quarterly period of the last two fiscal years. The bid prices listed below represent prices, adjusted for stock splits, between dealers without adjustments for retail markups, breakdowns or commissions and may not represent actual transactions. These bid prices also reflect a revenue stock split of % 10:1 effected on December 26, 2001.

For Fiscal Year 2000
---------------------
                                                         High             Low
                                                       --------         --------

  December 31                                           $ 10.00         $  5.00
  September 30                                            11.60            6.30
  June 30                                                 20.60            6.30
  March 31                                                33.80            9.40

For Fiscal Year 2001
---------------------
                                                           2.75            2.10
  December 31                                              8.00            2.20
  September 30                                             8.00            5.90
  June 30                                                  9.40             .70
  March 31

     We have not declared any cash dividends on our common stock since inception. Declaration of dividends with respect to the common stock is at the discretion of the Board of Directors. Any determination to pay dividends will depend upon the financial condition, capital requirements, results of operations and other factors deemed relevant by the Board of Directors.

     At December 31, 2001 we had 359 holders of record (not including individual participants in securities position listings) of its common stock as of representing approximately 1,200 individual participants.

     The transfer agent and registrar for our common stock is U.S. Stock Transfer located in Glendale, California.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

     On May 25, 2001, the Registrant acquired all of the outstanding capital stock of New Century Remanufacturing, Inc. in exchange for 2,695,942 shares of the Registrant's common stock. For accounting purposes, this acquisition will be treated as a recapitalization of New Century Remanufacturing, Inc. with New Century Remanufacturing, Inc. as the acquirer. However, since the acquisition was completed after the end of the Registrant's fiscal year, the discussion below provides information with respect to the separate results of operations of each of the Registrant (pre-acquisition) and New Century Remanufacturing, Inc.

     As a result of the acquisition, the Registrant is now engaged in the business of manufacturing and remanufacturing machines as part of the machine tool industry.

PLAN OF OPERATIONS

     The earnings of New Century Companies for the year ended 2001 were negative as a result of management's strategy for continued investment in research - development of new projects and of the corporate expenses related to the public company. The goal of these expenditures was to position New Century as a leading manufacturer and remanufacturer of large horizontal and vertical turning machines. New Century has completed the majority of this current development effort and expects limited resources to be devoted to this area in the next fiscal year.

     Our current strategy is to expand its customer sales base with its present line of machine products. Plans for expansion are expected to be funded through current working capital from ongoing sales. However, significant growth will require additional funds in the form of debt or equity, or a combination thereof. However, there can be no assurance these funds will be available.

     Our growth strategy also includes strategic acquisition in addition to growing its current business. A significant acquisition will require additional financing. There can be no assurance that the Company can obtain such financing.

RESULTS OF OPERATIONS

     New Century generated revenues of $6,138,829 for fiscal year ended December 31, 2001, which was $935,318 decrease from $7,074,147 for the year ending December 31, 2000. This decrease was primarily a result of the economic slow down in 2001.

     Gross profit for the year ending December 31, 2001, was $1,004,241 or 16% of revenues, compared to $357,875, or 5% in 2000, an increase of 180%, primarily due to product development and research reflected in productivity improvement.

     Net operating loss increased to $478,666 for the year December 31, 2001 compared to $395,075 for year ended December 31, 2000 due to the non-recurring corporate expenses related to the public company.

     Interest expense for the year ended December 31, 2001, decreased to $66,507, compared to $67,839, year ended December 31, 2000, primarily due to a decrease of the prime lending rate.

     Financial Condition, Liquidity, Capital Resources
     -------------------------------------------------

     Net cash used in the operations of New Century during fiscal year 2001 was ($483,855), which was a $1,044,154 decrease from fiscal year 2000. The decrease is due to corporate expenses related to the public company. New century financed its cash flow deficiency by securing financing through the placement of common stock and Notes payable. Total cash provided by financing activities of $375,736 for the fiscal year 2001.

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

     The company's auditors have issued their report which contains an explanatory paragraph as to the company's ability to continue as a going concern. The company is currently addressing its liquidity problem by the following actions:
..   The company continues its aggressive program for selling inventory that has been produced or is currently in production.
..   The Company continues to implement plans to further reduce operating costs.
..   The Company is continually seeking investment capital through the public markets.
However, there is no guarantee that any of these strategies will enable the company to meet its obligations for the foreseeable future.

     Inflation and Changing Prices
     -----------------------------

     The Registrant does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

     Critical Account Policies
     -------------------------

     The Company uses the percentage-of-completion method of accounting to account for long-term contracts and, therefore, take into account the cost, estimated earnings, and revenue to date on fixed-fee contracts not yet completed. The percentage-of-completion method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

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

                                    PART III

ITEM 8. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 2001. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name                     Age       Position
----                     ---       --------
David Duquette           58        Chairman of the Board, President and Director

Josef Czikmantori        49        Secretary and Director

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

     JOSEF CZIKMANTORI. Mr. Czikmantori has served as Secretary and Director of the Company since May 25, 2001. Mr. Czikmantori was born in Romania. He completed 3 years of Technical College in Romania and then worked for United Machine Tool, which manufactured metal cutting machinery. In 1986, Mr. Czikmantori defected from communist Romania and traveled to Los Angeles. He joined Mr. David Duquette at Orange Coast Machine Tools. He is a co-founder of New Century Remanufacturing.

Section 16(a) Beneficial Ownership Compliance
---------------------------------------------

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

ITEM 9. Executive Compensation.

     The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer and the three other most highly compensated executive officers who were serving as such as of December 31, 2001, whose aggregate compensation for fiscal year 2001 exceeded $100,000 for services rendered in all capacity for that fiscal year.

                           Summary Compensation Table
                           --------------------------

                  Annual Compensation             Long-Term
                                            Compensation Awards           Shares of
     Name         Year    Salary    Bonus   Other Compensation   Common Stock Underlying Options
     ----         ----    ------    -----   ------------------   -------------------------------
David Duquette    2001   197,600      0             0                          --
Josef Czikmantori 2001   127,400      0             0                          --


----------------------------------------------------------------------------------------------------------------------

                                          Option Grants in Last Fiscal Year

----------------------------------------------------------------------------------------------------------------------

          Name               Number of      Percent of Total   Exercise or Base   Market Price on    Expiration Date
                             Securities      Options Granted         Price           Grant Date
                             Underlying      to Employees in
                          Options Granted      Fiscal Year

------------------------- ----------------- ------------------ ------------------ ----------------- ------------------
David Duquette                   --                                    --
Josef Czikmantori                --                                    --
----------------------------------------------------------------------------------------------------------------------

ITEM 10. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2001 by (i) those persons or groups known to the Registrant who will beneficially own more than 5% of the Registrant's common stock; (ii) each director and director nominee; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2001; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to the Registrant. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

Name of Beneficial Owner                              No. of Shares     Percentage of Ownership(l)
------------------------                              -------------     -----------------------
David Duquette                                          1,029,000                21%
Josef Czikmantori                                         506,000                10%

Officers and Directors as a Group (2 persons)           1,535,557                31%

5% or More Beneficial Ownership
-------------------------------

Jeffrey A. Stern(2)                                       400,571                 8%
Bastion Capital Fund L.P.(3)                              400,000                 8%

------------------------------

(1) Based on 5,038,192 shares outstanding. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of December 31, 2001 are deemed to be outstanding and to be beneficially owned by the holder thereof for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes options to purchase 150,000 shares.

(3) Includes warrants to purchase 100,000 shares.

ITEM 11. Certain Relationships and Related Transactions.

None.

ITEM 12. Exhibits, List and Reports on Form 8-K.

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

3.2 Bylaws. Incorporated by reference to exhibit 2.2 to the Registration Statement on Form S-18, filed on August 14, 1980.

10.1 Agreement and Plan of Merger, dated as of May 25, 2001, by and among Internetmercado.com, Inc., New Century Remanufacturing, Inc., New Century Acquisition Corporation, David Duquette and Josef Czikmantori; Incorporated by reference to the Exhibit 2.1 of the 8-K filed June 4, 2001

21.1             Subsidiaries of the Registrant*

------------------
*Filed herewith

(b) Reports on Form 8-K

          None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 2002                   NEW CENTURY COMPANIES, INC.


                                        /s/  David Duquette
                                        ----------------------------------------
                                        Name:  David Duquette
                                        Title:  Chairman, President and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and ill the capacities and on the dates indicated.

Date: April 15, 2002                    /s/ David Duquette
                                        ----------------------------------------
                                        Name:  David Duquette
                                        Title:  Chairman, President and Director

Date:  April 15, 2002                   /s/ Josef Czikmantori
                                        ----------------------------------------
                                        Name:  Josef Czikmantori
                                        Title:  Secretary and Director

                                                     NEW CENTURY COMPANIES, INC.
                                                                        CONTENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------


                                                                         Page
INDEPENDENT AUDITOR'S REPORT                                              F-2

FINANCIAL STATEMENTS

     Balance Sheet                                                     F-3 - F-4

     Statements of Operations                                             F-5

     Statements of Shareholders' Deficit                                  F-6

     Statements of Cash Flows                                          F-7 - F-8

     Notes to Financial Statements                                    F-9 - F-24

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
New Century Companies, Inc.
Santa Fe Springs, California

We have audited the accompanying balance sheet of New Century Companies, Inc. as of December 31, 2001, and the related statements of operations, shareholders' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Century Companies, Inc. as of December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's current liabilities exceed its current assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 1, 2002

                                                     NEW CENTURY COMPANIES, INC.
                                                                   BALANCE SHEET
                                                               December 31, 2001

--------------------------------------------------------------------------------


                                     ASSETS

Current assets
     Cash                                                             $   43,764
     Contracts receivable                                                306,176
     Inventory                                                         1,193,204
     Costs and estimated earnings on contracts in
         progress in excess of billings                                  106,554
     Prepaid expenses and other current assets                            97,933
                                                                      ----------

              Total current assets                                     1,747,631

Property and equipment, net                                              700,865
Deposits                                                                 259,177
                                                                      ----------

                      Total assets                                    $2,707,673
                                                                      ==========


   The accompanying notes are an integral part of these financial statements

                                                     NEW CENTURY COMPANIES, INC.
                                                                   BALANCE SHEET
                                                               December 31, 2001

--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
     Book overdraft                                                                    $         88,079
     Notes payable, net of discount of $106,000                                                 391,013
     Current portion of capital lease obligations                                                44,537
     Accounts payable                                                                         1,097,473
     Accrued expenses                                                                           315,385
     Billings in excess of costs and estimated earnings on
         contracts in progress                                                                  921,584
                                                                                       ----------------

              Total current liabilities                                                       2,858,071

Capital lease obligations, net of current portion                                                50,014
                                                                                       ----------------

                  Total liabilities                                                           2,908,085
                                                                                       ----------------

Commitments and contingencies

Shareholders' deficit
     Cumulative, convertible, Series B preferred stock, $1 par value
         15,000,000 shares authorized
         56,900 shares issued and outstanding                                                    56,900
     Common stock, $0.10 par value
         6,000,000 shares authorized
         4,940,527 shares issued and outstanding                                                494,053
     Additional paid-in capital                                                               1,410,927
     Treasury stock, at cost, 7,750 shares                                                       (7,750)
     Subscription receivable                                                                 (1,087,500)
     Loans to shareholders                                                                     (433,345)
     Deferred consulting fees                                                                  (155,031)
     Accumulated deficit                                                                       (478,666)
                                                                                       ----------------

              Total shareholders' deficit                                                      (200,412)
                                                                                       ----------------

                      Total liabilities and shareholders' deficit                      $      2,707,673
                                                                                       ================

   The accompanying notes are an integral part of these financial statements

                                                     NEW CENTURY COMPANIES, INC.
                                                        STATEMENTS OF OPERATIONS
                                                For the Years Ended December 31,

--------------------------------------------------------------------------------

                                                                                      2001                2000
                                                                                  -----------         -----------
Net sales                                                                         $ 6,138,829         $ 7,074,147

Cost of sales                                                                       5,134,588           6,716,272
                                                                                  -----------         -----------

Gross profit                                                                        1,004,241             357,875

Operating expenses                                                                  1,437,918             819,350
                                                                                  -----------         -----------

Loss from operations                                                                 (433,677)           (461,475)
                                                                                  -----------         -----------

Other income (expense)
     Interest expense                                                                 (66,507)            (67,839)
     Interest income                                                                   17,916              11,621
     Other income                                                                       4,402             123,418
                                                                                  -----------         -----------

         Total other income (expense)                                                 (44,189)             67,200
                                                                                  -----------         -----------

Loss before provision for income taxes                                               (477,866)           (394,275)

Provision for income taxes                                                                800                 800
                                                                                  -----------         -----------

Net loss                                                                             (478,666)           (395,075)

Cumulative preferred dividends                                                         71,125                   -
                                                                                  -----------         -----------

Net loss available to common shareholders                                         $  (549,791)        $  (395,075)
                                                                                  ===========         ===========

Basic and diluted loss per share                                                  $     (0.16)        $     (0.26)
                                                                                  ===========         ===========

Basic and diluted weighted-average shares outstanding                               3,451,109           1,500,000
                                                                                  ===========         ===========

   The accompanying notes are an integral part of these financial statements

                                                     NEW CENTURY COMPANIES, INC.
                                             STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                For the Years Ended December 31,

--------------------------------------------------------------------------------

                          Cumulative, Convertible
                          Series B Preferred Stock        Common Stock         Additional
                          ------------------------   ------------------------    Paid-in     Treasury   Subscription    Loans to
                            Shares        Amount       Shares        Amount      Capital       Stock     Receivable   Shareholders
                          ---------   -----------    -----------  -----------  -----------  ----------  ------------  ------------
Balance, December 31,
   1999                           -    $         -     1,500,000  $   150,000  $   (60,000) $        -  $          -  $   (106,500)
Loan to shareholder                                                                                                       (251,824)
Net loss
                          ---------    -----------   -----------  -----------  -----------  ----------  ------------  ------------

Balance, December 31,
   2000                           -              -     1,500,000      150,000      (60,000)          -             -      (358,324)
Merger with Internet-
   Mercado.com, Inc.        100,900        100,900     2,695,942      269,594     (146,739)     (7,750)      (87,500)
Issuance of common
   stock for
   subscription
   receivable                                            400,000       40,000      960,000                (1,000,000)
Issuance of common
   stock for cash                                        200,000       20,000      230,000
Issuance of common
   stock for consulting
   services                                               71,250        7,125      285,000
Amortization of
   deferred
   consulting fees
Loan to shareholder                                                                                                        (75,021)
Discount on debt
   attributable to stock
   purchase warrants                                                               106,000
Conversion of
   preferred stock to
   common stock             (44,000)       (44,000)       73,335        7,334       36,666
Net loss
                          ---------    -----------   -----------  -----------  -----------  ----------- ------------  ------------

Balance, December 31,
   2001                      56,900    $    56,900     4,940,527  $   494,053  $ 1,410,927  $   (7,750) $ (1,087,500) $   (433,345)
                          =========    ===========   ===========  ===========  ===========  ==========  ============  ============


                                           Retained
                              Deferred     Earnings
                            Consulting   (Accumulated
                               Fees        Deficit)       Total
                           ------------  ------------  -----------
Balance, December 31,
   1999                    $          -    $  523,580  $   507,080
Loan to shareholder                                       (251,824)
Net loss                                     (395,075)    (395,075)
                          -------------  ------------  -----------

Balance, December 31,
   2000                               -       128,505     (139,819)
Merger with Internet-
   Mercado.com, Inc.                         (128,505)           -
Issuance of common
   stock for
   subscription
   receivable                                                    -
Issuance of common
   stock for cash                                          250,000
Issuance of common
   stock for consulting
   services                    (292,125)                         -
Amortization of
   deferred
   consulting fees              137,094                    137,094
Loan to shareholder                                        (75,021)
Discount on debt
   attributable to stock
   purchase warrants                                       106,000
Conversion of
   preferred stock to
   common stock                                                  -
Net loss                                     (478,666)    (478,666)
                           ------------  ------------  -----------

Balance, December 31,
   2001                    $   (155,031) $   (478,666) $  (200,412)
                           ============  ============  ===========


  The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,

--------------------------------------------------------------------------------

                                                                       2001            2000
                                                                   ------------    ------------
Cash flows from operating activities

   Net loss                                                        $   (478,666)   $   (395,075)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
       Depreciation and amortization of property and equipment          216,490         129,500
       Amortization of consulting fees                                  137,094               -
       Interest income                                                  (17,916)        (11,621)
       Inventory reserves for obsolescence                                    -         (50,000)
       (Increase) decrease in

         Contracts receivable                                           (47,176)       (156,500)
         Inventory                                                     (503,365)        590,348
         Costs and estimated earnings on contracts in
              progress in excess of billings                            (14,414)         43,806
         Prepaid expenses and other current assets                      (52,085)        (16,001)
         Deposits                                                      (250,000)              -
       Increase (decrease) in

         Accounts payable                                               223,531        (182,482)
         Accrued expenses                                               230,873         (68,224)
         Billings in excess of costs and estimated earnings on
              contracts in progress                                      71,779         676,548
                                                                   ------------    ------------

Net cash provided by (used in) operating activities                    (483,855)        560,299
                                                                   ------------    ------------

Cash flows from investing activities
   Purchase of property and equipment                                    (4,041)        (34,042)
   Loans to shareholders                                                (75,021)       (251,824)
                                                                   ------------    ------------

Net cash used in investing activities                                   (79,062)       (285,866)
                                                                   ------------    ------------

Cash flows from financing activities
   Book overdraft                                                        88,079               -
   Proceeds from notes payable                                          250,000               -
   Principal payments on notes payable                                 (176,834)       (116,208)
   Principal payments on capital lease obligations                      (35,509)        (26,358)
   Issuance of common stock                                             250,000               -
                                                                   ------------    ------------

Net cash provided by (used in) financing activities                     375,736        (142,566)
                                                                   ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,

--------------------------------------------------------------------------------

                                                                2001               2000
                                                          ---------------    ----------------
Net increase (decrease) in cash                           $      (187,181)   $        131,867

Cash, beginning of year                                           230,945              99,078
                                                          ---------------    ----------------

Cash, end of year                                         $        43,764    $        230,945
                                                          ===============    ================


Supplemental disclosures of cash flow information

   Interest paid                                          $        66,507    $         67,839
                                                          ===============    ================

   Income taxes paid                                      $           800    $            800
                                                          ===============    ================

Supplemental schedule of non-cash investing and financing activities

During the year ended December 31, 2001, the Company entered into the following non-cash transactions:

..    issued 2,695,942 shares of common stock in connection with the merger of
     InternetMercado.com.

..    issued 400,000 shares of common stock in exchange for a $1,000,000 subscription receivable.

..    issued 71,250 shares of common stock in exchange for $292,125 of consulting services.

..    converted 44,000 shares of preferred stock in exchange for 73,335 shares of common stock.

..    acquired $31,452 of property and equipment under capital lease obligations.

During the year ended December 31, 2000, the Company entered into the following non-cash transactions:

..    acquired $88,000 of property and equipment under capital lease obligations.

..    transferred $730,710 of inventory to property and equipment.

   The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------


NOTE 1 - BUSINESS AND ORGANIZATION

         General
         -------

         New Century Companies, Inc. (the "Company"), a California corporation, was incorporated March 1996 and is located in Southern California. The Company provides after-market services, including rebuilding, retrofitting, and remanufacturing of metal cutting machinery. Once completed, a remanufactured machine is "like new" with state-of-the-art computers, and the cost to the Company's customers is approximately 40% to 50% of that of a new machine.

         The Company currently sells its services by direct sales and through a network of machinery dealers across the United States. Its customers are generally medium- to large-sized manufacturing companies in various industries where metal cutting is an integral part of their businesses. The Company grants credit to its customers who are predominately located in the western United States.

         Stock Split
         -----------

         On November 26, 2001, the Company authorized a one-for-10 reverse stock split. All share and per share data have been retroactively restated to reflect the split.

         Merger with InternetMercado.com, Inc.
         -------------------------------------

         On May 25, 2001, the Company entered into a merger agreement (the "Agreement") in which the Company was merged with InternetMercado.com, Inc. ("InternetMercado"). In accordance with the terms of the Agreement, the following conversions occurred:

         . Each issued and outstanding share of common stock of the new entity's newly formed, wholly owned subsidiary was converted into one share of the Company's common stock.

         . Each share of the Company's common stock was converted into shares of InternetMercado's common stock, par value $0.10 per share (the "InternetMercado Shares") at the rate of 83.33 InternetMercado Share for each of the Company's shares amounting to an aggregate 1,500,000 InternetMercado Shares.

         The transaction has been accounted for as a reverse acquisition, whereby the Company is the accounting acquirer, and the equity section has been restated to reflect the Company's current capital structure.

         Name Change
         -----------

         In June 2001, the Company's name was changed from InternetMercado.com, Inc. to New Century Companies, Inc.

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------


NOTE 2 - GOING CONCERN AND RISKS AND UNCERTAINTIES

         Going Concern
         -------------

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2001, the Company had high levels of inventory, its current liabilities exceeded its current assets, and it is not in compliance with loan terms, which caused the Company liquidity issues.

         In response to these problems, management has taken the following actions:

         . The Company continues its aggressive program for selling inventory.

         . The Company continues to implement plans to further reduce operating costs.

         . The Company merged with a public company in May 2001 (see Note 1) and is in the process of issuing a private placement.

         . The Company is seeking investment capital through the public markets.

         . The Company has secured approximately $1,815,500 worth of new orders from January 2002 through March 2002.

         The financial statements do not include any adjustments that might be necessary should the Company be unable to implement any or all of these plans.

         Listing and Maintenance Criteria for NASDAQ Securities
         ------------------------------------------------------

         The Company intends to apply for listing of its common stock on NASDAQ for the Small-Cap Market. The initial listing standards for the NASDAQ Small-Cap Market require that the Company have total assets of at least $4,000,000, total shareholders' equity of at least $2,000,000, a public float of at least 100,000 shares with a market value of at least $1,000,000, at least 300 shareholders, a minimum bid price for its common stock of $3 per share, and at least two market makers. To maintain its listing on the NASDAQ Small-Cap Market, the Company must continue to be registered under Section 12(g) of the Securities and Exchange Act of 1934 and have total assets of at least $2,000,000, total shareholders' equity of at least $1,000,000, a public float of at least 100,000 shares with a market value of at least $200,000, at least 300 shareholders, a minimum bid price for its common stock of $1 per share, and at least two market makers. There is not an assurance that the Company will be able to obtain or maintain the standards for NASDAQ Small-Cap Market listing.

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------


NOTE 2 - GOING CONCERN AND RISKS AND UNCERTAINTIES (Continued)

         Concentrations of Risk
         ----------------------

         Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and contracts receivable. The Company places its cash with high credit, quality financial institutions. At times, such cash may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. At December 31, 2001, the uninsured portions held at the financial institutions aggregated to $118,573. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. With respect to contracts receivable, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

         Major Customers
         ---------------

         During the year ended December 31, 2001, the Company conducted business with three customers whose sales comprised 28%, 22%, and 10% of net sales. As of December 31, 2001, three customers accounted for 44%, 36%, and 15% of total contracts receivable.

         Major Suppliers
         ---------------

         During the years ended December 31, 2001 and 2000, the Company conducted business with one supplier who accounted for 32% and 27% of total purchases, respectively. As of December 31, 2001, two suppliers accounted for 21% and 12% of total accounts payable.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Revenue Recognition
         -------------------

         Service Revenue

         Service revenues are billed and recognized in the period the services are rendered.

         Method of Accounting for Long-Term Contracts

         The Company uses the percentage-of-completion method of accounting to account for long-term contracts and, therefore, take into account the cost, estimated earnings, and revenue to date on fixed-fee contracts not yet completed. The percentage-of-completion method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Revenue Recognition (Continued)
         -------------------

         Method of Accounting for Long-Term Contracts (Continued)

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

         Inventory
         ---------

         Inventory is comprised primarily of work in process and is valued at the lower of cost (first-in, first-out method) or market. Cost components include material, direct labor, machinery, subcontracts, and allocations of indirect overhead.

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Property and Equipment
         ----------------------

         Property and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the various classes of property and equipment as follows:

                  Machinery and equipment                 5 years
                  Computer equipment                      5 years
                  Capital lease equipment                 5 years
                  Leasehold improvements                  5 years

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

         Stock-Based Compensation
         ------------------------

         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees.

         The Company has elected to use the implicit value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123.

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

================================================================================

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Advertising
         -----------
         Advertising expenses are charged to expense as incurred. For the years ended December 31, 2001 and 2000, total advertising expense was $83,812 and $204,832, respectively.

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

         As of April 30, 2001, the Company's federal filing status was changed from "S" corporation to "C" corporation status. Under its "S" corporation status, any profits or losses in the Company were passed on to its shareholders and were not taxed at the corporate level. Taxes recorded on the accompanying financial statements are only those for the period from May 1, 2001 through December 31, 2001 and may not be indicative of future tax provisions.

         The pro forma effects of taxes as if the Company had been taxed as a "C" corporation during the years ended December 31, 2001 and 2000 would not have an effect on pro forma basic and diluted loss per share as a full valuation allowance was made on the deferred tax benefit.

         Loss per Share
         --------------
         Loss per share is presented according to SFAS No. 128, "Earnings Per Share." Basic loss per share excludes dilution and is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the years ended December 31, 2001 and 2000, because the Company incurred net losses, basic and diluted loss per share are the same. In addition, the Company had certain convertible preferred stock and common stock, including options and warrants, which were not included in diluted loss per share as their effects would have been anti-dilutive.

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

================================================================================

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Reclassifications
         -----------------
         Certain amounts included in the prior year financial statements have been reclassified to conform with the current year presentation. Such reclassification did not have any effect on reported net loss.

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

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. The Company does not expect adoption of SFAS No. 143 to have a material impact, if any, on its financial position or results of operations.

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

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

================================================================================

NOTE 4 - CONTRACTS IN PROGRESS

     Contracts in progress as of December 31, 2001 were as follows:

          Cumulative costs to date                                              $  1,023,205
          Cumulative gross profit to date                                            481,684
                                                                                ------------

          Cumulative revenue earned                                                1,504,889
          Less progress billings to date                                           2,319,919
                                                                                ------------

              Net overbillings                                                  $   (815,030)
                                                                                ============

     The following is included in the accompanying balance sheet under these captions as of December 31, 2001:

          Costs and estimated earnings on contracts in
              progress in excess of billings                                    $    106,554
          Billings in excess of costs and estimated earnings
              on contracts in progress                                               921,584
                                                                                ------------

                   Net overbillings                                             $   (815,030)
                                                                                ============


NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2001 consisted of the following:

          Machinery and equipment                                               $    876,781
          Computer equipment                                                          26,506
          Capital lease equipment                                                    159,652
          Leasehold improvements                                                     106,107
                                                                                ------------

                                                                                   1,169,046

          Less accumulated depreciation and amortization                             468,181
                                                                                ------------

              Total                                                             $    700,865
                                                                                ============

     For the years ended December 31, 2001 and 2000, depreciation and amortization expense amounted to $216,490 and $129,500, respectively. Included in accumulated depreciation is $31,930 for capital lease equipment at December 31, 2001.

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

================================================================================


NOTE 6 - LOANS TO SHAREHOLDERS

         As of December 31, 2001, the Company had loans to certain of its shareholders for $433,345, which bear interest at 5% per annum. There is not a specified maturity date, and it is the Company's and shareholders' intention not to reduce the balance before December 31, 2002. For the years ended December 31, 2001 and 2000, total interest income from loans to shareholders was $17,916 and $11,621, respectively.

NOTE 7 - NOTES PAYABLE

         Notes payable at December 31, 2001 consisted of the following:

              Notepayable - converted from line of credit, secured by all of the
                  Company's assets and personal guarantees of the shareholders.
                  Payable monthly at $8,500, plus interest at the Citibank,
                  N.A.'s base rate (4.75% at December 31, 2001), plus 1%. Debt matured in February 2001, but was subsequently extended to
                  June 2002.                                                     $   170,624

              Notepayable - secured by all of the Company's assets and personal guarantees of the shareholders. Payable monthly at $6,944, plus interest at the Citibank, N.A.'s base rate (4.75% at
                  December 31, 2001), plus 1.25%. Debt matures in December 2002.
                  The Company must maintain certain financial covenants of which
                  the Company was not in compliance at December 31, 2001.             76,389

              Notepayable - original principal of $250,000, unsecured, including warrants to purchase the Company's common stock at an exercise price of $0.20 per share. The note payable is personally
                  guaranteed by a shareholder of the Company. Payable on or
                  before June 21, 2002, accruing interest at 18% per annum. This amount is net of a discount applicable to detachable warrants
                  of $106,000.                                                       144,000
                                                                                 -----------

                                                                                     391,013

              Less current portion                                                   391,013
                                                                                 -----------

                       Long-term portion                                         $         -
                                                                                 ===========

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         Leases
         ------
         The Company leases equipment under an operating lease requiring minimum monthly payments of $273 per month through August 2005. For the year ended December 31, 2001 and 2000, total equipment rent expense was $3,277 and $3,277, respectively.

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

         Leases (Continued)
         ------

         The Company leases a truck under an operating lease requiring minimum monthly payments of $538 per month through July 2005. For the years ended December 31, 2001 and 2000, truck lease expense was $6,460 and $2,690, respectively.

         The Company leases office and factory space under an operating lease requiring minimum monthly payments of $6,800 through August 2003. The agreement calls for annual increases. For the years ended December 31, 2001 and 2000, rent expense was $83,150 and $79,200, respectively.

         On November 30, 2001, the Company entered into an agreement with a real estate company to lease its office and warehouse facility, commencing December 31, 2001. The lease requires initial monthly payments of $28,515 and includes annual increases of 3% through December 2006. The lease is personally guaranteed by one of the shareholders. The agreement includes an option to purchase the land and building for $3,550,000. As of December 31, 2001, the Company had placed $250,000 in escrow to be used toward such purchase, which is included in deposits in the accompanying balance sheet. These monies are non-refundable, except for reasons specified in the agreement.

         The Company also leases equipment under capital lease obligations that expire through December 2005. Monthly payments of $5,201 are due, including interest at rates ranging from 16% to 31%.

         Future minimum lease payments under operating and capital lease agreements at December 31, 2001 were as follows:

              Year Ending                            Operating           Capital
             December 31,                             Leases             Leases
             ------------                         ---------------    -----------

                 2002                             $    435,911       $    62,405
                 2003                                  418,176            34,805
                 2004                                  372,750            14,155
                 2005                                  378,499            10,033
                 2006                                  385,120                 -
                                                  ------------       -----------

                                                  $  1,990,456           121,398
                                                  ============
             Less amount representing interest                            26,847
                                                                     -----------

                                                                          94,551
             Less current portion                                         44,537
                                                                     -----------

               Long-term portion                                     $    50,014
                                                                     ===========

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

         Leases (Continued)
         ------

         Interest expense related to capital lease obligations for the years ended December 31, 2001 and 2000 was $26,896 and $19,062, respectively.

         Service Agreements
         ------------------

         Periodically, the Company enters into various agreements for services including, but not limited to, public relations, financial consulting, and manufacturing consulting. Generally, the agreements are ongoing until such time they are terminated, as defined. Compensation for services is paid either at a fixed monthly rate or based on a percentage, as specified, and may be payable in shares of the Company's common stock. As of December 31, 2001, the Company was a party to two such agreements. During the years ended December 31, 2001 and 2000, the Company incurred $137,094 and $0, respectively, in connection with such arrangements. Such is included in operating expenses in the accompanying statements of operations.

NOTE 9 - SERIES B PREFERRED STOCK

         The Company has 15,000,000 authorized shares of cumulative, convertible Series B preferred stock. The preferred shares have a cumulative dividend of $1.25 per share, which is payable on a semi-annual basis, are convertible into 1.67 shares of the Company's common stock, and do not have any voting rights. As of December 31, 2001, 56,900 shares were issued and outstanding, and accumulated dividends amounted to $393,123. Cumulative dividends attributable to the Company since May 25, 2001 were $71,125 and have been reflected as an increase in the loss attributable to common shareholders. During the years ended December 31, 2001 and 2000, 44,000 and 0 preferred shares, respectively, were converted into 73,335 and 0 common shares, respectively.

NOTE 10 - COMMON STOCK

         Common Stock Issued for Subscription Receivable
         -----------------------------------------------

         The Company received an $87,500 subscription receivable from a member of the Board of Directors in exchange for shares of the Company's common stock. The receivable bears interest at an annual rate of 6%. Principal and any unpaid interest is due on October 6, 2001. As of December 31, 2001, the receivable remained unpaid, and management expects full collection.

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

--------------------------------------------------------------------------------

NOTE 10 - COMMON STOCK (Continued)

         Common Stock Issued for Subscription Receivable (Continued)
         -----------------------------------------------

         On May 25, 2001, the Company received a $1,000,000 subscription receivable from five employees in exchange for 400,000 shares of the Company's common stock. The receivable bears interest at 6% per annum. The principal and accrued interest are payable in May 2002, with an option to extend the due date for one year in return for an increase in the interest rate to 10% per annum.

         Common Stock Issued for Cash
         ----------------------------

         During the year ended December 31, 2001, the Company issued 200,000 shares of common stock to a shareholder, valued at $1.25 per share, for $250,000 in cash.

         Common Stock Issued for Services
         --------------------------------

         On November 15, 2001, the Company issued 71,250 restricted shares of common stock to two consultants for services in connection with a private placement (see Note 14). The shares were valued at the fair market value as of November 15, 2001, or $4.10 per share, totaling $292,125 to be amortized over the term of the services, as specified in the related agreements. The fair market value of the services received was determined by management to be the value of such services had the Company paid cash. As of December 31, 2001, the balance of deferred consulting services totaled $155,031.

         New Issuances of Common Stock
         -----------------------------

         Generally, all new issuances of common stock made by the Company carry registration rights.

NOTE 11 - WARRANTS AND STOCK OPTIONS

         Warrants
         --------

         On December 21, 2001, the Company issued 100,000 warrants to purchase common stock for $2 per share, which is exercisable for two years from the date of issuance. The warrants were issued in connection with a six-month, short-term note payable. In accordance with accounting principles generally accepted in the United States, the proceeds of the financing have been allocated to the debt and the warrants, based on their relative fair values. Accordingly, a discount of $106,000 has been recorded as a reduction in the debt balance, and the off-setting credit has been recorded as additional paid-in capital. The discount is being amortized and charged to expense over the life of the debt. During the year ended December 31, 2001, amortization of the discount was not material.

         Employee Stock Options
         ----------------------

         In connection with the merger agreement with InternetMercado, the Company assumed the Incentive Stock Option Plan ("ISOP") granted by InternetMercado to its employees.

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

================================================================================

NOTE 11 - WARRANTS AND STOCK OPTIONS (Continued)

         Employee Stock Options (Continued)
         ----------------------
         Under the terms of the Company's ISOP, options to purchase 1,000,000 shares of common stock may be issued to all key employees who are eligible to receive non-assignable and non-transferable options to purchase shares. The exercise price of any option may not be less than the fair market value of the shares on the date of grant. No options granted may be exercisable more than 10 years after the date of grant. The options granted generally vest evenly over a one-year period, beginning from the date of grant. During the year ended December 31, 2001, the Company assumed 233,250 stock options in connection with the merger agreement under the Company's ISOP.

         Non-Employee Stock Options
         --------------------------
         The Company has also assumed a non-statutory stock option plan ("NSSO") to purchase an aggregate of 1,350,000 shares of common stock granted to three non-employees for services rendered. These options are non-assignable and non-transferable, are exercisable over a five-year period from the date of grant, and vested on the date of grant. During the year ended December 31, 2001 the Company assumed 308,333 stock options in connection with the merger agreement under the Company's NSSO plan.

         Warrant and Stock Option Transactions
         -------------------------------------
         The following table summarizes all of the Company's warrant and stock option transactions:


                                             Number of Shares                   Weighted-
                                         ------------------------                Average
                                                           Non-                  Exercise
                                          Employee     Employee       Total       Price
                                         -----------  -----------  -----------  ----------
            Assumed in connection
              with merger agreement        233,250      308,333      541,583     $  10.48
                Granted                          -      100,000      100,000     $   2.00
                                         -----------  -----------  -----------

            Outstanding and
              exercisable,
              December 31, 2001            233,250      408,333      641,583     $   9.15
                                         ===========  ===========  ===========

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

================================================================================

NOTE 11 - WARRANTS AND STOCK OPTIONS (Continued)

         Warrant and Stock Option Transactions (Continued)
         -------------------------------------
         The weighted-average remaining contractual life of the warrants and options outstanding at December 31, 2001 was 3.37 years. The exercise prices of the warrants and options outstanding at December 31, 2001 ranged from $2 to $12.50, and information relating to these options is as follows:

                                                                       Weighted-
                                                                        Average
                                                     Weighted-     Exercise Price of
                                  Stock Options       Average        Stock Options
                    Range of      and Warrants       Remaining        and Warrants
                    Exercise     Outstanding and    Contractual     Outstanding and
                     Prices        Exercisable          Life          Exercisable
                ---------------  ---------------  ---------------  -----------------
                $   2.00 - 7.50          135,000       3.59 years  $            3.30
                $          9.80           64,750       3.36 years  $            9.80
                $         10.00          291,833       3.28 years  $           10.00
                $         12.50          150,000       3.36 years  $           12.50
                                 ---------------

                                         641,583
                                 ===============

         All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant. In accordance with accounting for such options utilizing the intrinsic value method, there is not any related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the methods of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 2001 and 2000 would be the same since employee options were not issued during those years. As such, no pro forma disclosure has been made.

         The fair value of the warrants granted during the year ended December 31, 2001 for purposes of determining the discount to be applied to the note payable issued with detachable warrants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2001: dividend yield of 0%, expected volatility of 175%, risk-free interest rate of 3.17%, and expected life of two years.

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

================================================================================

NOTE 12 - BACKLOG

         The following schedule summarizes changes in backlog on contracts during the year ended December 31, 2001. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at December 31, 2001 and from contractual agreements on which work has not yet begun:

                  Backlog balance at December 31, 2000                            $  2,438,165
                  New contracts and contract adjustments during the year             6,466,628
                                                                                  ------------

                  Sub-total                                                          8,904,793
                  Less contract revenue earned during the year                       6,138,829
                                                                                  ------------

                      Backlog balance at December 31, 2001                        $  2,765,964
                                                                                  ============



NOTE 13 - INCOME TAXES

         Significant components of the Company's deferred tax assets at December 31, 2001 were as follows:

                  Net operating loss carryforward                                 $    133,000
                  Reserve for warranty                                                  12,900
                  Accrued compensated absences                                          12,000
                                                                                  ------------

                                                                                       157,900
                  Less valuation allowance                                             157,900
                                                                                  ------------

                      Total                                                       $          -
                                                                                  ============

         As of December 31, 2001, the valuation allowance for deferred tax assets totaled $157,900. For the years ended December 31, 2001 and 2000, the net change in the valuation allowance was an increase of $157,900 and a change of $0, respectively.

         As of December 31, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $426,900 and $212,900, respectively. The net operating loss carryforwards begin expiring in 2021 and 2011, respectively. The utilization of net operating loss carryforwards may be limited due to the ownership change under the provisions of Internal Revenue Code
         Section 382 and similar state provisions.

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

================================================================================

NOTE 14 - SUBSEQUENT EVENTS

         Private Placement Memorandum
         ----------------------------
         Subsequent to December 31, 2001, the Company authorized 60,000 shares of Series C 5% convertible preferred stock (the "Series C"). Effective March 20, 2002, the Company began the process of preparing for the public offering of the Series C at a price of $25 a share, with a minimum offering of 30,000 shares and a maximum of 60,000 shares. The Series C has a par value of $1 per share and is convertible into 16.667 shares of the Company's common stock with a par value of $0.10 per share, representing a purchase price of $1.50 per share.

         Sublease Agreement
         ------------------
         In January 2002, the Company entered into an agreement with an unrelated party to sublease its office and factory space, expiring in August 2003. The sublease agreement requires monthly rent of $8,200 and a security deposit equal to the monthly rent.