Form 10QSB
period 2002-03-31
NEW CENTURY COMPANIES INC
filed 2002-05-15
CIK 318716

                      U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:                                    Commission File Number:
  March 31, 2002                                                0-7722

                          NEW CENTURY COMPANIES, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


          DELAWARE                                        061034587
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


                          9835 Santa Fe Springs Road
                          Santa Fe Springs, CA 90670
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

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

                                Yes  X  No ___
                                    ---

The number of shares of Common Stock, par value $.10 per share, outstanding as of March 31, 2002 is 4,960,527.

Transitional Small Business Disclosure Format (check one):  Yes ___  No  X
                                                                        ---

                          NEW CENTURY COMPANIES, INC.

                             INDEX TO FORM 10-QSB

                                March 31, 2002



ITEM 1.  FINANCIAL STATEMENTS


                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                                                        CONTENTS
                                                      March 31, 2002 (unaudited)
--------------------------------------------------------------------------------


                                                             Page
CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheet                                1 - 2

  Consolidated Statements of Operations                       3

  Consolidated Statements of Cash Flows                     4 - 5

  Notes to Consolidated Financial Statements                6 - 11

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                      March 31, 2002 (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

Current assets
  Cash                                                    $   16,670
  Contracts receivable                                       347,563
  Costs in excess of billings on contracts in progress       155,664
  Inventory                                                1,498,618
  Prepaid expenses and other current assets                   25,716
                                                          ----------

       Total current assets                                2,044,231

Property and equipment, net                                  771,291
Deposits                                                     259,177
                                                          ----------

          Total assets                                    $3,074,699
                                                          ==========

  The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                      March 31, 2002 (unaudited)
--------------------------------------------------------------------------------

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Book overdraft                                                     $    96,788
  Notes payable, net of discount of $53,000                              419,910
  Current portion of capital lease obligations                            51,237
  Accounts payable                                                     1,291,039
  Accrued expenses                                                       271,559
  Billings in excess of costs and estimated earnings on
     contracts in progress                                             1,167,821
                                                                     -----------

       Total current liabilities                                       3,298,354

Capital lease obligations, net of current portion                         35,889
                                                                     -----------

          Total liabilities                                            3,334,243
                                                                     -----------

Commitments and contingencies

Shareholders' deficit
  Cumulative, convertible, Series B preferred stock, $1 par value
     15,000,000 shares authorized
     44,900 shares issued and outstanding                                 44,900
  Common stock, $0.10 par value
     6,000,000 shares authorized
     4,960,527 shares issued and outstanding                             496,053
  Additional paid-in capital                                           1,420,927
  Treasury stock, at cost, 7,750 shares                                   (7,750)
  Subscription receivable                                             (1,087,500)
  Loans to shareholders                                                 (433,345)
  Deferred consulting fees                                               (41,000)
  Accumulated deficit                                                   (651,829)
                                                                     -----------

       Total shareholders' deficit                                      (259,544)
                                                                     -----------

            Total liabilities and shareholders' deficit              $ 3,074,699
                                                                     ===========

  The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                            For the Three Months Ended March 31,
===============================================================================

                                                                  2002         2001
                                                              ----------   ----------
                                                              (unaudited)  (unaudited)
Net sales                                                     $1,343,810   $1,200,937
Contract costs                                                 1,049,631    1,135,035
                                                              ----------   ----------
Gross profit                                                     294,179       65,902
Operating expenses                                               397,999      130,704
                                                              ----------   ----------
Loss from operations                                            (103,820)     (64,802)
Other expense
  Interest expense, net                                          (67,714)     (10,033)
                                                              ----------   ----------
Loss before provision for income taxes                          (171,534)     (74,835)
Provision for income taxes                                         1,630            -
                                                              ----------   ----------
Net loss                                                        (173,164)     (74,835)
Preferred stock dividends                                         56,125            -
                                                              ----------   ----------
Net loss attributable to common shareholders                  $ (229,289)  $  (74,835)
                                                              ==========   ==========
Basic and diluted loss attributable to common shareholders
  per common share                                            $    (0.05)  $    (0.04)
                                                              ==========   ==========
Weighted-average number of common shares used to
  compute basic and diluted loss attributable to common
  shareholders per share                                       4,942,749    1,761,156
                                                              ==========   ==========

  The accompanying notes are an integral part of these financial statements.

                                                      NEW CENTURY COMPANIES, INC
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            For the Three Months Ended March 31,
--------------------------------------------------------------------------------

                                                                  2002         2001
                                                               ---------    ---------
                                                              (unaudited)  (unaudited)
Cash flows from operating activities
 Net loss                                                      $(173,164)   $ (74,835)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
   Depreciation and amortization of property and equipment        57,448       45,218
   Amortization of consulting fees                               114,031            -
   Amortization of discount on notes payable                      53,000            -
   Interest income                                               (17,916)           -
   (Increase) decrease in
     Contracts receivable                                        (41,387)     191,500
     Cost in excess of billings on contracts in progress         (49,110)         190
     Inventory                                                  (305,414)    (202,078)
     Prepaid expenses and other current assets                    90,133       24,324
   Increase (decrease) in
     Accounts payable                                            193,566      272,536
     Accrued expenses                                            (43,826)     (73,210)
     Billings in excess of costs and estimated earnings on
      contracts in progress                                      246,237     (284,558)
                                                               ---------    ---------

Net cash provided by (used in) operating activities              123,598     (100,913)
                                                               ---------    ---------

Cash flows from investing activities
 Loans to officers                                                     -      (56,721)
 Purchases of property and equipment                            (121,425)           -
                                                               ---------    ---------

Net cash used in investing activities                           (121,425)     (56,721)
                                                               ---------    ---------

Cash flows from financing activities
 Bank overdraft                                                    8,709        5,865
 Payments on notes payable                                       (24,102)     (29,333)
 Payments on capital lease obligations                           (13,874)     (14,767)
                                                               ---------    ---------

Net cash used in financing activities                            (29,267)     (38,235)
                                                               ---------    ---------

Net decrease in cash                                             (27,094)    (195,869)

Cash, beginning of period                                         43,764      224,218
                                                               ---------    ---------

Cash, end of period                                            $  16,670    $  28,349
                                                               =========    =========

  The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            For the Three Months Ended March 31,
--------------------------------------------------------------------------------

                                                         2002        2001
                                                        -------   ----------
                                                     (unaudited)  (unaudited)
Supplemental disclosures of cash flow information

 Interest paid                                          $14,713   $   10,033
                                                        =======   ==========

 Income taxes paid                                      $ 1,630   $        -
                                                        =======   ==========

Supplemental schedule of non-cash financing activities
During the three months ended March 31, 2002, the Company entered into the following non-cash transactions:

.. converted 12,000 shares of preferred stock into 20,000 shares of common stock, reflecting an increase of $10,000 to additional paid-in capital

..  acquired $6,449 of property and equipment under capital lease obligations

  The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      March 31, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS

     General
     -------
     New Century Companies, Inc., a California corporation, was incorporated March 1996 and is located in Southern California. The Company (as defined in Note 3) provides after-market services, including rebuilding, retrofitting, and remanufacturing of metal cutting machinery. Once completed, a remanufactured machine is "like new" with state-of-the-art computers, and the cost to the Company's customers is approximately 40% to 50% of that of a new machine.

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

     Name Change
     -----------
     In June 2001, the Company's name was changed from InternetMercado.com, Inc. to New Century Companies, Inc.

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      March 31, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 2 - GOING CONCERN

     The financial information included in these financial statements is unaudited, but, in the opinion of management, reflects all normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in the Annual Report on Form 10-KSB for the year ended December 31, 2001 of the Company.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of New Century Companies, Inc. and its wholly owned subsidiary, New Century
     Remanufacturing (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Interim Unaudited Financial Information
     ---------------------------------------
     The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results for the entire fiscal year ending December 31, 2002.

     The information with respect to the three months ended March 31, 2002 and 2001 is unaudited.

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

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      March 31, 2002 (unaudited)
--------------------------------------------------------------------------------

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

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      March 31, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Income Taxes (Continued)
     ------------
     As of April 30, 2001, the Company's federal filing status was changed from "S" corporation to "C" corporation status. Under its "S" corporation status, any profits or losses in the Company were passed on to its shareholders and were not taxed at the corporate level. Taxes recorded on the accompanying financial statements are only those for the period from May 1, 2001 through March 31, 2002 and may not be indicative of future tax provisions.

     The pro forma effects of taxes as if the Company had been taxed as a "C" corporation during the three months ended March 31, 2002 and 2001 would not have an effect on pro forma basic and diluted loss per share as a full valuation allowance was made on the deferred tax benefit.

     Loss per Share
     --------------
     Loss per share is presented according to SFAS No. 128, "Earnings Per Share." Basic loss per share excludes dilution and is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The components of basic and diluted loss per share for the three months ended March 31, 2002 and 2001 were as follows:

                                                                2002         2001
                                                             ----------   ----------
                                                             (unaudited)  (unaudited)
          Numerator
            Net loss                                         $ (173,164)  $  (74,835)
                                                             ==========   ==========

          Denominator
            Weighted-average number of common shares
               outstanding during the period                  4,942,749    1,761,156
            Assumed exercised stock options and
               warrants outstanding                                   *            -
            Assumed conversion of cumulative, convertible
               Series B preferred stock                               *            -
                                                             ----------   ----------

                  Common stock and common stock
                    equivalents used for diluted
                    income per share                          4,942,749    1,761,156
                                                             ==========   ==========

     * The effect of outstanding stock options and preferred stock is not included as the result would be anti-dilutive.

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      March 31, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Reclassifications
     -----------------
     Certain amounts included in the prior period financial statements have been reclassified to conform with the current year presentation. Such reclassification did not have any effect on reported net loss.

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

     Recent Issued Accounting Pronouncement
     --------------------------------------
     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

NOTE 4 - CONTRACTS IN PROGRESS

     Contracts in progress as of March 31, 2002 were as follows:

          Cumulative costs to date           $ 1,402,940
          Cumulative gross profit to date      1,370,428
                                             -----------

          Cumulative revenue earned            2,773,368
          Less progress billings to date       3,785,525
                                             -----------

            Net overbillings                 $(1,012,157)
                                             ===========

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                      March 31, 2002 (unaudited)
--------------------------------------------------------------------------------

NOTE 4 - CONTRACTS IN PROGRESS (Continued)

     The following is included in the accompanying balance sheet under these captions as of March 31, 2002:

          Costs and estimated earnings on contracts in
            progress in excess of billings                                         $   155,664
          Billings in excess of costs and estimated earnings
            on contracts in progress                                                 1,167,821
                                                                                   -----------

               Net overbillings                                                    $(1,012,157)
                                                                                   ===========

NOTE 5 - LOANS TO SHAREHOLDERS

     As of March 31, 2002, the Company had loans to certain of its shareholders for $433,345, which bear interest at 5% per annum. There is not a specified maturity date, and it is the Company's and shareholders' intention not to reduce the balance before December 31, 2002. For the three months ended March 31, 2002 and 2001, total interest income from loans to shareholders was $5,417 and $5,188, respectively.


NOTE 6 - SHAREHOLDERS' EQUITY

     The Company has 15,000,000 authorized shares of cumulative, convertible Series B preferred stock. The preferred shares have a cumulative dividend of $1.25 per share, which is payable on a semi-annual basis, are convertible into 1.67 shares of the Company's common stock, and do not have any voting rights. As of March 31, 2002, 44,900 shares were issued and outstanding, and accumulated dividends amounted to $56,125 for the three months ended March 31, 2002. Cumulative dividends attributable to the Company since May 25, 2001 were $449,248. During the three months ended March 31, 2002, 12,000 preferred shares were converted into 20,000 common shares.


NOTE 7 - RELATED PARTY TRANSACTIONS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     On May 25, 2001, the Registrant acquired all of the outstanding capital stock of New Century Remanufacturing, Inc. in exchange for 1,500,000 shares of the Registrant's common stock. For accounting purposes, this acquisition will be treated as a recapitalization of New Century Remanufacturing, Inc. with New Century Remanufacturing, Inc. as the acquirer. Therefore following is a discussion of the results of operations of New Century Remanufacturing, Inc.

PLAN OF OPERATIONS

     The loss of New Century Remanufacturing for the three-month period ended March 31, 2002 was higher than March 31, 2001 as a result of business interruption due to management decision to move in to a larger facility. The goal of these expenditures was to position New Century as a leading manufacturer and remanufacturer of large horizontal and vertical turning machines. New Century has completed the majority of this current development effort and expects limited resources to be devoted to this area in the next fiscal year.

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

RESULTS OF OPERATIONS

  REVENUE AND GROSS PROFIT MARGIN

     The Company generated revenues of $1,343,810 for the three-month ended March 31, 2002, which was a $142,873 or 11% increase from $1,200,937 in the corresponding period in 2001. This increase was primarily generated by shipments from its back log of sales.

     Gross profit for the three-month period ended March 31, 2002, was $294,179 or 22% of revenue, compared to $65,902, in the corresponding period in 2001, an increased by $228,277. The increase was primarily due to improved productivity in manufacturing.

  The accompanying notes are an integral part of these financial statements.

     Interest expense for the three-month period ended March 31, 2002, increased to $67,714, compared to $10,033 for the period ended March 31, 2001, primarily due to amortization of the discount relating to the warrants on a short term loan obtained in December 2001.

OPERATING EXPENSES

     Operating expenses increased by $267,295 or 205%, from $130,704 for the three month period ended March 31, 2001 to $397,999 for the corresponding period in 2002. This was due primarily to costs associated to the company's transfer to a larger facility and expenses associated with the May 2001 merger.

NET INCOME/LOSS AND EARNING PER SHARE

     Net loss was $173,164 for the three-month period ended March 31, 2002 compared to a net loss of $74,835 for the corresponding period in 2001. The increase was attributable to costs associated with the May 2001 merger and the cost incurred by moving to a new location.

     Loss per share for the three-month period ended March 31, 2002 increase by $0.01, from $0.04 for the three month period ended March 31, 2001 to $0.05 for the corresponding period in 2002.

  LIQUIDITY AND CAPITAL RESOURCES

     The decrease in cash for the three month period ended March 31, 2002 was $27,094, from $28,349 in March 31, 2001 to $16,670 in period ended March 31,
2001.

     The Company used the $123,598 cash generated from operating activities to pay the leasehold improvements relating to the new warehouse, new office space and the machine moving expenses incurred on the transfer to the new facility and the cost attributable with the May 2001 merger.

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


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption of SFAS No. 144 has not had a material impact, if any, on its financial position or results of operations.

  The accompanying notes are an integral part of these financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is not applicable to the Company.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgements. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

     Revenue Recognition

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

  The accompanying notes are an integral part of these financial statements.

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

  The accompanying notes are an integral part of these financial statements.

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

Dated: May 16, 2002

                                       NEW CENTURY COMPANIES, INC.


                                       By:  /s/ David Duquette
                                            ------------------------------------
                                       Name:   David Duquette
                                       Title:  Chairman, President and Director

  The accompanying notes are an integral part of these financial statements.