Form 10QSB
period 2002-06-30
NEW CENTURY COMPANIES INC
filed 2002-08-14
CIK 318716

U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   ( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended:                          Commission File Number:
           June 30, 2002                                   0-7722


                           NEW CENTURY COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                    061034587
-------------------------------            ------------------------------------
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
                                   Yes X   No
                                      ---    ----

The number of shares of Common Stock, par value $ .10 per share, outstanding as of June 30, 2002 is 4,962,808.

Transitional Small Business Disclosure Format (check one): Yes      No    X
                                                               ---       ---

ITEM 1.  FINANCIAL STATEMENTS

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                                                        CONTENTS
                                                       JUNE 30, 2002 (UNAUDITED)
--------------------------------------------------------------------------------


                                                                      Page
CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                       3 - 4

     Consolidated Statements of Operations                              5

     Consolidated Statements of Cash Flows                            6 - 7

     Notes to Consolidated Financial Statements                       8 - 14

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                       JUNE 30, 2002 (UNAUDITED)
--------------------------------------------------------------------------------


                                     ASSETS


                  Current Assets
     Cash                                                       $       331,677
     Contracts receivable                                               464,911
     Costs in excess of billings on contracts in progress               276,039
     Inventory                                                        1,590,501
     Prepaid expenses and other current assets                           44,466
                                                                ---------------

            Total current assets                                      2,707,594

PROPERTY AND EQUIPMENT, net                                           1,034,295
DEPOSITS                                                                259,177
                                                                ---------------
                   TOTAL ASSETS                                 $     4,001,066
                                                                ===============
























   The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                       JUNE 30, 2002 (UNAUDITED)
--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Book overdraft                                             $        76,344
     Notes payable                                                      425,846
     Current portion of capital lease obligations                        45,512
     Accounts payable                                                 1,232,698
     Accrued expenses                                                    88,859
     Billings in excess of costs and estimated earnings
        on contracts in progress                                      1,512,422
                                                                ---------------
              Total current liabilities                               3,381,681

CAPITAL LEASE OBLIGATIONS, net of current portion                        27,888
                                                                ---------------

                Total liabilities                                     3,409,569
                                                                ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Cumulative, convertible, Series B Preferred Stock,
         $1 par value, 15,000,000 shares authorized
         38,900 shares issued and outstanding                            38,900
     5%, cumulative, convertible, Series C Preferred
         Stock, $1 par value, 75,000 shares authorized
         46,200 shares issued and outstanding (liquidation
         preference of $1,155,000)                                       46,200
     Common stock, $0.10 par value
         6,000,000 shares authorized
         4,970,527 shares issued and outstanding                        497,053
     Additional paid-in capital                                       2,801,025
     Treasury stock, at cost, 164,414 shares                           (164,414)
     Subscription receivable                                         (1,087,500)
     Loans to shareholders                                             (433,345)
     Accumulated deficit                                             (1,106,422)
                                                                ---------------

                Total shareholders' equity                              591,497
                                                                ---------------

                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $     4,001,066
                                                                ===============


   The accompanying notes are an integral part of these financial statements.


                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002
--------------------------------------------------------------------------------

                                                  For the Three Months Ended         For the Six Months Ended
                                                        June 30,                           June 30,
                                               -------------------------------    -------------------------------
                                                     2002             2001              2002             2001
                                               -------------    --------------    -------------    --------------
                                                 (unaudited)      (unaudited)       (unaudited)      (unaudited)
NET SALES                                      $   2,227,233    $    2,063,459    $   3,571,043    $    3,237,396
CONTRACT COSTS                                     1,824,997         1,659,349        2,874,637         2,794,384
                                               -------------    --------------    -------------    --------------
GROSS PROFIT                                         402,236           404,110          696,406           443,012

Operating expenses                                   465,331           351,373          864,958           482,077
                                               -------------    --------------    -------------    --------------

INCOME (LOSS) FROM OPERATIONS                        (63,095)           52,737         (168,552)          (39,065)
                                               -------------    --------------    -------------    --------------
OTHER INCOME (EXPENSE)
   Interest income                                    10,834                 -           10,834                 -
   Interest expense                                  (94,301)          (17,626)        (162,008)          (27,659)
                                               -------------    --------------    -------------    --------------

     Total other income (expense)                    (83,667)          (17,626)        (151,174)          (27,659)
                                               -------------    --------------    -------------    --------------

INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES                                 (146,762)           35,111         (319,726)          (66,724)
PROVISION FOR INCOME TAXES                                 -            62,559                -            62,259
                                               -------------    --------------    -------------    --------------

NET LOSS                                            (146,762)          (27,148)        (319,726)         (129,283)

PREFERRED STOCK DIVIDENDS                                  -                 -           56,125                 -
DEEMED DIVIDEND ON PREFERRED STOCK                   308,029                 -          308,029                 -
                                               -------------    --------------    -------------    --------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS   $    (454,791)   $      (27,148)   $     683,880)   $     (129,283)
                                               =============    ==============    =============    ==============
BASIC AND DILUTED LOSS ATTRIBUTABLE
   TO COMMON SHAREHOLDERS PER COMMON SHARE     $      (0.09)    $       (0.01)    $      (0.12)    $        (0.03)
                                               =============    ==============    =============    ==============

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
   USED TO COMPUTE BASIC AND DILUTED LOSS
   ATTRIBUTABLE TO COMMON SHAREHOLDERS
   PER SHARE                                       5,025,684         2,707,537        5,738,495         4,468,693
                                               =============    ==============    =============    ==============

   The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          FOR THE SIX MONTHS ENDED JUNE 30, 2002
--------------------------------------------------------------------------------

                                                                      2002          2001
                                                                ------------    ------------
                                                                 (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $   (319,726)   $   (129,283)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization of property and equipment       115,693         150,456
       Amortization of consulting fees                               155,031               -
       Amortization of discount on notes payable                      53,000               -
       Interest income                                               (17,916)              -
       (Increase) decrease in
         Contracts receivable                                       (158,735)       (122,800)
         Cost in excess of billings on contracts in progress        (169,485)         56,854
         Inventory                                                  (397,297)        (62,970)
         Prepaid expenses and other current assets                    71,383          23,524
         Deferred tax assets                                               -         (28,256)
       Increase (decrease) in
         Accounts payable                                            135,224         301,007
         Accrued expenses                                           (226,526)        193,973
         Billings in excess of costs and estimated earnings
           on contracts in progress                                  590,838        (440,475)
                                                                ------------    ------------
Net cash used in operating activities                               (168,516)        (57,970)
                                                                ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Loans to officers                                                       -         (70,221)
   Purchase of property and equipment                               (449,123)         (2,219)
                                                                ------------    ------------
Net cash used in investing activities                               (449,123)        (72,440)
                                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Book overdraft                                                    (11,735)         26,526
   Principal payments on notes payable                               (18,167)        (75,666)
   Principal payments on capital lease obligations                   (21,151)        (23,165)
   Proceeds from issuance of preferred stock                         956,605               -
                                                                ------------    ------------
Net cash provided by (used in) financing activities                  905,552         (72,305)
                                                                ------------    ------------

Net increase (decrease) in cash                                      287,913        (202,715)

CASH, BEGINNING OF PERIOD                                             43,764         224,218
                                                                ------------    ------------

CASH, END OF PERIOD                                             $    331,677    $     21,503
                                                                ============    ============

   The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          FOR THE SIX MONTHS ENDED JUNE 30, 2002
--------------------------------------------------------------------------------

                                                                     2002          2001
                                                                ------------    ------------
                                                                 (unaudited)     (unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                                $      86,513   $      27,959
                                                                =============   =============

   INCOME TAXES PAID                                            $       1,630   $           -
                                                                =============   =============


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
During the six months ended June 30, 2002, the Company entered into the following non-cash transactions:

o converted 12,000 shares of Preferred Stock into 20,000 shares of common stock, reflecting an increase of $10,000 to additional paid-in capital

o issued 2,200 shares of Series C 5% Preferred Stock in connection with a private placement

o    acquired $6,449 of property and equipment under capital lease obligations

















   The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

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

     Merger with InternetMercado.com, Inc.
     -------------------------------------
     On May 25, 2001, the Company entered into a merger agreement (the "Agreement") in which the Company was merged with InternetMercado.com, Inc. ("InternetMercado"). In accordance with the terms of the Agreement, the following conversions occurred:

     o Each issued and outstanding share of common stock of the new entity's newly formed, wholly owned subsidiary was converted into one share of the Company's common stock.

     o Each share of the Company's common stock was converted into shares of InternetMercado's common stock, par value $0.10 per share (the "InternetMercado Shares") at the rate of 83.33 InternetMercado Share for each of the Company's shares amounting to an aggregate 1,500,000 InternetMercado Shares.

     The transaction has been accounted for as a reverse acquisition, whereby the Company is the accounting acquirer, and the equity section has been restated to reflect the Company's current capital structure.

     Name Change
     -----------
     In June 2001, the Company's name was changed from InternetMercado.com, Inc. to New Century Companies, Inc.

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 - GOING CONCERN

     The financial information included in these financial statements is unaudited, but, in the opinion of management, reflects all normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in the Annual Report on Form 10-KSB for the year ended December 31, 2001 of the Company. In addition, the Company is in default in certain of its loans. (See Note 5.)


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

     Interim Unaudited Financial Information
     ---------------------------------------
     The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company's financial position, the results of operations, and cash flows for the periods presented. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of results for the entire fiscal year ending December 31, 2002.

     The information with respect to the six months ended June 30, 2002 and 2001 is unaudited.

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

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

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

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income Taxes (Continued)
     ------------
     As of April 30, 2001, the Company's federal filing status was changed from "S" corporation to "C" corporation status. Under its "S" corporation status, any profits or losses in the Company were passed on to its shareholders and were not taxed at the corporate level. Taxes recorded on the accompanying financial statements are only those for the period from May 1, 2001 through June 30, 2002 and may not be indicative of future tax provisions.

     The pro forma effects of taxes as if the Company had been taxed as a "C" corporation during the six months ended June 30, 2002 and 2001 would not have an effect on pro forma basic and diluted loss per share as a full valuation allowance was made on the deferred tax benefit.

     Loss per Share
     --------------
     Loss per share is presented according to SFAS No. 128, "Earnings Per Share." Basic loss per share excludes dilution and is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The components of basic and diluted loss per share for the six months ended June 30, 2002 and 2001 were as follows:
                                                      2002              2001
                                                    ----------      ----------
                                                   (unaudited)      (unaudited)
     Numerator
       Net loss                                     $ (683,880)     $ (129,283)
                                                    ==========      ==========

     Denominator
       Weighted-average number of common shares
            outstanding during the period            5,738,495       4,468,693
       Assumed exercised stock options and
            warrants outstanding                             *               -
       Assumed conversion of cumulative, convertible
            Series B and C Preferred Stock                   *               -
                                                    ----------      ----------

                COMMON STOCK AND COMMON STOCK
                 EQUIVALENTS USED FOR DILUTED
                 INCOME PER SHARE                    5,738,495       4,468,693
                                                    ==========      ==========

     * The effect of outstanding stock options and preferred stock is not included as the result would be anti-dilutive.

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

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

     In June 2002, the FASB issued SFAS No. 146 " Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. This statement will not have a material impact on the Company's financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4 - CONTRACTS IN PROGRESS

     Contracts in progress as of June 30, 2002 were as follows:

             Cumulative costs to date                         $      2,658,652
             Cumulative gross profit to date                         2,353,040
                                                              ----------------

             Cumulative revenue earned                               5,011,692
             Less progress billings to date                          6,248,075
                                                              ----------------

                 NET OVERBILLINGS                             $     (1,236,383)
                                                              ================


     The following is included in the accompanying balance sheet under these captions as of June 30, 2002:

             Costs and estimated earnings on contracts in
                 progress in excess of billings               $        276,039
             Billings in excess of costs and estimated
                 earnings on contracts in progress                   1,512,422
                                                              ----------------

                      NET OVERBILLINGS                        $     (1,236,383)
                                                              ================


NOTE 5 - NOTES PAYABLE

     As of June 30, 2002, notes payable from Citibank, which are secured by all of the Company's assets and personal guarantees of the shareholders, amounting to $136,624 and the unsecured note payable with detachable warrants amounting to $250,000 were in default. The Company is currently negotiating their renewal. There is not a guarantee that the Company will be able to benefit from any favorable renewal terms.


NOTE 6 - LOANS TO SHAREHOLDERS

     As of June 30, 2002, the Company had loans to certain of its shareholders for $433,345, which bear interest at 5% per annum. There is not a specified maturity date, and it is the Company's and shareholders' intention not to reduce the balance before December 31, 2002. For the six months ended June 30, 2002, total interest income from loans to shareholders was $10,834.

                                                     NEW CENTURY COMPANIES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                       JUNE 30, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 7 - SHAREHOLDERS' EQUITY

     Series B Preferred Stock
     ------------------------
     The Company has 15,000,000 authorized shares of cumulative, convertible Series B Preferred Stock. The preferred B shares have a cumulative dividend of $1.25 per share, which is payable on a semi-annual basis, are convertible into 1.667 shares of the Company's common stock, and do not have any voting rights. As of June 30, 2002, 38,900 shares were issued and outstanding, and accumulated dividends amounted to $56,125 for the three months ended June 30, 2002. Cumulative dividends attributable to the Company since May 25, 2001 were $449,248. During the six months ended June 30, 2002, 12,000 preferred shares were converted into 20,000 common shares.

     Series C Preferred Stock
     ------------------------
     In March 2002, the Company authorized 75,000 shares of 5%, cumulative, convertible Series C Preferred Stock. The preferred C shares have a cumulative dividend of $1.25 per share, which is payable on a semi-annual basis on June and December of each year to holders of record on November 30 and May 31, are convertible into 16.667 shares of the Company's common stock, and do not have any voting rights. Upon liquidation of the Company, the Series C preferred shareholder are entitled to a liquidation preference of $25 per share, which is superior to the claim of any other shareholder. The Series C preferred shareholders are not entitled to any distributions above their liquidation preference. As of June 30, 2002, there were not any shareholders of record entitled to dividends. .

     As of June 30, 2002, the Company completed the following transactions:

     o    Issued 44,000 shares valued at $25 per share for $1,100,000 in cash

     o Issued 2,200 shares in exchange for services rendered by the placement agent in connection with a private placement

     As the Series C Preferred Stock was issued with a conversion feature at a discount to the trading value of the Company's common stock, the Company has recorded a deemed dividend to its preferred shareholders of $308,029. The deemed dividend is reflected as an increase in the net loss attributable to common shareholders on the accompanying consolidated statements of operations.


NOTE 8 - RELATED PARTY TRANSACTIONS

     The Company received a $1,000,000 subscription receivable from employees in exchange for 4,000,000 shares of the Company's common stock. The notes receivable were extended during May 2002 for one year at an interest rate of 10% per annum.

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

RESULTS OF OPERATIONS

Three-month  period Ended June 30, 2002 compared to the Three-month period ended
--------------------------------------------------------------------------------
June 30, 2001
-------------

         REVENUE AND GROSS PROFIT MARGIN

         The Company generated revenues of $2,227,233 for the three-month period ended June 30, 2002, which was a $163,774 or 8% increase from $2,063,459 in the corresponding period in 2001. The increase is a result of an increase in customer's orders.

         There was a slight decrease of 2% in Gross profit for the three-month period ended June 30, 2002. Gross Profit was $402,236 or 18% of revenue, compared to $404,110 or 20%, in the corresponding period in 2001.

         Interest expense for the three-month period ended June 31, 2002, increased to $94,301, compared to $17,626 for the period ended June 30, 2001. This increase is the result of amortization of the discount relating to the warrants on a short-term loan obtained in December 2001.

         OPERATING EXPENSES

         Operating expenses increased by $113,958 or 32%, from $351,373 for the three month period ended June 30, 2001 to $465,331 for the corresponding period in 2002. This increase is the result of costs associated to our move to a larger facility in February of 2002.

         NET INCOME/LOSS AND EARNINGS PER SHARE

         Net loss was $146,762 for the three-month period ended June 30, 2002 compared to a net loss of $27,148 for the corresponding period in 2001. The increase in net loss is attributable to costs associated with the expansion of our operations and the cost incurred by moving to a larger facility.

         Loss per share for the three-month period ended June 30, 2002 increased by $0.08, from $0.01 for the three month period ended June 30, 2001 to $0.09 for the corresponding period in 2002. The increase was attributable to a discount on deemed dividends of $308,029 related to private placement of our Series C 5% Convertible Preferred Shares.

Six-month period Ended June 30, 2002 compared to the Six-month period ended June
--------------------------------------------------------------------------------
30, 2001
--------

         REVENUE AND GROSS PROFIT MARGIN

         For the six-month period ended June 30, 2002, total revenues were $3,571,043, which was an increase of $333,647 or 10% from revenues of $3,237,396 in the corresponding period in 2001. The increase is the result of an increase in customer's orders.

         For the six-month period ended June 30, 2002, gross profit was $696,406 or 19% of revenue, compared to $443,012 in the corresponding period in 2001, an increase by $253,394. The increase is the result of improved productivity in manufacturing.

         Interest expense for the six-month period ended June 31, 2002, increased by $134,349. This increase is the result of amortization of the discount relating to the warrants on a short-term loan obtained in December 2001.

         OPERATING EXPENSES

         For the six-month period ended June 30, 2002 operating expenses increased by $382,881 or 79%. This increase is related to our move to a larger facility on February 2002.

         NET INCOME/LOSS AND EARNING PER SHARE

         For the six-month period ended June 30, 2002, we had a net loss of $319,726 compared to a net loss of $129,283 for the corresponding period in 2001. The increase in net loss is attributable to costs associated with the expansion of our operations and the cost incurred by moving to a larger facility.

         For the six-month period ended June 30, 2002, loss per share increase by $0.09 from $0.03 for the six-month period ended June 30, 2001 to $0.12 for the corresponding period in 2002. The increase in loss per share is attributable to a discount on deemed dividends of $308,029 related to private placement of our Series C 5% Convertible Preferred Shares.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary liquidity needs are to fund capital expenditures. We have financed our working capital requirements through a combination of internally generated cash, short-term loans and private placements.


         Cash and cash equivalents were $331,677 as of June 30, 2002. This represents an increase of $310,174 from June 30, 2001. The increase was primarily due to proceeds from financing activities.

         We received $905,552 from the sale of 44,000 shares of Series C 5% Convertible Preferred Shares in a private placement. These proceeds were used to purchase property and equipment and for working capital.

         We  intend  to  pursue  external  financing  sources  to meet  the cash requirement of ongoing operations. Management is currently seeking to rise additional funds in the form of a equity or debt securities offering, or a combination thereof. However, there is can be no guarantee that we will raise sufficient capital to execute our business plan. To the extent that we are unable to raise sufficient capital, our business plan will require substantial modified and our operations may be curtailed. These conditions raise substantial doubt about our ability to continue as a going concern. Continuation as a going concern is dependent upon our ability to ultimately attain profitable operations, generate sufficient cash flow to meet obligations, and obtain additional financing as may be required.


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


         In June 2002, the FASB issued SFAS No. 146 " Accounting for Costs Associated with exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined, was recognized at the date of an entity's commitment to an exit plan. This statement will not have a material impact on the Company's financial statements.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         In June 2002 the Company issued 44,000 shares of Series C 5% Convertible Preferred Stock to certain accredited investors for an aggregate amount of $1,100,000. The shares were issued in a private placement pursuant to an exemption provided by Section 4(2). The net proceeds of $905,552 were used for working capital.

         In connection with the closing of the private placement of Series C 5% convertible Preferred Stock, the Company issued 2,200 shares of Series C 5% convertible Preferred Stock to West America Securities Corp. as payment for their services as Placement Agent.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              99.1    Sarbanes Oxley Certification

         (b) Reports on Form 8-K:

              None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: August 14, 2002

                                      NEW CENTURY COMPANIES, INC.




                                      By:   /s/ David Duquette
                                            --------------------------------
                                      Name:   David Duquette
                                      Title:  Chairman, President and Director