Form 10QSB
period 2002-09-30
NEW CENTURY COMPANIES INC
filed 2002-11-19
CIK 318716

U.S. SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2002

Commission File Number: 0-7722

NEW CENTURY COMPANIES, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	061034587
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

9835 Santa Fe Springs Road Santa Fe Springs, CA	90670
(Address of Principal Executive Offices)	(Zip Code)

(562) 906-8455
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares of Common Stock, par value $ .10 per share, outstanding as of September 30, 2002 is 5,590,527.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

NEW CENTURY COMPANIES, INC.
AND SUBSIDIARY

CONTENTS

September 30, 2002 (unaudited)

Page
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet	F-3—F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Cash Flows	F-6—F-7

Notes to Consolidated Financial Statements	F-8—F-15

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
September 30, 2002 (Unaudited)

ASSETS
CURRENT ASSETS
Cash	$173,199
Contracts receivable	1,659,725
Costs in excess of billings on contracts in progress	191,251
Inventory	1,513,358
Prepaid expenses and other current assets	35,598

Total current assets	3,573,131
PROPERTY AND EQUIPMENT, net	982,638
DEPOSITS	259,177

TOTAL ASSETS	$4,814,946

The accompanying notes are an integral part of these financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
September 30, 2002 (Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Book overdraft	$54,983
Secured note payable	900,000
Notes payable	251,400
Current portion of capital lease obligations	37,217
Accounts payable	1,654,698
Accrued expenses	107,168
Billings in excess of costs and estimated earnings on contracts in progress	910,378

Total current liabilities	3,915,844
CAPITAL LEASE OBLIGATIONS, net of current portion	31,084

Total liabilities	3,946,928

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
5%, cumulative, convertible, Series C Preferred Stock, $1 par value, 75,000 shares authorized 46,200 shares issued and outstanding (liquidation preference of $1,155,000)	46,200
Common stock, $0.10 par value
6,000,000 shares authorized
5,590,527 shares issued and outstanding, 64,835 shares committed	597,953
Additional paid-in capital	3,596,025
Treasury stock, at cost, 164,414 shares	(164,414)
Subscription receivable	(1,462,500)
Loans to shareholders	(428,545)
Deferred consulting fees	(133,500)
Accumulated deficit	(1,183,201)

Total shareholders’ equity	868,018

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,814,946

The accompanying notes are an integral part of these financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2002

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET SALES	$3,075,437	$1,798,260	$6,646,480	$5,062,656
CONTRACT COSTS	2,411,308	1,204,065	5,285,945	3,998,449

GROSS PROFIT	664,129	594,195	1,360,535	1,064,207
Operating expenses	458,740	426,412	1,323,698	908,489

INCOME FROM OPERATIONS	205,389	167,783	36,837	155,718

OTHER INCOME (EXPENSE)
Interest income	5,366	—	16,200	—
Interest expense	(284,834)	(8,551)	(446,842)	(36,210)

Total other income (expense)	(279,468)	(8,551)	(430,642)	(36,210)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(74,079)	159,232	(393,805)	119,508
PROVISION FOR INCOME TAXES	2,700	68,088	2,700	130,347

NET INCOME (LOSS)	(76,779)	91,144	(396,505)	(10,839)
DEEMED DIVIDEND ON PREFERRED STOCK	—	—	308,029	—
PREFERRED STOCK DIVIDENDS	28,875	—	28,875	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	(105,656)	$91,144	$(733,409)	$(10,839)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.02)	$0.020	$(0.145)	(0.004)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	(0.02)	0.017	(0.145)	(0.004)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES USED TO COMPUTE BASIC EARNING (LOSS) PER SHARE	5,303,897	4,606,811	5,070,930	2,948,930

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES USED TO COMPUTE DILUTED EARNING (LOSS) PER SHARE	5,303,897	5,316,565	5,070,930	2,948,830

The accompanying notes are an integral part of these financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002

	2002	2001
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(396,505)	$(10,839)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	189,158	147,908
Amortization of consulting fees	237,531	—
Amortization of discount on notes payable	53,000	—
Interest expense	266,000	—
(Increase) decrease in
Contracts receivable	(1,353,549)	(326,243)
Cost in excess of billings on contracts in progress	(84,697)	10,002
Inventory	(320,154)	(391,953)
Prepaid expenses and other current assets	62,335	23,525
Deferred tax assets	—	(3,479)
Increase (decrease) in
Accounts payable	557,225	390,477
Accrued expenses	(208,217)	299,416
Billings in excess of costs and estimated earnings on contracts in progress	(11,206)	(344,821)

Net cash used in operating activities	(1,009,079)	(206,007)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans to officers	4,800	(142,221)
Purchase of property and equipment	(470,932)	(3,151)

Net cash used in investing activities	(466,132)	(145,372)

CASH FLOWS FROM FINANCING ACTIVITIES
Book overdraft	(33,096)	79,437
Proceeds from a secured note payable	900,000	—
Principal payments on notes payable	(192,613)	(147,861)
Principal payments on capital lease obligations	(26,250)	(23,165)
Proceeds from issuance of preferred stock	956,605	250,000

Net cash provided by financing activities	1,604,646	158,411

Net increase (decrease) in cash	129,435	(192,968)
CASH, BEGINNING OF PERIOD	43,764	230,945

CASH, END OF PERIOD	$173,199	$37,977

The accompanying notes are an integral part of these financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002

	2002	2001
	(unaudited)	(unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
INTEREST PAID	$180,842	$36,735

INCOME TAXES PAID	$2,700	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

During the nine months ended September 30, 2002, the Company entered into the following non-cash transactions:

•	issued 2,200 shares of Series C 5% Preferred Stock and 40,000 shares of common stock in connection with the private placement

•	issued 140,000 shares of common stock in exchange for corporate finance and investor relation services to three consulting firms amounting to $216,000

•	sold to two individuals 250,000 shares of common stock in exchange for two promissory notes totaling $375,000

•	issued 190,000 shares of common stock in connection with a $241,500 bridge loan

•	acquired $6,449 of property and equipment under capital lease obligations

The accompanying notes are an integral part of these financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 (Unaudited)

NOTE 1—NATURE OF BUSINESS

General

New Century Companies, Inc., a California corporation, was incorporated March 1996 and is located in Southern California. The Company (as defined in Note 3) provides after-market services, including rebuilding, retrofitting, and remanufacturing of metal cutting machinery. Once completed, a remanufactured machine is “like new” with state-of-the-art computers, and the cost to the Company’s customers is approximately 40% to 50% of that of a new machine.

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

Merger with InternetMercado.com, Inc.

On May 25, 2001, the Company entered into a merger agreement (the “Agreement”) in which the Company was merged with InternetMercado.com, Inc. (“InternetMercado”), a public shell company. In accordance with the terms of the Agreement, the following conversions occurred:

•	Each issued and outstanding share of common stock of the new entity’s newly formed, wholly owned subsidiary was converted into one share of the Company’s common stock.

•
Each share of the Company’s common stock was converted into shares of InternetMercado’s common stock, par value $0.10 per share (the “InternetMercado Shares”) at the rate of 83.33 InternetMercado Share for each of the Company’s shares amounting to an aggregate 1,500,000 InternetMercado Shares.

The transaction has been accounted for as a reverse acquisition, whereby the Company is the accounting acquirer, and the acquisition at InternetMercado has been valued at the net tangible assets of InternetMercado. The capital structure of the Company has been restated to reflect its pro-rata shares exchanged in the transaction and the retained earnings of the Company has been carried at their historical amounts.

Name Change

In June 2001, the Company’s name was changed from InternetMercado.com, Inc. to New Century Companies, Inc.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—GOING CONCERN

Going Concern

The Company has received a report from its independent auditors that includes an explanatory paragraph describing the uncertainty as to the Company’s ability to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of New Century Companies, Inc. and its wholly owned subsidiary, New Century Remanufacturing (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Unaudited Financial Information

The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management, are necessary to fairly state the Company’s financial position, the results of operations, and cash flows for the periods presented. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of results for the entire fiscal year ending December 31, 2002.

The information with respect to the nine months ended September 30, 2002 and 2001 is unaudited.

Revenue Recognition

SERVICE REVENUE

In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” service revenues are billed and recognized in the period the services are rendered and earned and the collection of the related receivable is reasonably assured.

METHOD OF ACCOUNTING FOR LONG-TERM CONTRACTS

In accordance with AICPA’s Statement of Position 81-1, “Accounting for performance of construction type and certain product-type contracts,” the Company uses the percentage-of-completion method of accounting to account for long-term contracts and, therefore, take into account the cost, estimated earnings, and revenue to date on fixed-fee contracts not yet completed. The percentage-of-completion method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

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

Income Taxes

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Deferred income taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

As of April 30, 2001, the Company’s federal filing status was changed from “S” corporation to “C” corporation status. Under its “S” corporation status, any profits or losses in the Company were passed on to its shareholders and were not taxed at the corporate level. Taxes recorded on the accompanying financial statements are only those for the period from May 1, 2001 through September 30, 2002 and may not be indicative of future tax provisions.

The pro forma effects of taxes as if the Company had been taxed as a “C” corporation during the six months ended June 30, 2002 and 2001 would not have an effect on pro forma basic and diluted loss per share as a full valuation allowance was made on the deferred tax benefit.

Loss per Share

Loss per share is presented according to SFAS No. 128, “Earnings Per Share.” Basic loss per share excludes dilution and is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The components of basic and diluted loss per share for the nine months ended September 30, 2002 and 2001 were as follows:

	2002	2001
	(unaudited)	(unaudited)
Numerator
Net loss	$(396,505)	$(10,839)
Denominator
Weighted-average number of common shares outstanding during the period	5,070,930	2,948,830
Assumed exercised stock options and warrants outstanding	*	—
Assumed conversion of cumulative, convertible Series B and C Preferred Stock	*	—

COMMON STOCK AND COMMON STOCK EQUIVALENTS USED FOR DILUTED INCOME PER SHARE	5,070,930	2,948,830

*	The effect of outstanding stock options, committed common stock and preferred stock is not included as the result would be anti-dilutive.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

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

Recent Issued Accounting Pronouncement

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” In addition, this statement amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include certain financial institution-related intangible assets. This statement is not applicable to the Company.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—CONTRACTS IN PROGRESS

Contracts in progress as of September 30, 2002 were as follows:

Cumulative costs to date	$1,772,092
Cumulative gross profit to date	1,663,682

Cumulative revenue earned	3,435,774
Less progress billings to date	4,154,901

NET OVERBILLINGS	$(719,127)

The following is included in the accompanying balance sheet under these captions as of September 30, 2002:

Costs and estimated earnings on contracts in progress in excess of billings	$191,251
Billings in excess of costs and estimated earnings on contracts in progress	910,378

NET OVERBILLINGS	$(719,127)

NOTE 5—NOTES PAYABLE

As of September 30, 2002, notes payable from Citibank was paid off. A new short term loan of $900,000, which is secured by the Company’s assets and personally guaranteed by its major shareholders. The loan was subsequently paid off on October 16, 2002.

An unsecured note payable amounting to $250,000 was in default. The Company is currently negotiating its renewal. There is not a guarantee that the Company will be able to benefit from any favorable renewal terms.

NOTE 6—LOANS TO SHAREHOLDERS

As of September 30, 2002, the Company had loans to certain of its shareholders for $428,545, which bear interest at 5% per annum. There is not a specified maturity date, and it is the Company’s and shareholders’ intention not to reduce the balance before December 31, 2002. For the nine months ended September 30, 2002, total interest income from loans to shareholders was $16,200.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—SHAREHOLDERS’ EQUITY

Series C Preferred Stock

In March 2002, the Company authorized 75,000 shares of 5%, cumulative, convertible Series C Preferred Stock. The preferred C shares have a cumulative dividend of $1.25 per share, which is payable on a semi-annual basis on June and December of each year to holders of record on November 30 and May 31, are convertible into 16.667 shares of the Company’s common stock, and do not have any voting rights. Upon liquidation of the Company, the Series C preferred shareholder are entitled to a liquidation preference of $25 per share, which is superior to the claim of any other shareholder. The Series C preferred shareholders are not entitled to any distributions above their liquidation preference. As of September 30, 2002, there were not any shareholders of record entitled to dividends. .

As of September 30, 2002, the Company completed the following transactions:

•	Issued 44,000 shares Preferred stock Series C valued at $25 per share for $1,100,000 in cash

•	Issued 2,200 shares Preferred stock Series C and 40,000 common shares in exchange for services rendered by the placement agent in connection with a private placement

As the Series C Preferred Stock was issued with a conversion feature at a discount to the trading value of the Company’s common stock, the Company has recorded a deemed dividend to its preferred shareholders of $308,029. The deemed dividend is reflected as an increase in the net loss attributable to common shareholders on the accompanying consolidated statements of operations. As of September 30, 2002, cumulative dividends in arrears amounted to $28,875.

Common Stock

The Company has 64,835 shares of committed common stock related to the Series B Preferred Stock (“Preferred Series B”). The Preferred Series B were converted into common stock when the Registration Statement became effective on November 18, 1999.

During the three months ended September 30, 2002, the Company completed the following transactions:

•
Issued 140,000 shares in exchange for consulting services rendered to help the Company in the areas of corporate finance, corporate financial relations, investor relation. During the nine months ended September 30, 2002, $82,500 was amortized.

•
Received two notes subscription receivable valued at $375,000 in aggregate from two individuals in exchange for 250,000 shares of common stock, with initial maturity date on August 22, 2003, bearing an interest of 5% per annum. These notes subscription receivable are treated as reduction to the shareholders’ equity.

•
Issued 190,000 shares of common stock in connection with a bridge loan, as an incentive to the purchaser of the bridge loan. In connection with the issuance, the Company recorded interest expense of $266,000.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

relations, investor relation. During the nine months ended September 30, 2002, $82,500 was amortized.

•
Received two notes subscription receivable valued at $375,000 in aggregate from two individuals in exchange for 250,000 shares of common stock with initial maturity date on August 22, 2003, bearing an interest of 5% per,annum. These notes subscription receivable are treated as reduction to the shareholders’ equity.

•
Issued 190,000 shares of common stock in connection with a bridge loan, as an incentive to the purchaser of the bridge loan. In connection with the issuance, the Company recorded interest expense of $266,000.

NOTE 8—RELATED PARTY TRANSACTIONS

The Company received a $1,000,000 subscription receivable from employees in exchange for 4,000,000 shares of the Company’s common stock. The notes receivable were extended during May 2002 for one year at an interest rate of 10% per annum.

ITEM	2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

On May 25, 2001, the Registrant acquired all of the outstanding capital stock of New Century Remanufacturing, Inc. in exchange for 1,500,000 shares of the Registrant’s common stock. For accounting purposes, this acquisition will be treated as a recapitalization of New Century Remanufacturing, Inc. with New Century Remanufacturing, Inc. as the acquirer. Therefore following is a discussion of the results of operations of New Century Remanufacturing, Inc.

RESULTS OF OPERATIONS

Three-month period Ended September 30, 2002 compared to the Three-month period ended September 30, 2001

REVENUE AND GROSS PROFIT MARGIN

The Company generated revenues of $3,075,437 for the three-month period ended September 30, 2002, which was a $1,277,177 or 71 % increase from $1,798,260 in the corresponding period in 2001. The increase is a result of revenue recognized in the quarter associated to a significant progress billing billed.

Gross profit for the three-month period ended September 30, 2002, was $664,129 or 22% of revenue, compared to $594,195 or 33%, in the corresponding period in 2001. This decrease is a result of increased cost of labor and material.

Interest expense for the three-month period ended June 31, 2002, increased to $284,834, compared to $8,551 for the period ended September 30, 2001. The increase of $276,283 is the result of the interest paid in the form of stock on a short term bridge loan and interest associated with the $900,000 secured short term note.

OPERATING EXPENSES

Operating expenses increased by $32,328 or 8%, from $426,412 for the three month period ended September 30, 2001 to $458,740 for the corresponding period in 2002. The increase is the result of a higher increase in rent due to the Company’s transfer to a new location, increase in employee health insurance expense, and increase in utility rates.

NET INCOME/LOSS AND EARNING/LOSS PER SHARE

Net loss was $76,779 for the three-month period ended September 30, 2002 compared to a net income of $91,144 for the corresponding period in 2001. The increase in net loss is attributable to costs associated with the expansion of our operations and the cost incurred in moving to a larger facility.

Loss per share for the three-month period ended September 30, 2002 increased by $0.04, from earnings per share of $0.020 for the three month period ended September 30, 2001 to a loss per share of $0.02 for the corresponding period in 2002. The increase was attributable to the interest expense incurred from the bridge note and to a lesser extent the cost of consulting services incurred by the Company on corporate finance and investor relations matters.

Nine-month period Ended September 30, 2002 compared to the Nine-month period ended September 30, 2001

REVENUE AND GROSS PROFIT MARGIN

For the nine-month period ended September 30, 2002, total revenues were $6,646,480, which was an increase of $1,583,824 or 31% from revenues of $5,062,656 in the corresponding period in 2001. The increase is the result of an increase in customer’s orders billed.

For the nine-month period ended September 30, 2002, gross profit was $1,360,535 or 20% of revenue, compared to $1,064,207 or 21% of revenue in the corresponding period in 2001, an increase of $296,428. There is no material fluctuation of profit margin between the two periods.

Interest expense for the nine-month period ended September 30, 2002, increase from $36,210 for the nine month ended September 30, 2001 to $446,842 on 2002. The increase of $410,632 is the result of the cost of shares issued to a bridge note holder as interest expense, the cost of the amortization of the discount relating to the warrants on a $250,000 short-term loan and the interest paid on a short term loan of $900,000.

OPERATING EXPENSES

For the nine-month period ended September 30, 2002 operating expenses increased by $415,209 or 46% from $908,489 for the nine month period ended September 30, 2001, to $1,323,698 for the nine month period ended September 30, 2002. This increase is related to our transfer to a larger facility in February 2002, increase in worker compensation expense, property liabilities insurance and health insurance expenses.

NET LOSS AND LOSS PER SHARE

For the nine-month period ended September 30, 2002, we had a net loss of $396,505 compared to a net loss of $10,839 for the corresponding period in 2001. The increase in net loss is attributable to costs associated with the expansion of our operations and the cost incurred in transferring to a larger facility.

For the nine-month period ended September 30, 2002, loss per share increase by $0.141 from $0.004 for the nine-month period ended September 30, 2001 to $0.145 for the corresponding period in 2002. The increase in loss per share is attributable to a discount on deemed dividends of $308,029 related to private placement of our Series C 5% Convertible Preferred Shares, the cost of shares issued to a bridge note holder as interest expense and the cost of consulting services incurred by the Company for corporate finance and investor relation matters.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures. We have financed our working capital requirements through a combination of internally generated cash, short-term loans and private placements.

Cash and cash equivalents were $173,199 as of September 30, 2002. This represents an increase of $135,222 from $37,977 as of September 30, 2001. The increase was primarily due to the proceeds from financing activities.

Net cash used in operating activities increased to $1,009,079 for the nine-month period ended September 30, 2002 due to an increase in operating expenses which primarily relates to the increase in rent and consulting expenses. Also, there was a significant increase in expenses incurred relating to fulfilling the new contracts acquired during the nine months ended September 30, 2002.

Net cash provided by financing activities for the nine-month period ended September 30, 2002 reached $1,604,646, reflecting an increase of $1,446,235 from $158,411 for the nine-month period ended September 30, 2001.

On September 2002 we received $956,605 net from the sale of 44,000 shares of Series C 5% Convertible Preferred Shares in a private placement and $900,000 from a short term loan. These proceeds were used to purchase property and equipment and for working capital.

We intend to pursue external financing sources to meet the cash requirement of ongoing operations. Management is currently seeking to raise additional funds in the form of an equity or debt securities offering, or a combination thereof. However, there is can be no guarantee that we will raise sufficient capital to execute our business plan. To the extent that we are unable to raise sufficient capital, our business plan will require substantial modifications and our operations may be curtailed. These conditions raise substantial doubt about our ability to continue as a going concern. Continuation as a going concern is dependent upon our ability to ultimately attain profitable operations, generate sufficient cash flow to meet obligations, and obtain additional financing as may be required.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” In addition, this statement amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include certain financial institution-related intangible assets. This statement is not applicable to the Company.

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

Revenue Recognition
Service Revenue
In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” service revenues are billed and recognized in the period the services are rendered and earned and the collection of the related receivable is reasonably assured. Service revenues are less than 10% of total revenue in all periods disclosed.

Method of Accounting for Long-Term Contracts
In accordance with AICPA’s Statement of Position 81-1, “Accounting for performance of construction type and certain product-type contracts,” the Company uses the percentage-of-completion method of accounting to account for long-term contracts and, therefore, take into account the cost, estimated earnings, and revenue to date on fixed-fee contracts not yet completed. The percentage-of-completion method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and procedures

Disclosure Controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’ s Chief Executive officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive officer and Chief Financial Officer concluded that the Company’s disclosure control and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the exchange act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in the other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds.

In August 2002 the Company issued an aggregate of 140,000 shares of Common Stock to three consulting firms as payment for services. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

In August 2002 the Company issued 40,000 shares of Common Stock to Peter Rettman for consulting services rendered in connection with the closing of the private placement of Series C 5% convertible Preferred Stock. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

In August 2002 the Company issued 190,000 to Eric Goldstein as payment for interest on a bridge loan. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

In August 2002 the Company issued 125,000 shares to Michael Challahan in exchange for a promissory note in the amount of $187,500 due August 22, 2003. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

In August 2002 the Company issued 125,000 shares to Neil Forman in exchange for a promissory note in the amount of $187,500 due August 22, 2003. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

On September 30, 2002, the Company defaulted on a promissory note payable to Gregory Kusnick and Karen J. Gustafson for the principal sum of $250,000 with the maturity date June 21, 2002. The unpaid principal of the promissory note bears interest at eighteen percent (18%) per annum. The Company is currently in the process of negotiating an extension.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

99.1 Certification

(b) Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2002

NEW CENTURY COMPANIES, INC.

By:	/s/ David Duquette
Name: David Duquette Title: Chief Executive Officer and Chief Financial Officer

CERTIFICATION

I, David Duquette, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of New Century Companies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ David Duquette

David Duquette
Chief Executive Officer and Chief Financial Officer