Form 10KSB
period 2002-12-31
NEW CENTURY COMPANIES INC
filed 2003-04-14
CIK 318716

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to

Commission file Number 000-09459

NEW CENTURY COMPANIES, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	0610345787
(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

9835 Santa Fe Springs Rd. Santa Fe Springs, CA	90670 (Zip Code)
(Address of Principal Executive Offices)

(562) 906-8455

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.10

(Title of Class)

(Title of Class)

Check whether the issuer:    (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB.    ☒

State issuer’s revenue for its most recent fiscal year $9,054,146.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act.):    $ 3,421,973

Note.    If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of share outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 27, 2003 there were 5,935,271 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☒    No  ☐

NEW CENTURY COMPANIES, INC.

FORM 10-KSB

PART I

ITEM 1.     Description of Business.

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company expectations are as of the date this Form 10-KSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-KSB is filed to confirm these statements to actual results, unless required by law.

OVERVIEW

Corporate History and Operations

The common stock of New Century Companies, Inc. (“New Century” or the “Company”) (previously InternetMercado.Com) is quoted on the OTC Bulletin Board under the symbol “NCNC”. Prior to May 25, 2001, the Company was engaged in the business of marketing services to other companies wanting to reach the Hispanic market. However, due to difficulty in raising additional working capital to execute the business plan, the Company ceased its operations and completed a reverse merger.

On May 25, 2001, the Company entered into a plan of Reorganization and Merger with New Century Remanufacturing, Inc. Immediately prior to the merger, the Company had 50,000,000 shares authorized and 2,695,942 shares issued and outstanding. Pursuant to the merger, all of the 1,800 outstanding shares of New Century Remanufacturing, Inc., a California corporation, incorporated on March 12, 1996 (“NCR”), were exchanged for shares of the Company on a 1 to 833.33 basis or into 1,500,000 shares of common stock of the Company for a total of 4,195,942 shares of common stock issued and outstanding. Immediately after the merger, all then existing officers and directors of the Company resigned and the management of NCR was elected and appointed to such positions; thereby effecting a change of control. Although NCR became a wholly-owned subsidiary of the Company following the transaction, because the transaction resulted in a change of control, the transaction was recorded as a “reverse merger” whereby NCR was considered to be the accounting acquirer of the Company.

After the reverse merger the Company changed its name to New Century Companies, Inc. The results of the Company previously filed in the past years are not included herein. The related financial statements are the results of operations for NCR.

Since the merger, the Company has been engaged in acquiring, re-manufacturing and selling pre-owned Computer Numerically Controlled (“CNC”) machine tools to manufacturing customers. The Company provides rebuilt, retrofit and remanufacturing services for numerous brands of machine tools. The remanufacturing of a machine tool, typically consisting of replacing all components, realigning the machine, adding updated CNC capability and electrical and mechanical enhancements, generally takes two to four months to complete. Once completed, a remanufactured machine is a “like new,” state-of-the-art machine with a price ranging from $275,000 to $1,000,000, which is approximately 40%-50% of the price of a new machine. The Company manufactures original equipment, CNC large turning lathes and attachments under the trade name Century Turn. In turn, NCR is principally engaged in acquiring, remanufacturing and selling pre-owned CNC machine tools to manufacturing customers across the United States of America.

CNC machines use commands from onboard computers to control the movements of cutting tools and rotation speeds of the parts being produced. Computer controls enable operators to program operations such as part rotation, tooling selection and tooling movement for specific parts and then store the programs in memory for future use. The machines are able to produce parts while left unattended. Because of this ability, as well as superior speed of operation, a CNC machine is able to produce the same amount of work as several manually controlled machines, as well as reduce the number of operators required; generating higher profits with less re-work and scrap. Since the introduction of CNC tooling machines, continual advances in computer control technology have allowed for easier programming and additional machine capabilities.

A vertical turning machine permits the production of larger, heavier and more oddly shaped parts on a machine, which uses less floor space when compared to the traditional horizontal turning machine because the spindle and cam are aligned on a vertical plane, with the spindle on the bottom.

The primary industry segments in which NCR machines are utilized to make component parts are in aerospace, power generation turbines, military, component parts for the energy sector for natural gas and oil exploration and medical fields. The Company sells the products in the United States, Canada and Mexico.

Over the last four years, the Company has designed and developed a large horizontal CNC turning lathe with productivity features new to the metalworking industry. The Company has applied for a patent for the Century Turn Lathe. The Company believes that a potential market for the Century Turn Lathe, in addition to the markets mentioned above, is aircraft landing gear.

INDUSTRY OVERVIEW

We provide our manufactured and remanufactured machines as part of the machine tool industry. The machine tool industry worldwide is approximately a 30 billion dollar business annually. The industry is sensitive to market conditions and generally trends downward prior to poor economic conditions, and improves prior to an improvement in economic conditions.

Our machines are utilized in a wide variety of industry segments as follows: aerospace, energy, valves, fittings, oil and gas, machinery and equipment, and transportation. With the recent downturn in the aerospace industry, we have seen an increase in orders from new industries such as defense and medical industries.

CUSTOMERS

Each year we have approximately 50% new customers and 50% repeat customers. In 2002 our three largest customers were Frisa Aerospace which accounted for a third of our revenues, Siemens Westinghouse and Kaydon Bearing.

SUPPLIERS

Our three largest suppliers are GE Fanic Automation, TCI Precision Metals and Sandrik Coromat.

MARKETING

We market our CNC turning lathes primarily through direct sales and independent representatives throughout the United States. We also market our lathes through advertising in industrial trade publications. We have recently engaged the services of three independent sales representatives who have had a key impact on the amount of direct sales.

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

SEASONALITY

Our business is subject to certain seasonal fluctuations in sales, with a pattern of net sales being lower in the second fiscal quarter, due to plant closings in the summer months and vacations. The market for machine tools is also sensitive to economic conditions, production capacity utilization and the general level of business confidence.

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

RESEARCH AND DEVELOPMENT

Our ongoing research and development program involves creating new products and modifying existing products to meet market demands and redesigning existing products to reduce the cost of manufacturing. The research and development department is staffed with experienced design engineers. The cost of research and development, all of which has been charged to operations, amounted to approximately $1,500,000 over the last three years.

PATENTS AND TRADEMARKS

The Company has applied for patents, trademarks and copyrights relating to its manufactured products. However, the Company’s business generally is not dependent upon the protection of any patent, patent application or patent license agreement, or group thereof, and would not be materially affected by the expiration thereof.

EMPLOYEES

At December 31, 2002, we had 50 full-time employees. The Company believes its relationships with its employees are good. The Company’s employees are not represented by a collective bargaining organization and the Company has not experienced a work stoppage.

ENVIRONMENTAL MATTERS

The industry in which we compete is subject to environmental laws and regulations concerning emissions to the air, discharges to waterways, and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws and regulations are constantly evolving and we cannot predict accurately the effect they will have on our business in the future. It is our policy to comply with all applicable environmental, health and safety laws and regulations. In many instances, the regulations have not been finalized. Even where regulations have been adopted, they are subject to varying and conflicting interpretations and implementation. In some cases, compliance can only be achieved by capital expenditures. We cannot accurately predict what capital expenditures, if any, may be required. We believe that our operations are in compliance with all applicable laws and regulations relating to environmental matters.

ITEM 2.     Properties.

We lease our headquarters in Santa Fe Springs, California and conduct our operations at such facilities. We believe that our facilities are in good condition and provide adequate capacity to meet our needs for the foreseeable future.

The following table sets forth certain information relating to the Company’s principal facilities:

Location	Principal Uses	Approx Sq. Ft.
9835 Santa Fe Springs Rd. Santa Fe Springs, CA 90670	Manufacturing	44,000

ITEM 3.     Legal Proceedings.

The Company may be involved from time to time in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental in the normal course of business operations. The Company is currently not involved in any such litigation or any pending legal proceedings that management believes could have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.     Submission of Matters to a Vote of Security Holders.

There were no matters submitted to security holder for the quarter ended December 31, 2002.

PART II

ITEM 5.     Market for Company’s Common Equity and Related Stockholder Matters.

Our common stock trades on the Over-The-Counter Bulletin Board under the symbol “NCNC”. The following table sets forth the high and low sales prices for the shares of common stock as reported on the Over-The-Counter Bulletin Board for each quarterly period of the last two fiscal years. The sales prices listed below represent prices, adjusted for stock splits, between dealers without adjustments for retail markups, breakdowns or commissions and may not represent actual transactions.

For Year Ended 2002

	High	Low
December 31	$2.35	1.08
September 30	2.60	1.05
June 30	3.44	1.80
March 31	3.45	1.25

For Year Ended 2001

December 31	$2.75	2.10
September 30	8.00	2.20
June 30	8.00	5.90
March 31	9.40	.70

We have not declared any cash dividends on our common stock since inception. Declaration of dividends with respect to the common stock is at the discretion of the Board of Directors. Any determination to pay dividends will depend upon the financial condition, capital requirements, results of operations and other factors deemed relevant by the Board of Directors.

At December 31, 2002 we had 315 holders of record of our common stock representing approximately 1,200 individual participants. This figure does not include beneficial holders or common stockholder’s nominee co-trust name, as we cannot accurately estimate the number of these beneficial holders.

The transfer agent and registrar for our common stock is U.S. Stock Transfer located in Los Angeles.

Penny Stock

Until the Company’s shares qualify for inclusion in the NASDAQ system, the public trading, if any, of the Company’s common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. The Company’s common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company’s common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in the Company’s common stock and may affect the ability of the Company’s shareholders to sell their shares.

Recent Sales of Unregistered Securities

Preferred Stock

During the year ended December 31, 2002, the Company completed a Private Placement in which it offered to eligible investors, a maximum of 60,000 shares of Series C, with a required minimum offering of 30,000 shares of Series C to be sold at $25 per share. During fiscal year 2002 the Company sold 44,000 shares of Series C to eligible investors for proceeds of $956,605 (net of commissions and offering costs of $143,395). In addition, the Company issued 2,200 shares of Series C and 40,000 restricted shares of common stock to the placement agent for services provided in connection with the offering. This offering was made pursuant to an exemption provided by Section 4(2) of the Securities Act.

Common Stock

During the year ended December 31, 2002, the Company issued 140,000 restricted shares of common stock (including 7,750 shares of Treasury Stock) valued at $216,000 (estimated based on the market price on the date of grant) to three consulting firms for services to be rendered in relation to corporate finance and investor relations for periods ranging from 3 months to one year. The Company recorded the entire value of $216,000 to deferred consulting fees and is amortizing the amount to consulting expense in the accompanying consolidated statements of operations over the periods of service. As of December 31, 2002, the total unamortized consulting fees totaled $55,833, which is recorded as a contra account to stockholders’ equity in the accompanying consolidated statement of stockholders’ equity (deficit). This offering was made pursuant to an exemption provided by Section 4(2) of the Securities Act.

During the year ended December 31, 2002, the Company issued 30,000 restricted shares of common stock valued at approximately $59,500 (estimated based on the market price on date of grant) to two legal firms for services rendered, which the Company recorded to legal expense in the accompanying consolidated statement of operations for the year ended December 31, 2002.

During the year ended December 31, 2002, the Company issued 275,000 restricted shares of common stock valued at approximately $273,000 in connection with various notes payable.

During the year ended December 31, 2002, the Company received two subscriptions receivable totaling $375,000 in exchange for 250,000 restricted shares of common stock. The receivables bear interest at an annual rate of 5%. Principal and any unpaid interest on both subscriptions receivable are due on August 22, 2003. The related accrued interest receivable and interest income are insignificant to the financial statements.

During the year ended December 31, 2002, the Company issued 40,000 restricted shares of common stock in connection with the PPM. Since such costs are related to equity fund raising, the transaction has no effect on the Company’s net equity as presented in the accompanying consolidated statements of stockholder’s equity (deficit).

Stock Options and Warrants

In September 2002, the Company granted 100,000 stock options to a third party for services rendered valued at $68,000 (estimated based on the Black-Scholes option pricing model pursuant to SFAS 123). The stock options have an exercise price of $1.10, vest immediately and are exercisable through September 2003.

The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2002.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)

Equity compensation plans approved by security holders	541,583	10.48	1,808,417

Equity compensation plans not approved by security holders	—	—	N/A

Total	541,583	—	1,808,417

ITEM 6.     Management’s Discussion and Analysis of Plan of Operations.

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-KSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company’s business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-KSB are qualified in their entirety by this statement.

OVERVIEW

On May 25, 2001, the Company entered into a plan of Reorganization and Merger with New Century Remanufacturing, Inc. Immediately prior to the merger, the Company had 50,000,000 shares authorized and 2,695,942 shares issued and outstanding. Pursuant to the merger, all of the 1,800 outstanding shares of NCR were exchanged for shares of the Company on a 1 to 833.33 basis or into 1,500,000 shares of common stock of the Company for a total of 4,195,942 shares of common stock issued and outstanding. Immediately after the merger, all then existing officers and directors of the Company resigned and the management of NCR was elected and appointed to such positions; thereby effecting a change of control. Although NCR became a wholly-owned subsidiary of the Company following the transaction, because the transaction resulted in a change of control, the transaction was recorded as a “reverse merger” whereby NCR was considered to be the accounting acquirer of the Company.

After the reverse merger the Company changed its name to New Century Companies, Inc. The results of the Company previously filed in the past years are not included herein. The related financial statements are the results of operations for NCR.

Plan of Operations

The earnings of New Century Companies for the year ended 2002 were negative as a result of management’s strategy of continued investment in research and development of new projects and of the corporate expenses related to compliance with the regulatory requirements of being a public company. The goal of these expenditures was to position New Century as a leading manufacturer and remanufacturer of large horizontal and vertical turning machines. New Century has completed the majority of this current development effort and expects limited resources to be devoted to this area in the next fiscal year. The Company’s current strategy is to expand its customer sales base with its present line of machine products. Plans for expansion are expected to be funded through current working capital from ongoing sales. However, significant growth will require additional funds in the form of debt or equity, or a combination thereof. However, there can be no assurance these funds will be available. The Company’s growth strategy also includes strategic acquisitions in addition to growing the current business. A significant acquisition will require additional financing. There can be no assurance that the Company can obtain such financing for the period ended December 31, 200    .

Restatement of 2001 Financial Statements

The Company previously recorded its convertible, Series B preferred stock as issued and outstanding. However, in accordance with the conversion terms of the preferred stock, the shares were to automatically convert into shares of common stock with the effectiveness of the registration statement, registering the underlying shares. As such, the Company has restated its

December 31, 2001 financial statements to correctly reflect the Series B preferred stock as committed common shares.

The resulting impact of this restatement on net loss attributable to common shareholders is as follows:

	Amount	Per Share
Net loss attributable to common shareholders, as previously reported	$(549,791)	$(0.16)
Adjustment to correct dividends on preferred shares previously recorded	71,125	0.02

Net loss attributable to common shareholders, as restated	$(478,666)	$(0.14)

On December 21, 2001, the Company signed a promissory note agreement for $215,000 for a deposit on the purchase of the building in which it operates. This note payable was incorrectly excluded from its previously filed financial statements. This transaction did not have any impact on the Company’s reported net loss for the year ended December 31, 2001.

The effect on the Company’s total assets and liabilities as of December 31, 2001 is as follows:

	As Reported	Amount	As Restated
Total assets	$2,707,673	$215,000	$2,922,673
Total liabilities	$2,908,085	$215,000	$3,123,085

Results Of Operations For the Period Ended December 31, 2002 Compared to December 31, 2001.

Revenues.    New Century generated revenues of $9,054,146 for the fiscal year ended December 31, 2002, which was a $2,915,317 increase from $6,138,829 for the fiscal year ending December 31, 2001. This increase was primarily a result of increased selling efforts and sales to new industries such as the defense and medical industries.

Gross Profit.    Gross profit for the fiscal year ending December 31, 2002, was $1,780,807 or 19.7% of revenues, compared to $1,004,241, or 16.4% in 2001, an increase of 20%, primarily due to continued product development and research and increased productivity.

Net Loss.    Net operating loss increased to $1,760,601 for the fiscal year ended December 31, 2002 compared to $478,666 for the fiscal year ended December 31, 2001 due to the non-recurring corporate expenses related to being a public company, moving costs related to a new expanded production facility, increased interest expense and the write-off of subscription receivables.

Interest Expenses.    Interest expense for the fiscal year ended December 31, 2002, increased to $610,675, compared to $66,507, for the fiscal year ended December 31, 2001, primarily due to a increase in short term borrowings.

Financial Condition, Liquidity, Capital Resources

Net cash increase of New Century during the fiscal year ended 2002 was $36,512 which was a $223,693 increase from the fiscal year ended 2001. The increase is due to net corporate financing activities of $1,711,392, which is primarily due to proceeds of $1,295,500 from the issuance of notes payable and net proceeds of $956,605 from the issuance of preferred stock. The increase from financing activities are offset by $1,427,736 used in operations, primarily due to a net loss of $1,760,601, and cash used in investing activities of $247,144, primarily due to the purchase of property and equipment. The Company plans to continue to rely upon external financing sources to meet the cash requirement of its ongoing operations. Management is currently seeking to raise additional funding in the form of subordinated debt. The Company is currently negotiating the terms of a $2 million dollar subordinated debt offering, which once completed may satisfy the Company’s working capital requirements through 2003. However, there is no guarantee that the Company will raise sufficient capital to execute its business plan. To the extent that the Company is unable to raise sufficient capital, the Company’s business plan will be required to be substantially modified and its operations curtailed. The Company’s auditors have issued their report which contains an explanatory paragraph as to the Company’s ability to continue as a going concern.

The Company is currently addressing its liquidity issue by the following actions: The Company continues its aggressive program for selling inventory that has been produced or is currently in production. The Company continues to implement plans to further reduce operating costs. The Company is continually seeking investment capital through the public markets. However, there is no guarantee that any of these strategies will enable the Company to meet its obligations for the foreseeable future.

Inflation and Changing Prices

The Company does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

Going Concern

The Company’s independent certified public accountants have stated in their report included in this Form 10-KSB, that the Company has incurred operating losses in the last two years, has a working capital deficit and a significant stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the our consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts and inventories. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

Concentration of Credit Risk

The Company sells products to customers throughout the United States. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company. Although the Company does not obtain collateral with which to secure its contracts receivable, management periodically reviews contracts receivable and assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

Long-Lived Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discounted operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS 144 on January 1, 2002. The provision of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell such assets, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company’s financial statements with respect to future disposal decision, if any. To date, management has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue which could result in impairment of long-lived assets in the future.

Revenue Recognition

Service revenues are billed and recognized in the period the services are rendered.

The Company accounts for shipping and handling fees and costs in accordance with EITF 00-10 “Accounting for Shipping and Handling Fees and Costs.” Such fees and costs incurred by the Company are immaterial to the operations of the Company.

In accordance with SFAS 48, “Revenue Recognition when Right of Return Exists,” revenue is recorded net of an estimate of markdowns, price concessions and warranty costs. Such reserve is based on management’s evaluation of historical experience, current industry trends and estimated costs.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition,” which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company’s revenue recognition policy for services and product sales conforms to SAB 101. The Company recognizes revenue of long-term contracts pursuant to SOP 81-1.

Method of Accounting for Long-Term Contracts

The Company uses the percentage-of-completion method of accounting to account for long-term contracts and, therefore, takes into account the cost, estimated earnings and revenue to date on fixed-fee contracts not yet completed. The percentage-of-completion method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

The amount of revenue recognized at the statement date is the portion of the total contract price that the cost expended to date bears to the anticipated final cost, based on current estimates of cost to complete. It is not related to the progress billings to customers. Contract costs include all materials, direct labor, machinery, subcontract costs and allocations of indirect overhead.

Because long-term contracts may extend over a period of time, changes in job performance, changes in job conditions and revisions of estimates of cost and earnings during the course of the work are reflected in the accounting period in which the facts that require the revision become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements.

Contracts that are substantially complete are considered closed for consolidated financial statement purposes. Revenue earned on contracts in progress in excess of billings (under billings) is classified as a current asset. Amounts billed in excess of revenue earned (overbillings) are classified as a current liability.

Other Significant Accounting Policies

Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. The policies related to consolidation and loss contingencies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standards setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Also see Note 1 of Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

ITEM 7.     Financial Statements.

The Financial Statements of the Company are set forth at the end hereof.

PART III

ITEM 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective December 27, 2002, the Company retained the accounting firm of Squar, Milner, Reehl & Williamson, LLP (“Squar”), and terminated the accounting firm of Singer, Lewak, Greenbaum & Goldstein LLP (“Singer”), as its independent accountants. Singer had been retained by the Company as its independent accountants on June 29, 2001. The retention of Squar was approved by the Company’s Board of Directors.

Prior to Squar becoming the independent accountants for the Company, neither the Company, nor anyone on its behalf, consulted with Squar regarding either the application of accounting principles to a specific or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements; or any matter that was the subject of a disagreement or event as defined at Item 304 (a)(1)(iv) of Regulation S-B.

Singer audited the Company’s financial statements for the fiscal years ended December 31, 2000 and 2001. Singer’s report for these fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified as to audit scope or accounting principles. However, Singer’s report for these fiscal years was modified to reflect uncertainty with respect to the Company’s ability to continue as a going concern.

During the period from June 29, 2001 to December 27, 2002, there were no disagreements with Singer on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Singer, would have caused it to make reference to the subject matter of the disagreements in connection with its report on the Company’s financial statements. In addition, there were no such events as described under Item 304(a)(1)(iv)(B) of Regulation S-B during such period.

ITEM 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of March 31, 2003. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position
David Duquette	59	Chairman of the Board, President and Director
Josef Czikmantori	50	Secretary and Director

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

Directors receive no compensation for serving on the Board of Directors, but are reimbursed for out-of-pocket expenses, if any, incurred in attending the board meetings.

Family Relationships.

There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Legal Proceedings.

To the best of the Company’s knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities of the Company, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the best of the Company’s knowledge (based solely upon a review of the Forms 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis for the fiscal year ended December 31, 2002 any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 10.     Executive Compensation.

The following Summary Compensation Table sets forth the compensation earned by the Company’s Chief Executive Officer and the other most highly compensated executive officer(s) who were serving as such as of December 31, 2002, whose aggregate compensation for the 2002 fiscal year exceeded $100,000 for services rendered in all capacity for that fiscal year.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compensation ($) (e)	Restricted Stock Award(s) ($) (f)	Securities Underlying Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compen- sation ($) (i)
David Duquette, Chairman of the Board, President and Director	2000	$0	—	—	—	—	—	—
David Duquette, Chairman of the Board, President and Director	2001	$197,600	—	—	—	—	—	—
David Duquette, Chairman of the Board, President and Director	2002	$178,600	—	—	—	—	—	—

Josef Czikmantori, Secretary and Director	2001	$127,400	—	—	—	—	—	—
Josef Czikmantori, Secretary and Director	2002	$133,550	—	—	—	—	—	—

ITEM 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of common stock beneficially owned as of March 31, 2003 by (i) those persons or groups known to the Company who will beneficially own more than 5% of the Company’s common stock; (ii) each director and director nominee; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2002; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to the Company. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

Name of Beneficial Owner	No. of Shares	Percentage of Ownership(l)
David Duquette	1,029,000	16%
Josef Czikmantori	506,000	8%

Officers and Directors as a Group (2 persons)	1,535,000	24%

5% or More Beneficial Ownership

Jeffrey A. Stern(2)	405,714	6%
Bastion Capital Fund L.P.(3)	400,000	6%

(1)	Based on 6,512,133 shares outstanding. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of December 31, 2002 are deemed to be outstanding and to be beneficially owned by the holder thereof for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes options to purchase 150,000 shares.

(3)	Includes warrants to purchase 100,000 shares.

ITEM 12.     Certain Relationships and Related Transactions.

Notes Receivable from Stockholders

As of December 31, 2002, the Company had loans to two stockholders totaling $395,309. The loans accrue interest at 5% and are due on demand. The Company has reclassified the notes receivable from stockholders from stockholders’ equity to current assets because such stockholders have shown the commitment and ability to repay the loans at December 31, 2002 and intend on repaying such amounts by December 31, 2003. For the fiscal years ended December 31, 2002 and 2001, total interest income from notes receivable from stockholders approximated $22,000 and $18,000, respectively.

ITEM 13.     Exhibits, List and Reports on Form 8-K.

Exhibit Number	Description

2.1	Share Exchange Agreement dated as of December 18, 2000. Incorporated herein by reference from the Company’s filing on Form 8-K filed on August 23, 2000.

3.1

Certificate of Incorporation as filed with the Delaware Secretary of State, as amended. Incorporated by reference to Exhibit 2.1 to Company’s Registration Statement on Form S-18, filed on August 14, 1980.

3.2	Certificate of Amendment to the Certificate of Incorporation as filed with the Delaware Secretary of State. Incorporated by reference to 8-K filed June 4, 2002.

3.2	Bylaws. Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-18, filed on August 14, 1980.

10.1

Agreement and Plan of Merger, dated as of May 25, 2002, by and among Internetmercado.com, Inc., New Century Remanufacturing, Inc., New Century Acquisition Corporation, David Duquette and Josef Czikmantori; Incorporated by reference to the Exhibit 2.1 of the 8-K filed June 4, 2002.

21.1	Subsidiaries of the Company.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed	herewith

(b) Reports on Form 8-K

Form 8-K filed January 6, 2003 regarding Item 4. Changes in Registrant’s certifying accountant.

ITEM 14.     Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2003	NEW CENTURY COMPANIES, INC.

/s/ DAVID DUQUETTE
	Name:	David Duquette
	Title:	Chairman, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 14, 2003	/s/ DAVID DUQUETTE
	Name:	David Duquette
	Title:	Chairman, President and Director

Date: April 14, 2003	/s/ JOSEF CZIKMANTORI
	Name:	Josef Czikmantori
	Title:	Secretary and Director

CERTIFICATION

I, David Duquette, certify that:

1.	I have reviewed this annual report on Form 10-KSB of New Century Companies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and I have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 14, 2003	/s/ David Duquette
	Name:	David Duquette
	Title:	Chief Executive Officer and Chief Financial Officer

NEW CENTURY COMPANIES, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

New Century Companies, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of New Century Companies, Inc. and Subsidiary (collectively the “Company”), as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Companies, Inc. and Subsidiary as of December 31, 2002, and the results of their operations and their cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has negative working capital of approximately $159,000, an accumulated deficit of approximately $2,600,000 and recurring losses from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    SQUAR, MILNER, REEHL & WILLIAMSON, LLP

January 31, 2003

Newport Beach, California

F-1

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

New Century Companies, Inc.

Santa Fe Springs, California

We have audited the accompanying statements of operations, shareholders’ deficit, and cash flows of New Century Companies, Inc. for the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of New Century Companies, Inc.’s operations and its cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s current liabilities exceed its current assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

April 1, 2002

F-2

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2002

ASSETS
Current Assets
Cash	$80,276
Contracts receivable	1,092,180
Inventories	1,720,054
Costs and estimated earnings on contracts in progress in excess of billings	353,613
Notes receivable from stockholders	395,309
Prepaid expenses and other current assets	85,122

Total current assets	3,726,554

Property and Equipment, net	923,977

Deposits	473,760

$5,124,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Bank overdraft	$90,297
Accounts payable and accrued expenses	1,974,695
Dividends payable	57,750
Billings in excess of costs and estimated earnings on contracts in progress	59,324
Notes payable	1,615,000
Current portion of obligations under capital lease	88,181

Total current liabilities	3,885,247

Obligations Under Capital Lease, net of current portion	151,952

Total Liabilities	4,037,199

Commitments and Contingencies

Stockholders’ Equity
Cumulative, convertible, Series B preferred stock, $1 par value 15,000,000 shares authorized, no shares issued and outstanding	—
Cumulative, convertible, Series C preferred stock, $1 par value 75,000 shares authorized, 46,200 shares issued and outstanding (liquidation preference of $1,212,750)	46,200
Common stock, $0.10 par value, 50,000,000 shares authorized; 5,770,550 shares issued and outstanding	577,055
Subscriptions receivable	(462,500)
Deferred consulting fees	(55,833)
Additional paid-in capital	3,587,216
Accumulated deficit	(2,605,046)

Total stockholders’ equity	1,087,092

$5,124,291

Page F-3	See accompanying notes to the consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002 and 2001

	2002	2001
		(Restated)

NET SALES	$9,054,146	$6,138,829

COST OF SALES	7,273,339	5,134,588

GROSS PROFIT	1,780,807	1,004,241

OPERATING EXPENSES
Consulting and other compensation	1,554,258	224,574
Salaries and related	397,295	347,166
Selling, general and administrative	990,013	866,178

TOTAL OPERATING EXPENSES	2,941,566	1,437,918

OPERATING LOSS	(1,160,759)	(433,677)

OTHER (EXPENSE) INCOME
Interest expense	(610,675)	(66,507)
Interest income	27,803	17,916
Other income	—	4,402

TOTAL OTHER (EXPENSE) INCOME	(582,872)	(44,189)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,743,631)	(477,866)

PROVISION FOR INCOME TAXES	16,970	800

NET LOSS	$(1,760,601)	$(478,666)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(2,126,380)	$(478,666)

Basic and diluted net loss available to common stockholders per common share	$(0.40)	$(0.14)

Basic and diluted weighted average common shares outstanding	5,290,154	3,451,109

Page F-4	See accompanying notes to the consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2002 and 2001 (Restated)

	Shares Issuable on Conversion of Preferred Stock, Series B (Restated)		Preferred Stock, Series C		Common Stock
							Treasury	Additional Paid In	N/R	Deferred Consulting	Subscriptions	(Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Stockholder	Fees	Receivable	Deficit)	Equity

Balance, January 1, 2001	—	$—	—	$—	1,500,000	$150,000	$—	$(60,000)	$(358,324)	$—	$—	$128,505	$(139,819)

Merger with InternetMercado.com, Inc. (restated)	168,358	100,900	—	—	2,695,942	269,594	(7,750)	(275,244)	—	—	(87,500)	—	—
Reclassification of “S” corporation retained earnings on
termination of “S” corporation status (restated)	—	—	—	—	—	—	—	128,505	—	—	—	(128,505)	—
Issuance of common stock for subscription receivable	—	—	—	—	400,000	40,000	—	960,000	—	—	(1,000,000)	—	—
Issuance of common stock for cash	—	—	—	—	200,000	20,000	—	230,000	—	—	—	—	250,000
Isssuance of common stock for consulting services	—	—	—	—	71,250	7,125	—	285,000	—	(292,125)	—	—	—
Amortization of deferred consulting fees	—	—	—	—	—	—	—	—	—	137,094	—	—	137,094
Loan to stockholder	—	—	—	—	—	—	—	—	(75,021)	—	—	—	(75,021)
Discount of debt attributable to stock purchase warrants	—	—	—	—	—	—	—	106,000	—	—	—	—	106,000
Conversion of preferred stock to common stock (restated)	(73,335)	(44,000)	—	—	73,335	7,334	—	36,666	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(478,666)	(478,666)

Balance, December 31, 2001 (Restated)	95,023	56,900	—	—	4,940,527	494,053	(7,750)	$1,410,927	(433,345)	(155,031)	(1,087,500)	(478,666)	(200,412)

Reclassification of shares issuable on conversion of Series B	(95,023)	(56,900)	—	—	95,023	9,502	—	47,398	—	—	—	—	—
Issuance of common stock for subscriptions receivable	—	—	—	—	250,000	25,000	—	350,000	—	—	(375,000)	—	—
Isssuance of common stock for services rendered	—	—	—	—	170,000	17,000	7,750	250,666	—	(216,000)	—	—	59,416
Amortization of deferred consulting fees	—	—	—	—	—	—	—	—	—	315,198	—	—	315,198
Stock options issued for services	—	—	—	—	—	—	—	68,000	—	—	—	—	68,000
Reclassification of loan to stockholder	—	—	—	—	—	—	—	—	433,345	—	—	—	433,345
Issuance of common stock for bridge loan	—	—	—	—	190,000	19,000	—	130,349	—	—	—	—	149,349
Issuance of common stock for notes payable	—	—	—	—	85,000	8,500	—	115,442	—	—	—	—	123,942
Forgiveness of subscription receivable	—	—	—	—	—	—	—	—	—	—	1,000,000	—	1,000,000
Issuance of preferred stock for cash, net of commissions
and offering costs of $143,395	—	—	44,000	44,000	—	—	—	912,605	—	—	—	—	956,605
Deemed dividend on convertible Series C	—	—	—	—	—	—	—	308,029	—	—	—	(308,029)	—
Issuance of preferred stock in connection with private
placement memorandum	—	—	2,200	2,200	—	—	—	(2,200)	—	—	—	—	—
Issuance of common stock in connection with private
placement memorandum	—	—	—	—	40,000	4,000	—	(4,000)	—	—	—	—	—
Accumulated dividends on preferred stock	—	—	—	—	—	—	—	—	—	—	—	(57,750)	(57,750)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,760,601)	(1,760,601)

Balance, December 31, 2002	—	$—	46,200	$46,200	5,770,550	$577,055	$—	$3,587,216	$—	$(55,833)	$(462,500)	$(2,605,046)	$1,087,092

Page F-5	See accompanying notes to the consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
		(Restated)
Cash flows from operating activities:
Net loss	$(1,760,601)	$(478,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	262,068	216,490
Amortization of consulting fees	315,198	137,094
Amortization of debt discount on notes payable	96,000	—
Forgiveness of subscriptions receivable as compensation	1,000,000	—
Estimated fair market value of common stock issued for consulting services	59,416	—
Estimated fair market value of common stock and warrants issued with notes payable and amortized to interest expense	379,291	—
Stock options issued for services	68,000	—
Interest income	—	(17,916)
Changes in operating assets and liabilities:
Contracts receivable	(786,004)	(47,176)
Inventories	(526,850)	(503,365)
Costs and estimated earnings on contracts in progress in excess of billings	(247,059)	(14,414)
Prepaid expenses and other current assets	12,811	(52,085)
Deposits	417	(250,000)
Accounts payable and accrued expenses	561,837	454,404
Billings in excess of costs and estimated earnings on contracts in progress	(862,260)	71,779

Net cash used in operating activities	(1,427,736)	(483,855)

Cash flows from investing activities:
Purchases of property and equipment	(285,180)	(4,041)
Advances under notes receivable from stockholders	—	(75,021)
Principal payments on notes receivable from stockholders	38,036	—

Net cash used in investing activities	(247,144)	(79,062)

(Continued)

Page F-6	See accompanying notes to the consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
		(Restated)
Cash flows from financing activities:
Bank overdraft	2,218	88,079
Proceeds from the issuance of notes payable	1,295,500	250,000
Principal repayments on notes payable	(488,513)	(176,834)
Principal repayments on obligations under capital lease	(54,418)	(35,509)
Issuance of preferred stock, net of commissions and offering costs of $143,395	956,605	—
Issuance of common stock	—	250,000

Net cash provided by financing activities	1,711,392	375,736

Net increase (decrease) in cash	36,512	(187,181)

Cash at beginning of year	43,764	230,945

Cash at end of year	$80,276	$43,764

Supplemental disclosure of cash flow information—
Cash paid during the year for:
Interest	$100,471	$66,507

Income taxes	$16,970	$800

See accompanying notes to the consolidated financial statements for additional disclosure of non-cash investing and financing activities.

Page F-7	See accompanying notes to the consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002 and 2001

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

New Century Companies, Inc. and Subsidiary (collectively, the “Company”), a California corporation, was incorporated March 1996 and is located in Southern California. The Company provides after-market services, including rebuilding, retrofitting and remanufacturing of metal cutting machinery. Once completed, a remanufactured machine is “like new” with state-of-the-art computers, and the cost to the Company’s customers is approximately 40% to 50% of that of a new machine.

The Company currently sells its services by direct sales and through a network of machinery dealers across the United States. Its customers are generally medium to large sized manufacturing companies in various industries where metal cutting is an integral part of their businesses. The Company grants credit to its customers who are predominately located in the western United States.

The Company completed a reverse merger with a publicly traded “shell” company (see Note 2) in May 2001 and trades on the OTC Bulletin Board under the symbol “NCNC.OB”.

Restatement of 2001 Financial Statements

The Company previously recorded its convertible, Series B preferred stock as issued and outstanding. However, in accordance with the conversion terms of the preferred stock, the shares were to automatically convert into shares of common stock with the effectiveness of the registration statement, registering the underlying shares. As such, the Company has restated its December 31, 2001 financial statements to correctly reflect the Series B preferred stock as committed common shares.

The resulting impact of this restatement on net loss attributable to common shareholders is as follows:

	Amount	Per Share
Net loss attributable to common shareholders, as previously reported	$(549,791)	$(0.16)
Adjustment to correct dividends on preferred shares previously recorded	71,125	0.02

Net loss attributable to common shareholders, as restated	$(478,666)	$(0.14)

On December 21, 2001, the Company signed a promissory note agreement for $215,000 for a deposit on the purchase of the building in which it operates (see Note 10). This note payable was incorrectly excluded from its previously filed financial statements. This transaction did not have any impact on the Company’s reported net loss for the year ended December 31, 2001.

NEW CENTURY COMPANIES, INC. AND SUBSIDIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002 and 2001

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

The effect on the Company’s total assets and liabilities as of December 31, 2001 is as follows:

	As Reported	Amount	As Restated
Total assets	$2,707,673	$215,000	$2,922,673
Total liabilities	$2,908,085	$215,000	$3,123,085

Stock Split

On November 26, 2001, the Company authorized a 1-for-10 reverse stock split. All share and per share data have been retroactively restated to reflect the split.

Principles of Consolidation

The consolidated financial statements include the accounts of New Century Companies, Inc. and its wholly owned subsidiary, New Century Remanufacturing (collectively, the “Company”). All significant accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2002, the Company has negative working capital of approximately $159,000, an accumulated deficit of approximately $2,600,000 and recurring losses from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund operations through increased sales and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2003. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In response to these problems, management has taken the following actions:

•	The Company continues its aggressive program for selling inventory.
•	The Company continues to implement plans to further reduce operating costs.
•	The Company is seeking investment capital through the public markets.
•	The Company has secured approximately $3,000,000 of new orders from January 2003 through March 2003.

NEW CENTURY COMPANIES, INC. AND SUBSIDIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002 and 2001

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)

The consolidated financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Concentrations of Credit Risks

Cash is maintained at various financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each institution for up to $100,000. At times, cash may be in excess of the FDIC insurance limit of $100,000. The Company did not exceed this limit at December 31, 2002.

The Company sells products to customers throughout the United States. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company. Although the Company does not obtain collateral with which to secure its contracts receivable, management periodically reviews contracts receivable and assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

During the year ended December 31, 2002, sales to one customer represented 33% of net sales. During the year ended December 31, 2001, sales to three customers represented 60% of net sales. As of December 31, 2002, one customer accounted for 82% of contracts receivable. If the relationship between the Company and these customers was altered, the future results of operations and financial condition could be significantly affected.

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense competition. The Company’s operations are subject to significant risks and uncertainties including financial, operational, technological and other risks associated with operating a business including the potential risk of business failure.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, estimates for current and deferred taxes, realization of inventories, collectibility of contracts receivable and the estimating of costs for long-term construction contracts. Actual results could materially differ from those estimates.

NEW CENTURY COMPANIES, INC. AND SUBSIDIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002 and 2001

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Inventories represent cost of work in process on units not yet under contract. Cost includes all direct material and labor, machinery, subcontractors and allocations of indirect overhead.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets of five years. Equipment under capital lease obligations are depreciated over the shorter of the estimated useful life or the term of the lease. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations.

Long-Lived Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discounted operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS 144 on January 1, 2002. The provision of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell such assets, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on its consolidated financial statements with respect to future disposal decision, if any. As of December 31, 2002, management has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue which could result in impairment of long-lived assets in the future.

NEW CENTURY COMPANIES, INC. AND SUBSIDIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002 and 2001

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Service revenues are billed and recognized in the period the services are rendered.

The Company accounts for shipping and handling fees and costs in accordance with EITF 00-10 “Accounting for Shipping and Handling Fees and Costs.” Such fees and costs incurred by the Company are immaterial to the operations of the Company.

In accordance with SFAS 48, “Revenue Recognition when Right of Return Exists,” revenue is recorded net of an estimate of markdowns, price concessions and warranty costs. Such reserve is based on management’s evaluation of historical experience, current industry trends and estimated costs.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition,” which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company’s revenue recognition policy for services and product sales conforms to SAB 101. The Company recognizes revenue of long-term contracts pursuant to SOP 81-1 (see below) for services.

Method of Accounting for Long-Term Contracts

The Company uses the percentage-of-completion method of accounting to account for long-term contracts and, therefore, takes into account the cost, estimated earnings and revenue to date on fixed-fee contracts not yet completed. The percentage-of-completion method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

The amount of revenue recognized at the statement date is the portion of the total contract price that the cost expended to date bears to the anticipated final cost, based on current estimates of cost to complete. It is not related to the progress billings to customers. Contract costs include all materials, direct labor, machinery, subcontract costs and allocations of indirect overhead.

Because long-term contracts may extend over a period of time, changes in job performance, changes in job conditions and revisions of estimates of cost and earnings during the course of the work are reflected in the accounting period in which the facts that require the revision become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements.

Contracts that are substantially complete are considered closed for consolidated financial statement purposes. Revenue earned on contracts in progress in excess of billings (under billings) is classified as a current asset. Amounts billed in excess of revenue earned (overbillings) are classified as a current liability.

NEW CENTURY COMPANIES, INC. AND SUBSIDIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002 and 2001

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Warranty

The Company provides a warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. As of December 31, 2002, warranty reserve approximated $30,000, which is recorded under accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Advertising

The Company expenses the cost of advertising when incurred as selling expense in the accompanying consolidated statements of operations. Advertising expenses were approximately $100,000 and $85,000 for the years ended December 31, 2002 and 2001, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.

Income Taxes

Under SFAS 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Basic and Diluted Loss Per Common Share

Under SFAS 128, “Earnings Per Share,” basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were 100,000 and no additional potential common shares of December 31, 2002 and 2001, respectively). Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive (see Note 9).

NEW CENTURY COMPANIES, INC. AND SUBSIDIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002 and 2001

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income

SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the years ended December 31, 2002 and 2001, the Company had no items of comprehensive income.

Segments of Business

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” changes the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statements of operations.

Stock Based Compensation

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock issued to Employees.” Under the intrinsic value based method, compensation expense is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

SFAS 123, “Accounting for Stock-Based Compensation,” if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant, stock volatility and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirement under SFAS 123, are required to be presented (see below). For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS 123.

NEW CENTURY COMPANIES, INC. AND SUBSIDIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002 and 2001

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation (continued)

FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25,” clarifies the application of APB 25 for (a) the definition of employee for purpose of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Management believes that the Company accounts for transactions involving stock compensation in accordance with FIN 44.

SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

At December 31, 2002, the Company has one stock-based employee compensation plan and one stock-based non-employee compensation plan, which are described more fully in Note 8. The Company accounts for the employee compensation plan under the recognition and measurement principles of APB 25, and related interpretation. The Company accounts for the non-employee compensation plan under the recognition measurement principles of SFAS 123. There was no employee stock-based compensation cost recognized in net loss for fiscal 2002 and 2001. All options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	2002	2001
Net loss:
As reported	$2,126,380	$478,666
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	—	—

Pro forma	$2,126,380	$478,666

Basic and diluted net loss per share:
As reported	$(0.40)	$(0.14)

Pro forma	$(0.40)	$(0.14)

NEW CENTURY COMPANIES, INC. AND SUBSIDIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002 and 2001

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation (continued)

The above pro forma effects of applying SFAS 123 are not necessarily representative of the impact on reported net loss for future years.

Fair Value of Financial Instruments

SFAS 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash, contract receivables, inventories, trade payables, accrued expenses, obligations under capital lease, and notes payable approximates their estimated fair values due to the short-term maturities of those financial instruments and because related interest rates offered to the Company approximate current offered rates. The fair value of the notes receivable from stockholders are not determinable as these transactions are with related parties.

Business Combinations

SFAS 141, “Business Combinations,” which is effective for business combinations initiated after June 30, 2001, eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring after July 1, 2001 are accounted for under the purchase method. The adoption of SFAS 141 did not have a material impact on the Company’s consolidated financial statements.

Goodwill and Intangible Assets

SFAS 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001, addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. The adoption of SFAS 142 did not have a material effect on the Company’s consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002 and 2001

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

SFAS 143, “Accounting for Asset Retirement Obligations,” establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to have a material effect on its consolidated financial statements.

SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” is effective for such activities initiated after December 31, 2002. Activities of this type include restructurings (such as relocation of a business and fundamental reorganizations of a business itself), which may give rise to costs such as contract cancellation provisions, employee relocation and one-time termination costs. SFAS 146 prohibits liability recognition based solely on management’s intent, and requires that liabilities be measured at estimated fair value. Management has not determined the effect, in any, of SFAS 146 on the Company’s future consolidated financial statements.

Management does not believe that, or has not determined if, other recent significant accounting pronouncements will have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 presentation.

2.  MERGER WITH INTERNETMERCADO.COM, INC.

Reverse Merger

On May 25, 2001, InternetMercado.com, Inc. (“InternetMercado”) entered into an agreement of Plan of Reorganization and Merger (“Plan” or “Merger”) with New Century Remanufacturing (“New Century”) in a tax free share exchange under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Immediately prior to the Merger, InternetMercado had 50,000,000 shares authorized and 2,695,942 shares of common stock issued and outstanding. Pursuant to the Merger, all of the 1,800 outstanding shares of New Century were exchanged for shares of InternetMercado in a 1-for-833.33 basis, or into 1,500,000 shares of common stock. Immediately after the Merger, Internet Mercado had 4,195,942 shares of common stock issued and outstanding.

NEW CENTURY COMPANIES, INC. AND SUBSIDIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002 and 2001

2.  MERGER WITH INTERNETMERCADO.COM, INC. (continued)

Reverse Merger (continued)

Immediately after the Merger, the officers and directors of InternetMercado resigned and the management of New Century controlled such positions, therefore reflecting a change of control. As a result, the transaction was recorded as a “reverse merger” whereby New Century was considered the accounting acquirer as it retained control of InternetMercado after the Merger, however legally New Century became a wholly owned subsidiary of InternetMercado after the Merger. Simultaneous with the Merger, InternetMercado changed its name to New Century Companies, Inc. The results of InternetMercado previously filed with the Securities and Exchange Commission are not included herein. The related financial statements are the results of operations of New Century. Since InternetMercado’s continuing operations are insignificant and due to the nature of a reverse merger, a pro forma consolidated balance sheet, consolidated statements of operations and stockholders’ equity are not presented here. However, New Century has restated its consolidated statement of stockholders’ equity to reflect the current capital structure.

3.  CONTRACTS IN PROGRESS

Contracts in progress as of December 31, 2002 were as follows:

Cumulative costs to date	$1,723,573
Cumulative gross profit to date	1,912,618

Cumulative revenue earned	3,636,191
Less progress billings to date	(3,341,902)

Net underbillings	$294,289

The following is included in the accompanying consolidated balance sheet under these captions as of December 31, 2002:

Costs and estimated earnings on contracts in progress in excess of billings	$353,613
Billings in excess of costs and estimated earnings on contracts in progress	(59,324)

Net underbillings	$294,289

NEW CENTURY COMPANIES, INC. AND SUBSIDIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002 and 2001

4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2002:

Machinery and equipment	$1,021,639
Computer equipment	38,376
Capital lease equipment	359,652
Leasehold improvements	234,559

1,654,226
Less accumulated depreciation and amortization	(730,249)

$923,977

5.  RELATED PARTY TRANSACTIONS

Notes Receivable from Stockholders

As of December 31, 2002, the Company had loans to two stockholders totaling $395,309. The loans accrue interest at 5% and are due on demand. The Company has reclassified the notes receivable from stockholders from stockholders’ equity to current assets because such stockholders have shown the commitment and ability to repay the loans at December 31, 2002 and intend on repaying such amounts by December 31, 2003. For the years ended December 31, 2002 and 2001, total interest income from notes receivable from stockholders’ approximated $22,000 and $18,000, respectively.

6.  NOTES PAYABLE

During the year ended December 31, 2002, the Company entered into a bridge loan in the amount of $241,500. The bridge loan had a stated interest rate of 6%, and was paid in full during 2002. In addition, the Company issued to the note holder 190,000 shares of common stock valued at approximately $149,000 (estimated based on the pro-rata market value on the date of grant) (See Note 8), which the company has amortized to interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2002.

During the fiscal year ended December 31, 2002, the Company entered into a note payable (“Note A”) with a third party for $235,000 (net of a $15,000 debt discount that was amortized to interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2002). Note A accrues interest at a fixed rate of 8% per annum and matures in April 2003, as amended. In addition, the Company issued the noteholder 10,000 shares of the Company’s restricted common stock valued at approximately $19,000 (estimated based on the pro-rata market value on the date of grant) (see Note 8), which the Company has amortized to interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2002. Note A is secured by certain assets of the Company, as defined. At December 31, 2002, the total outstanding principal balance on Note A was $250,000.

NEW CENTURY COMPANIES, INC. AND SUBSIDIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002 and 2001

6.  NOTES PAYABLE (continued)

During the year ended December 31, 2002, the Company entered into a note payable (“Note B”) with a third party for $819,000 (net of a $81,000 debt discount that was amortized to interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2002). Note B accrued interest at a fixed rate of 8% per annum and matured in January 2003. In addition, the Company issued to the noteholder 75,000 shares of the Company’s restricted common stock valued at approximately $105,000 (estimated based on the pro-rata market value on the date of grant) (see Note 8), which the Company has amortized to interest expense in the accompanying consolidated statement of operations as of December 31, 2002. Note B was secured by certain assets of the Company, as defined. At December 31, 2002, the total outstanding principal balance on Note B was $900,000, which was paid in full in January 2003.

During the year ended December 31, 2001, the Company entered into a note payable (“Note C”) with a third party for $250,000. Note C accrues interest at a fixed rate of 18% per annum and matured in June 2002. In addition, the Company issued to the noteholder warrants to purchase 100,000 shares of the Company’s restricted common stock at an exercise price of $0.20 (see Note 8) valued at $106,000 (based on the Black-Scholes option pricing model), which the Company has amortized to interest expense in the accompanying consolidated statement of operations as of December 31, 2002. Note C is personally guaranteed by a stockholder and is in default at December 31, 2002. At December 31, 2002, the total outstanding principal balance on Note C was $250,000.

During the year ended December 31, 2001, the Company entered into a note payable (“Note D”) with a third party for $215,000 (see Note 10). Note D accrues interest at a fixed rate of 15% per annum and matured in March 2002. Note D is secured by certain assets of the Company, as defined, and is in default at December 31, 2002. At December 31, 2002, the total outstanding principal balance on Note D was $215,000.

Total interest expense incurred on all notes payable during fiscal 2002 approximated $350,000 and is included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2002.

7.  INCOME TAXES

During fiscal 2002 and 2001, the provision for taxes (substantially all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for taxes as a result of the following:

NEW CENTURY COMPANIES, INC. AND SUBSIDIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002 and 2001

7.  INCOME TAXES (continued)

	2002	2001
Computed “expected” tax benefit	$(600,000)	$(163,000)

Addition to (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	(117,000)	(28,000)
Change in deferred tax asset valuation allowance	696,100	157,900
Non-deductible expenses	37,870	33,900

	$16,970	$800

The effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2002 are presented below:

Deferred tax assets:
Tax net operating loss carryforwards	$830,000
Accrued warranty reserve	12,000
Accrued compensation	12,000

Total gross deferred tax asset	854,000
Less valuation allowance	(854,000)

Total net deferred tax asset	$—

The valuation allowance increased by $696,100 and $157,900 during the years ended December 31, 2002 and 2001, respectively. No current provision for income taxes for the year ended December 31, 2002 and 2001 is required, except for minimum state taxes, since the Company incurred taxable losses during such years.

At December 31, 2002 the Company had net tax operating loss carryforwards of approximately $2,170,000 and $1,085,000 available to offset future taxable federal and state income, respectively. At December 31, 2001, the Company had net tax operating loss carryforwards of approximately $426,900 and $212,900 available to offset future taxable federal and state income, respectively. If not utilized to offset future taxable income, the carryforwards will expire in various years through 2023.

In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the utilization of the Company’s tax net operating loss carryforwards could be severely restricted. Further, utilization of the Company’s state NOLs for tax years beginning in 2002 and 2003 will be suspended under provisions of California law.

NEW CENTURY COMPANIES, INC. AND SUBSIDIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002 and 2001

8.  EQUITY TRANSACTIONS

Preferred Stock

The Company has authorized 15,000,000 shares of cumulative, convertible Series B Preferred Stock (“Series B”) with a par value of $1 per share. The Series B have a mandatory cumulative dividend of $1.25 per share, which is payable on a semi-annual basis, and convertible into 1.67 shares of the Company’s common stock, do not have any voting rights, and have liquidation preferences, as defined. As of December 31, 2001, in accordance with the conversion terms of the Series B, 95,023 shares of the common stock remained unissued and committed, which the Company has reclassified to common stock during the year ended December 31, 2002 because the stock has constructively been issued. During the year ended December 31, 2001, 73,335 shares of common stock were issued in relation to these committed shares.

In March 2002, the Board of Directors authorized 75,000 shares of 5% cumulative, convertible Series C Preferred Stock (“Series C”) with a par value of $1 per share. The Series C have a mandatory cumulative dividend of $1.25 per share, which is payable on a semi-annual basis in June and December each year to holders of record on November 30 and May 31, are convertible at anytime into 16.667 shares of the Company’s common stock, do not have any voting rights, and have liquidation preferences, as defined.

During the year ended December 31, 2002, the Company completed a Private Placement Memorandum (“PPM”) in which the Company offered to eligible investors, as defined, a maximum of 60,000 shares of Series C, with a required minimum offering of 30,000 shares of Series C to be sold at $25 per share. During fiscal 2002 and pursuant to the PPM, the Company sold 44,000 shares of Series C to eligible investors for proceeds of $956,605 (net of commissions and offering costs of $143,395). In addition, the Company issued 2,200 shares of Series C and 40,000 restricted shares of common stock (see below) to the placement agent for services provided in connection with the PPM.

The Series C was issued with a beneficial conversion feature as the issuance date trading value of the Company’s common stock was greater than the conversion price. Accordingly, the Company has recorded a deemed dividend to the Series C shareholders of $308,029. The deemed dividend is reflected as an increase in the net loss available to common shareholders (see Note 9). As of December 31, 2002, the Company had a total of 46,200 shares of Series C issued and outstanding, with accumulated dividends totaling $57,750, which is recorded in the accompanying consolidated balance sheet.

NEW CENTURY COMPANIES, INC. AND SUBSIDIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002 and 2001

8.  EQUITY TRANSACTIONS (continued)

Common Stock

During the year ended December 31, 2001, the Company received a $1,000,000 subscription receivable, bearing interest at 6% per annum, from five employees in exchange for 400,000 restricted shares of the Company’s common stock. During the year ended December 31, 2002, the Company forgave the entire subscription receivable balance of $1,000,000, which the Company recorded as compensation expense in the accompanying consolidated statements of operations.

During the year ended December 31, 2001, the Company received an $87,500 subscription receivable from a member of the Board of Directors in exchange for shares of the Company’s restricted common stock. The subscription receivable bears interest at an annual rate of 6%. Principal and any unpaid interest were due on October 6, 2001. As of December 31, 2002, the subscription receivable remains unpaid, but management expects full collection.

During the year ended December 31, 2001, the Company issued 71,250 restricted shares of common stock to two consultants for services to be rendered valued at $292,125 (estimated based on the market price on the date of grant) and amortized over the term of the services, as specified in the related agreements. For the years ended December 31, 2002 and 2001, the Company amortized $155,031 and $137,094, respectively, to consulting expense in the accompanying consolidated statements of operations.

During the year ended December 31, 2001, the Company issued 200,000 shares of restricted common stock to a shareholder, valued at $1.25 per common share for $250,000 in cash.

During the year ended December 31, 2002, the Company issued 140,000 restricted shares of common stock (including 7,750 shares of Treasury Stock) valued at $216,000 (estimated based on the market price on the date of grant) to three consulting firms for services to be rendered in relation to corporate finance and investor relations for periods ranging from 3 months to one year. The Company recorded the entire value of $216,000 to deferred consulting fees and is amortizing the amount to consulting expense in the accompanying consolidated statements of operations over the periods of service. As of December 31, 2002, the total unamortized consulting fees totaled $55,833, which is recorded as a contra account to stockholders’ equity in the accompanying consolidated statement of stockholders’ equity (deficit).

During the year ended December 31, 2002, the Company issued 30,000 restricted shares of common stock valued at approximately $59,500 (estimated based on the market price on the date of grant) to two legal firms for services rendered, which the Company recorded to legal expense in the accompanying consolidated statement of operations for the year ended December 31, 2002.

During the year ended December 31, 2002, the Company issued 275,000 restricted shares of common stock valued at approximately $273,000 in connection with various notes payable (See Note 6).

NEW CENTURY COMPANIES, INC. AND SUBSIDIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002 and 2001

8.  EQUITY TRANSACTIONS (continued)

Common Stock (continued)

During the year ended December 31, 2002, the Company received two subscriptions receivable totaling $375,000 in exchange for 250,000 restricted shares of common stock. The receivables bear interest at an annual rate of 5%. Principal and any unpaid interest on both subscriptions receivable are due on August 22, 2003. The related accrued interest receivable and interest income are insignificant to the financial statements.

During the year ended December 31, 2002, the Company issued 40,000 restricted shares of common stock in connection with the PPM (see above). Since such costs are related to equity fund raising, the transaction has no effect on the Company’s net equity as presented in the accompanying consolidated statements of stockholders’ equity (deficit).

Stock Options and Warrants

In connection with the merger agreement with InternetMercado (see Note 2), the Company assumed the Incentive Stock Option Plan (“ISOP”) granted by InternetMercado to its employees.

Under the terms of the Company’s ISOP, options to purchase an aggregate of 1,000,000 shares of common stock may be issued to key employees who are eligible, as defined. The exercise price of any option may not be less than the fair market value of the shares on the date of grant. No options granted may be exercisable more than 10 years after the date of grant. The options granted generally vest evenly over a one-year period, beginning from the date of grant. During the year ended December 31, 2001, the Company assumed 233,250 stock options in connection with the merger agreement under the Company’s ISOP.

The Company has also assumed a non-statutory stock option plan (“NSSO”) to purchase an aggregate of 1,350,000 shares of common stock granted to three non-employees for services rendered. These options are non-assignable and non-transferable, are exercisable over a five-year period from the date of grant, and vested on the date of grant. During the year ended December 31, 2001, the Company assumed 308,333 stock options in connection with the merger agreement under the Company’s NSSO.

In December 2001, the Company issued 100,000 warrants to purchase common stock for $2 per share, which is exercisable for two years from the date of issuance. The warrants were issued in connection with a six-month, short-term note payable. In accordance with accounting principles generally accepted in the United States, the proceeds of the financing have been allocated to the debt and the warrants, based on their relative fair values. Accordingly, a discount of $106,000 has been recorded as a reduction in the debt balance, and the off-setting credit has been recorded as additional paid-in capital. The debt discount is being amortized and charged to interest expense over the life of the debt. Amortization of the debt discount is included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2002.

NEW CENTURY COMPANIES, INC. AND SUBSIDIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002 and 2001

8.  EQUITY TRANSACTIONS (continued)

Stock Options and Warrants (continued)

In September 2002, the Company granted 100,000 stock options to a third party for services rendered valued at $68,000 (estimated based on the Black-Scholes option pricing model pursuant to SFAS 123). The stock options have an exercise price of $1.10, vest immediately and are exercisable through September 2003.

The following is a status of the stock options and warrants outstanding at December 31, 2002 and the changes during the two years then ended:

	Year Ended December 31, 2002		Year Ended December 31, 2001
	Options and Warrants	Weighted Average Price	Options and Warrants	Weighted Average Price
Outstanding, beginning of year	641,583	$9.15	—	$—

Assumed in connection with merger agreement			541,583	10.48

Granted	100,000	1.10	100,000	2.00

Exercised			—	—

Cancelled/Terminated	—	—	—	—

Balance, end of year	741,583	$8.06	641,583	$9.15

Exercisable, end of year	741,583	$8.06	641,583	$9.15

Weighted average fair value of options granted		$68,000		$106,000

NEW CENTURY COMPANIES, INC. AND SUBSIDIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002 and 2001

8.  EQUITY TRANSACTIONS (continued)

Stock Options (continued)

235,000 of the outstanding options at December 31, 2002 have exercise prices between $2.00 per share to $7.50 per share, with a weighted average exercise price of $2.75 and a weighted average remaining contractual life of 1.36 years. 64,750 of the options outstanding at December 31, 2002 have an exercise price of $0.98 per share, with a weighted average exercise price of $0.98 per share and a weighted average remaining contractual life of 2.36 years. 291,833 of the options outstanding at December 31, 2002 have an exercise price of $10.00 per share, with a weighted average exercise price of $10.00 per share and a weighted average remaining contractual life of 2.28 years. 150,000 of the options outstanding at December 31, 2002 have an exercise price of $12.50 per share, with a weighted average exercise price of $12.50 per share and a weighted average remaining contractual life of 2.36 years. All of the options are exercisable at December 31, 2002.

Had compensation costs for the Company’s 2001 options and warrants granted to employees been determined under SFAS 123, the minimum value of each option would have been estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 175%, (iii) weighted average risk free interest rate of approximately 3.17% and (iv) average expected useful life of two years. There were no options or warrants granted to employees during the year ended December 31, 2002.

9.  LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2002 and 2001:

	2002	2001
		(restated)

Net loss	$(1,760,601)	$(478,666)

Cumulative preferred dividends (See Note 8)	(57,750)	—

Deemed dividends on preferred stock (See Note 8)	(308,029)	—

Numerator for basic and diluted loss per share: Net loss applicable to common stockholders	(2,126,380)	(478,666)

Denominator for basic and diluted loss per share: Weighted average shares	5,290,154	3,451,109

Basic and diluted loss per share	$(0.40)	$(0.14)

NEW CENTURY COMPANIES, INC. AND SUBSIDIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002 and 2001

10.  COMMITMENTS AND CONTINGENCIES

Service Agreements

Periodically, the Company enters into various agreements for services including, but not limited to, public relations, financial consulting and manufacturing consulting. Generally, the agreements are ongoing until such time they are terminated, as defined. Compensation for services is paid either at a fixed monthly rate or based on a percentage, as specified, and may be payable in shares of the Company’s common stock. The Company’s policy is that expenses related to these types of agreements are valued at the fair market value of the services or the shares granted, whichever is more realistically determinable. Such expenses are amortized over the period of service.

Leases

The Company leases equipment under various operating lease agreements which require monthly payments ranging from approximately $250 to $550, and maturing through July 2005.

The Company also leases its office and warehouse facility under a non-cancelable operating lease agreement. The lease requires monthly lease payments of approximately $31,000, with annual increases of 3% through December 2006. The lease is personally guaranteed by one of the stockholders. The lease agreement includes a provision in which the Company may purchase the land and building (the “Property”) for $3,050,000 from the current landlord/owner, as amended. During the year ended December 31, 2001, the Company entered into a note payable with the prior landlord/owner of the Property in the amount of $215,000, as a condition of sale of the Property to the current landlord/owner and as a deposit toward the eventual purchase of the Property (see Note 6) and deposited an additional $250,000 directly into escrow. Since the purchase has not been consummated, but continues to be the intent of the Company, as of December 31, 2002, the Company has recorded the total deposit of $465,000 and the note payable in the amount of $215,000 in the accompanying consolidated balance sheet.

The Company is a sublessor in a sublease of an office and warehouse facility under a non-cancelable operating sublease agreement which expires in August 2003, with an option to extend through August 2006. The sublease requires monthly payments from the sublessee of approximately $8,200. Although, individuals of the sublessee company personally guarantee the sublease, the Company’s obligations under the lease have not been waived. In connection with the sublease the Company has recognized approximately $100,000 of rental income, of which $84,000 represents the Company’s obligation as the original lessee. The aforementioned amounts have been included in operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2002.

The Company leases certain equipment under capital lease obligations that expire through December 2005. Monthly payments approximate $12,000, including interest at rates ranging from 14% to 31%. The assets under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value.

NEW CENTURY COMPANIES, INC. AND SUBSIDIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002 and 2001

10.  COMMITMENTS AND CONTINGENCIES (continued)

Leases (continued)

Future minimum lease payments on the operating and capital lease obligations (net of sublease income) for the years ending December 31 are as follows:

	Operating Leases	Capital Leases	Total
2003	$365,000	$116,000	$481,000
2004	385,000	96,000	481,000
2005	390,000	77,000	467,000
2006	395,000	—	395,000

Total minimum lease payments	$1,535,000	289,000	$1,824,000

Less imputed interest		48,867

Present value of minimum lease payments		240,133

Less current portion		88,181

Long-term portion		$151,952

Rental expense for operating leases approximated $366,000 (net of approximately $16,000 sublease rental income) and $83,000 for the years ended December 31, 2002 and 2001, respectively. Interest expense incurred pursuant to capital lease obligations totaled approximately $21,000 and $27,000 for the years ended December 31, 2002 and 2001, respectively.

Equipment under capital leases as of December 31, 2002, which is included in property and equipment in the accompanying consolidated balance sheet (see Note 4) was as follows:

Machinery and equipment	$359,652
Accumulated depreciation	(103,923)

$255,729

NEW CENTURY COMPANIES, INC. AND SUBSIDIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2002 and 2001

10.  COMMITMENTS AND CONTINGENCIES (continued)

Legal

From time to time, the Company may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business. The Company is currently not involved in any such litigation, which management believes could have a material adverse effect on its financial position or result of operations.

Backlog (Unaudited)

The following schedule shows a reconciliation of backlog representing signed purchase orders.

Balance, January 1, 2002	$2,765,964
New contracts, January 1, 2002 through December 31, 2002	7,487,993

10,253,957

Less, contract revenue earned — January 1, 2002 through December 31, 2002	9,054,146

Balance December 31, 2002	$1,199,811

11.  SUBSEQUENT EVENTS

On January 30, 2003, the Company entered into a note payable agreement with two individuals in the amount of $500,000 with an interest rate of 5% per annum. The note was issued with a discount of $45,000 and 25,000 five-year warrants with standard anti-dilution provisions at an exercise price of $1.00 per share of the Company’s common stock.

Subsequent to December 31, 2002, the property in which the Company leases and has a purchase option in has been put up for sale. The Company is evaluating their purchase option, and if not exercised there is potential for the loss of the Company’s deposits totaling $465,000.

Subsequent to December 31, 2002, the Company issued 100,000 shares of common stock to a consultant for services to be rendered valued at $80,000 (estimated based on the market price on the date of grant) and amortized over the term of the services, as defined.

Subsequent to December 31, 2002, the Company entered into a note payable agreement with two individuals in the amount of $250,000 with an interest rate of 5% per annum. In connection with the note payable, the Company issued 10,000 shares of the Company’s common stock which were valued at $7,800 (estimated based on the market price on the date of grant) and recorded as a debt discount.