Form 10KSB/A
period 2001-12-31
NEW CENTURY COMPANIES INC
filed 2003-04-30
CIK 318716

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   ----------

                                  FORM 10-KSB/A

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2001
                          -----------------
OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from            to
                               ----------    -----------

                   Commission file Number     0-9459
                                         ----------------



                           NEW CENTURY COMPANIES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                        Delaware                                                      06-1034587
---------------------------------------------------------         ----------------------------------------------------
     (State or other Jurisdiction of Incorporation)                      (I.R.S. Employer Identification No.)

               9835 Santa Fe Springs Road
                  Santa Fe Springs, CA                                                   90670
---------------------------------------------------------         ----------------------------------------------------
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

                                     PART I

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

OVERVIEW

   On May 25, 2001, the Company entered into a plan of Reorganization and Merger with New Century Remanufacturing, Inc. Immediately prior to the merger, the Company had 50,000,000 shares authorized and 2,695,942 shares issued and outstanding. Pursuant to the merger, all of the 1,800 outstanding shares of NCR were exchanged for shares of the Company on a 1 to 833.33 basis or into 1,500,000 shares of common stock of the Company for a total of 4,195,942 shares of common stock issued and outstanding. Immediately after the merger, all then existing officers and directors of the Company resigned and the management of NCR was elected and appointed to such positions; thereby effecting a change of control. Although NCR became a wholly-owned subsidiary of the Company following the transaction, because the transaction resulted in a change of control, the transaction was recorded as a "reverse merger" whereby NCR was considered to be the accounting acquirer of the Company.

   After the reverse merger the Company changed its name to New Century Companies, Inc. The results of the Company previously filed in the past years are not included herein. The related financial statements are the results of operations for NCR.

Plan of Operations

   The earnings of New Century Companies for the year ended 2002 were negative as a result of management's strategy of continued investment in research and development of new projects and of the corporate expenses related to compliance with the regulatory requirements of being a public company. The goal of these expenditures was to position New Century as a leading manufacturer and remanufacturer of large horizontal and vertical turning machines. New Century has completed the majority of this current development effort and expects limited resources to be devoted to this area in the next fiscal year. The Company's current strategy is to expand its customer sales base with its present line of machine products. Plans for expansion are expected to be funded through current working capital from ongoing sales. However, significant growth will require additional funds in the form of debt or equity, or a combination thereof. However, there can be no assurance these funds will be available. The Company's growth strategy also includes strategic acquisitions in addition to growing the current business. A significant acquisition will require additional financing. There can be no assurance that the Company can obtain such financing for the period ended December 31, 200 .

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

   The resulting impact of this restatement on net loss attributable to common shareholders is as follows:

                                                                                  Amount   Per Share
                                                                                ---------  ---------
Net loss attributable to common shareholders, as previously reported.........   $(549,791)  $(0.16)
Adjustment to correct dividends on preferred shares previously recorded .....      71,125     0.02
                                                                                ---------   ------
Net loss attributable to common shareholders, as restated....................   $(478,666)  $(0.14)
                                                                                =========   ======

   On December 21, 2001, the Company signed a promissory note agreement for $215,000 for a deposit on the purchase of the building in which it operates. This note payable was incorrectly excluded from its previously filed financial statements. This transaction did not have any impact on the Company's reported net loss for the year ended December 31, 2001.

   The effect on the Company's total assets and liabilities as of December 31, 2001 is as follows:

                                        As Reported  Amount  As Restated
                                        ----------- -------- -----------
               Total assets...........  $2,707,673  $215,000 $2,922,673
               Total liabilities .....  $2,908,085  $215,000 $3,123,085

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

ITEM 7. Financial Statements.

     The Restated Financial Statements of the Company are set forth at the end hereof.

                                    PART III

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 28, 2003                   NEW CENTURY COMPANIES, INC.


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

Date: April 28, 2003                    /s/ David Duquette
                                        ----------------------------------------
                                        Name:  David Duquette
                                        Title:  Chairman, President and Director

Date:  April 28, 2003                   /s/ Josef Czikmantori
                                        ----------------------------------------
                                        Name:  Josef Czikmantori
                                        Title:  Secretary and Director

                                  CERTIFICATION

         I, David Duquette, certify that:

         1. I have reviewed this annual report on Form 10-KSB/A of New Century Companies, Inc.;

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

               b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 28, 2003                             /s/ David Duquette
                                           -------------------------------------
                                           Name:  David Duquette
                                           Title:  Chief Executive Officer and
                                                  Chief Financial Officer

                                                     NEW CENTURY COMPANIES, INC.
                                                                        CONTENTS
                                                               December 31, 2001

                                                                       Page

INDEPENDENT AUDITOR'S REPORT                                               1

FINANCIAL STATEMENTS

     Balance Sheet                                                     2 - 3

     Statements of Operations                                              4

     Statements of Shareholders' Deficit                                   5

     Statements of Cash Flows                                          6 - 7

     Notes to Financial Statements                                    8 - 25

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
New Century Companies, Inc.
Santa Fe Springs, California

We have audited the accompanying balance sheet of New Century Companies, Inc. as of December 31, 2001, as restated (see Note 3), and the related statements of operations, shareholders' deficit, and cash flows, as restated (see Note 3) for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the restated financial statements referred to above present fairly, in all material respects, the financial position of New Century Companies, Inc. as of December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 1, 2002

                                                     NEW CENTURY COMPANIES, INC.
                                                                   BALANCE SHEET
                                                               December 31, 2001

                                     ASSETS
                                   (restated)

Current assets
   Cash                                                           $     43,764
   Contracts receivable                                                306,176
   Inventory                                                         1,193,204
   Costs and estimated earnings on contracts in
       progress in excess of billings                                  106,554
   Prepaid expenses and other current assets                            97,933
                                                                  ------------

         Total current assets                                        1,747,631

Property and equipment, net                                            700,865
Deposits                                                               474,177
                                                                  ------------

                Total assets                                      $  2,922,673
                                                                  ============

   The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                                   BALANCE SHEET
                                                               December 31, 2001

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                                   (restated)

Current liabilities
     Book overdraft                                                                                $         88,079
     Notes payable, net of discount of $106,000                                                             606,013
     Current portion of capital lease obligations                                                            44,537
     Accounts payable                                                                                     1,097,473
     Accrued expenses                                                                                       315,385
     Billings in excess of costs and estimated earnings on
         contracts in progress                                                                              921,584
                                                                                                   ----------------

              Total current liabilities                                                                   3,073,071

Capital lease obligations, net of current portion                                                            50,014
                                                                                                   ----------------

                  Total liabilities                                                                       3,123,085
                                                                                                   ----------------

Commitments and contingencies

Shareholders' deficit
     Cumulative, convertible, Series B preferred stock, $1 par value
         15,000,000 shares authorized
         no shares issued and outstanding                                                                         -
     Common stock issuable on conversion of Series B preferred stock
         95,023 shares                                                                                       56,900
     Common stock, $0.10 par value
         6,000,000 shares authorized
         4,940,527 shares issued and outstanding                                                            494,053
     Additional paid-in capital                                                                           1,410,927
     Treasury stock, at cost, 7,750 shares                                                                   (7,750)
     Subscription receivable                                                                             (1,087,500)
     Loans to shareholders                                                                                 (433,345)
     Deferred consulting fees                                                                              (155,031)
     Accumulated deficit                                                                                   (478,666)
                                                                                                   ----------------

              Total shareholders' deficit                                                                  (200,412)
                                                                                                   ----------------

                      Total liabilities and shareholders' deficit                                  $      2,922,673
                                                                                                   ================

   The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                        STATEMENTS OF OPERATIONS
                                                For the Years Ended December 31,

                                                                    2001              2000
                                                              ---------------    --------------
                                                                 (restated)
Net sales                                                     $     6,138,829    $    7,074,147

Cost of sales                                                       5,134,588         6,716,272
                                                              ---------------    --------------

Gross profit                                                        1,004,241           357,875

Operating expenses                                                  1,437,918           819,350
                                                              ---------------    --------------

Loss from operations                                                 (433,677)         (461,475)
                                                              ---------------    --------------

Other income (expense)
     Interest expense                                                 (66,507)          (67,839)
     Interest income                                                   17,916            11,621
     Other income                                                       4,402           123,418
                                                              ---------------    --------------

         Total other income (expense)                                 (44,189)           67,200
                                                              ---------------    --------------

Loss before provision for income taxes                               (477,866)         (394,275)

Provision for income taxes                                                800               800
                                                              ---------------    --------------

Net loss and net loss attributable to common
     shareholders                                             $      (478,666)   $     (395,075)
                                                              ===============    ==============

Basic and diluted loss per share                              $         (0.14)   $        (0.26)
                                                              ===============    ==============

Basic and diluted weighted-average shares outstanding               3,451,109         1,500,000
                                                              ===============    ==============

   The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                             STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                For the Years Ended December 31,

                             Shares Issuable on
                               Conversion of                                  Additional
                         Series B Preferred Stock        Common Stock          Paid-in     Treasury    Subscription      Loans to
                        -------------------------  ------------------------
                          Shares         Amount       Shares       Amount      Capital      Stock       Receivable    Shareholders
                        ---------     -----------  -----------  -----------  -----------   --------    ------------   -------------
Balance, December 31,
   1999                         -     $         -    1,500,000  $   150,000  $   (60,000)  $      -    $          -   $    (106,500)
Loan to shareholder                                                                                                        (251,824)
Net loss
                        ---------     -----------  -----------  -----------  -----------   --------    ------------   -------------
Balance, December 31,
   2000                         -               -    1,500,000      150,000      (60,000)         -               -        (358,324)
Merger with Internet-
   Mercado.com, Inc.      168,358         100,900    2,695,942      269,594     (275,244)    (7,750)        (87,500)
Reclassification of "S"
   corporation retained
   earnings on
   termination of "S"
   corporation status                                                            128,505
Issuance of common
   stock for
   subscription
   receivable                                          400,000       40,000      960,000                 (1,000,000)
Issuance of common
   stock for cash                                      200,000       20,000      230,000
Issuance of common
   stock for consulting
   services                                             71,250        7,125      285,000
Amortization of
   deferred
   consulting fees
Loan to shareholder                                                                                                         (75,021)
Discount on debt
   attributable to stock
   purchase warrants                                                             106,000
Issuance of committed
   common stock           (73,335)        (44,000)      73,335        7,334       36,666
Net loss
                        ---------     -----------  -----------  -----------  -----------   --------    ------------   -------------

Balance, December 31,
   2001 (restated)         95,023     $    56,900    4,940,527  $   494,053  $ 1,410,927   $ (7,750)   $ (1,087,500)  $    (433,345)
                        =========     ===========  ===========  ===========  ===========   ========    ============   =============

                                                       Retained
                                        Deferred       Earnings
                                       Consulting   (Accumulated

                                         Fees          Deficit)      Total
                                       ----------    -----------   ---------
Balance, December 31,
   1999                                $        -    $   523,580   $ 507,080
Loan to shareholder                                                 (251,824)
Net loss                                                (395,075)   (395,075)
                                       ----------    -----------   ---------
Balance, December 31,
   2000                                         -        128,505    (139,819)
Merger with Internet-
   Mercado.com, Inc.                                                       -
Reclassification of "S"
   corporation retained
   earnings on
   termination of "S"
   corporation status                                   (128,505)          -
Issuance of common
   stock for
   subscription
   receivable                                                              -
Issuance of common
   stock for cash                                                    250,000
Issuance of common
   stock for consulting
   services                              (292,125)                         -
Amortization of
   deferred
   consulting fees                        137,094                    137,094
Loan to shareholder                                                  (75,021)
Discount on debt
   attributable to stock
   purchase warrants                                                 106,000
Issuance of committed
   common stock                                                            -
Net loss                                                (478,666)   (478,666)
                                       ----------    -----------   ---------

Balance, December 31,
   2001 (restated)                     $ (155,031)   $  (478,666)  $(200,412)
                                       ==========    ===========   =========

   The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,

                                                                             2001              2000
                                                                       ---------------    --------------
                                                                          (restated)
Cash flows from operating activities
   Net loss                                                            $      (478,666)   $     (395,075)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
       Depreciation and amortization of property and equipment                 216,490           129,500
       Amortization of consulting fees                                         137,094                 -
       Interest income                                                         (17,916)          (11,621)
       Inventory reserves for obsolescence                                           -           (50,000)
       (Increase) decrease in
         Contracts receivable                                                  (47,176)         (156,500)
         Inventory                                                            (503,365)          590,348
         Costs and estimated earnings on contracts in
              progress in excess of billings                                   (14,414)           43,806
         Prepaid expenses and other current assets                             (52,085)          (16,001)
         Deposits                                                             (250,000)                -
       Increase (decrease) in
         Accounts payable                                                      223,531          (182,482)
         Accrued expenses                                                      230,873           (68,224)
         Billings in excess of costs and estimated earnings on
              contracts in progress                                             71,779           676,548
                                                                       ---------------    --------------

Net cash provided by (used in) operating activities                           (483,855)          560,299
                                                                       ---------------    --------------

Cash flows from investing activities
   Purchase of property and equipment                                           (4,041)          (34,042)
   Loans to shareholders                                                       (75,021)         (251,824)
                                                                       ---------------    --------------

Net cash used in investing activities                                          (79,062)         (285,866)
                                                                       ---------------    --------------

Cash flows from financing activities
   Book overdraft                                                               88,079                 -
   Proceeds from notes payable                                                 250,000                 -
   Principal payments on notes payable                                        (176,834)         (116,208)
   Principal payments on capital lease obligations                             (35,509)          (26,358)
   Issuance of common stock                                                    250,000                 -
                                                                       ---------------    --------------

Net cash provided by (used in) financing activities                            375,736          (142,566)
                                                                       ---------------    --------------

   The accompanying notes are an integral part of these financial statements.

                                                     NEW CENTURY COMPANIES, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,

                                                                    2001               2000
                                                              ---------------    ----------------
                                                                (restated)
Net increase (decrease) in cash                               $      (187,181)   $        131,867

Cash, beginning of year                                               230,945              99,078
                                                              ---------------    ----------------

Cash, end of year                                             $        43,764    $        230,945
                                                              ===============    ================


Supplemental disclosures of cash flow information

   Interest paid                                              $        66,507    $         67,839
                                                              ===============    ================

   Income taxes paid                                          $           800    $            800
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

..    made a deposit on property in exchange for a $215,000 note payable.

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

NOTE 1 - BUSINESS AND ORGANIZATION

     General

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

     The transaction has been accounted for as a reverse acquisition, whereby the Company is the accounting acquirer. The acquisition has been recorded at the value of the net assets of InternetMercado. The equity section has been restated to reflect the Company's current capital structure. Accordingly, the financial statements are the historical financial statements of New Century Companies, Inc. In addition, since the Company was an "S" Corporation prior to the merger, all retained earnings for the period prior to the merger have been reclassified to additional paid-in capital in accordance with rules promulgated by the Securities and Exchange Commission. Accumulated earnings between December 31, 2000 and May 25, 2001 were not material.

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

NOTE 1 - BUSINESS AND ORGANIZATION (Continued)

     Name Change

     In June 2001, the Company's name was changed from InternetMercado.com, Inc. to New Century Companies, Inc.


NOTE 2 - GOING CONCERN AND RISKS AND UNCERTAINTIES

     Going Concern

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

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

NOTE 2 - GOING CONCERN AND RISKS AND UNCERTAINTIES (Continued)

     Listing and Maintenance Criteria for NASDAQ Securities (Continued)

     To maintain its listing on the NASDAQ Small-Cap Market, the Company must continue to be registered under Section 12(g) of the Securities and Exchange Act of 1934 and have total assets of at least $2,000,000, total shareholders' equity of at least $1,000,000, a public float of at least 100,000 shares with a market value of at least $200,000, at least 300 shareholders, a minimum bid price for its common stock of $1 per share, and at least two market makers. There is not any assurance that the Company will be able to obtain or maintain the standards for NASDAQ Small-Cap Market listing.

     Concentrations of Risk

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

NOTE 3 - RESTATEMENTS

     The Company previously recorded its convertible, Series B preferred stock as issued and outstanding. However, in accordance with the conversion terms of the preferred stock, the shares were to automatically convert into shares of common stock with the effectiveness of the registration statement, registering the underlying shares which registration statement on Form SB-2 File 333-89335 was declared effective in November 1999. As such, the Company has restated its December 31, 2001 financial statements to correctly reflect the Series B preferred stock as committed common shares.

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

NOTE 3 - RESTATEMENTS (Continued)

     The resulting impact of this restatement on net loss attributable to common shareholders is as follows:

                                                                               Amount            Per Share
                                                                          ---------------    ----------------
            Net loss attributable to common shareholders, as
                previously reported                                       $      (549,791)   $          (0.16)
            Adjustment to correct dividends on preferred shares
                previously recorded                                                71,125                0.02
                                                                          ---------------    ----------------

                     Net loss attributable to common
                         shareholders, as restated                        $      (478,666)   $          (0.14)
                                                                          ===============    ================

     On December 21, 2001, the Company signed a promissory note agreement for $215,000 for a deposit on the purchase of the building in which it operates (see Note 8). This note payable was incorrectly excluded from its previously filed financial statements. This transaction did not have any impact on the Company's reported net loss for the year ended December 31, 2001.

     The effect on the Company's total assets and liabilities as of December 31, 2001 is as follows:

                                                           As Reported Amount      As Restated
                                                          -----------------------  ------------
            Total assets                                  $ 2,707,673  $  215,000  $  2,922,673
            Total liabilities                             $ 2,908,085  $  215,000  $  3,123,085

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition

     Service Revenue

     Service revenues are billed and recognized in the period the services are rendered and earned and the collection of the related receivable is reasonably assured. Service revenues for the years ended December 31, 2001 and 2000 were not material.

     Method of Accounting for Long-Term Contracts

     In accordance with the American Institute of Certified Public Accountant's Statement of Position 81-1, "Accounting for Performance of Certain Construction-Type and Certain Product Type Contracts," the Company records its revenue on long-term, fixed priced contracts on the basis of the percentage-of-completion method applied to individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy.

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Revenue Recognition (Continued)

     Method of Accounting for Long-Term Contracts (Continued)
     That portion of the total contract price is accrued which is allocable, on the basis of the Company's estimates of the percentage of completion, to contract expenditures and work performed. Operating expenses, including indirect costs and administrative expenses, are charged to income as incurred and are not allocated to contract costs.

     As these long-term contracts extend over one or more years, revisions in cost and profit estimates during the course of the work are recognized in the accounting period in which the facts which require the revision become known.

     At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss on both short- and long-term contracts is accrued.

     Substantially all of the Company's revenues were derived from long-term contracts for the years ended December 31, 2001 and 2000.

     Comprehensive Income

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

     Property and Equipment

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

              Machinery and equipment                           5 years
              Computer equipment                                5 years
              Capital lease equipment                           5 years
              Leasehold improvements                            5 years

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Property and Equipment (Continued)

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

     Warranty Policy

     The Company's warranty policy provides for varying years of coverage for its machines and labor. The Company's policy is to accrue the estimated cost of warranty coverage and returns as part of the production costs on fixed-priced contracts and at the time the product is shipped for any other product sales.

     Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees.

     The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS No. 123.

     Advertising

     Advertising expenses are charged to expense as incurred. For the years ended December 31, 2001 and 2000, total advertising expense was $83,812 and $204,832, respectively.

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Income Taxes

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

     Reclassifications

     Certain amounts included in the prior year financial statements have been reclassified to conform with the current year presentation. Such reclassification did not have any effect on reported net loss.

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 5 - CONTRACTS IN PROGRESS

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
                                                                   ============

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

NOTE 5 - CONTRACTS IN PROGRESS (Continued)

     The following is included in the accompanying balance sheet under these captions as of December 31, 2001:

            Costs and estimated earnings on contracts in
                progress in excess of billings                            $     106,554
            Billings in excess of costs and estimated earnings
                on contracts in progress                                        921,584
                                                                          -------------

                     Net overbillings                                     $    (815,030)
                                                                          =============

NOTE 6 - PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2001 consisted of the following:

            Machinery and equipment                                       $     876,781
            Computer equipment                                                   26,506
            Capital lease equipment                                             159,652
            Leasehold improvements                                              106,107
                                                                          -------------

                                                                              1,169,046

            Less accumulated depreciation and amortization                      468,181
                                                                          -------------

                Total                                                     $     700,865
                                                                          =============

     For the years ended December 31, 2001 and 2000, depreciation and amortization expense amounted to $216,490 and $129,500, respectively. Included in accumulated depreciation is $31,930 for capital lease equipment at December 31, 2001.

NOTE 7 - LOANS TO SHAREHOLDERS

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

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

NOTE 8 - NOTES PAYABLE

     Notes payable at December 31, 2001 consisted of the following:

            Notepayable - converted from line of credit, secured by all of the Company's assets and personal guarantees of the
                shareholders. Payable monthly at $8,500, plus interest at
                the Citibank, N.A.'s base rate (4.75% at December 31,
                2001), plus 1%. Debt matured in February 2001, but was
                subsequently extended to June 2002.                             $        170,624

            Notepayable - secured by all of the Company's assets and
                personal guarantees of the shareholders. Payable monthly
                at $6,944, plus interest at the Citibank, N.A.'s base rate
                (4.75% at December 31, 2001), plus 1.25%. Debt matures in
                December 2002. The Company must maintain certain financial covenants of which the Company was not in compliance at
                December 31, 2001.                                                        76,389

            Notepayable - original principal of $250,000, unsecured,
                including warrants to purchase the Company's common stock
                at an exercise price of $0.20 per share. The note payable
                is personally guaranteed by a shareholder of the Company.
                Payable on or before June 21, 2002, accruing interest at
                18% per annum. This amount is net of a discount applicable
                to detachable warrants of $106,000.                                      144,000

            Notepayable - promissory note dated December 21, 2001,
                original principal balance of $215,000 due in 90 days. The note bears interest, in default, at the greater of 15% per annum or the highest allowable rate under California state law, subject to certain limitations. The note is jointly
                executed by the Company's President and another shareholder.             215,000
                                                                                ----------------

                                                                                         606,013
            Less current portion                                                         606,013
                                                                                ----------------

                     Long-term portion                                          $              -
                                                                                ================

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     Leases

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

     Leases (Continued)

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

     On November 30, 2001, the Company entered into an agreement with a real estate company to lease its office and warehouse facility, commencing December 31, 2001. The lease requires initial monthly payments of $28,515 and includes annual increases of 3% through December 2006. The lease is personally guaranteed by one of the shareholders. The agreement includes an option to purchase the land and building for $3,550,000. As of December 31, 2001, the Company had placed $250,000 in escrow to be used toward such purchase, which is included in deposits in the accompanying balance sheet. These monies are non-refundable, except for reasons specified in the agreement. In addition, on December 21, 2001, the Company executed a promissory note in the amount of $215,000 (see Note 8) toward the purchase of the property.

     The Company also leases equipment under capital lease obligations that expire through December 2005. Monthly payments of $5,201 are due, including interest at rates ranging from 16% to 31%.

     Future minimum lease payments under operating and capital lease agreements at December 31, 2001 were as follows:

          Year Ending                                          Operating            Capital
         December 31,                                            Leases             Leases
         ------------                                        --------------     -------------
             2002                                            $      435,911     $      62,405
             2003                                                   418,176            34,805
             2004                                                   372,750            14,155
             2005                                                   378,499            10,033
             2006                                                   385,120                 -
                                                             --------------     -------------

                                                             $    1,990,456           121,398
                                                             ==============
         Less amount representing interest                                             26,847
                                                                                -------------

                                                                                       94,551
         Less current portion                                                          44,537
                                                                                -------------

             Long-term portion                                                  $      50,014
                                                                                =============

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

     Leases (Continued)

     Interest expense related to capital lease obligations for the years ended December 31, 2001 and 2000 was $26,896 and $19,062, respectively.

     Service Agreements

     Periodically, the Company enters into various agreements for services including, but not limited to, public relations, financial consulting, and manufacturing consulting. Generally, the agreements are ongoing until such time they are terminated, as defined. Compensation for services is paid either at a fixed monthly rate or based on a percentage, as specified, and may be payable in shares of the Company's common stock. As of December 31, 2001, the Company was a party to two such agreements. During the years ended December 31, 2001 and 2000, the Company incurred $137,094 and $0, respectively, in connection with such arrangements. Such expense is included in operating expenses in the accompanying statements of operations. The Company's policy is that expenses related to these types of agreements are valued at the fair market value of the services or the shares granted, whichever is more realistically determinable. Such expenses are amortized over the period of the service (see Note 11).

NOTE 10 - SERIES B PREFERRED STOCK

     The Company has 15,000,000 authorized shares of cumulative, convertible Series B preferred stock. The preferred shares have a cumulative dividend of $1.25 per share, which is payable on a semi-annual basis, are convertible into 1.67 shares of the Company's common stock, and do not have any voting rights. As of December 31, 2001, no shares were issued and outstanding. As of December 31, 2001, in accordance with the conversion terms of the convertible Series B preferred stock, 95,023 shares of common stock remained unissued and committed. During the year ended December 31, 2001, 73,335 shares of common stock were issued in relation to these committed shares.

NOTE 11 - COMMON STOCK

     Common Stock Issued for Subscription Receivable

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

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

NOTE 11 - COMMON STOCK (Continued)

     Common Stock Issued for Subscription Receivable (Continued)

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

     Common Stock Issued for Services

     On November 15, 2001, the Company issued 31,250 restricted shares of common stock to a consultant for services in connection with a private placement. The shares were valued at the fair market value as of November 15, 2001, or $4.10 per share, totaling $128,125. The term of the agreement was two months, and the related expense is being amortized accordingly.

     On November 15, 2001, the Company entered into a second agreement with a consulting firm. The agreement had a term of 18 months from the effective date and called for the issuance of 40,000 shares of common stock. The stock was valued at $4.10 per share, which was the trading value of the Company's common stock, or $164,000. This amount is being amortized over the term of the agreement.

     Total amounts recognized and deferred in connection with these agreements are as follows:

                                                                     Total            Amount            Amount
                                                   Shares            Amount         Recognized         Deferred
                                               ---------------  ----------------  ---------------  ----------------
                  First agreement                       31,250  $        128,125  $        96,094  $         32,031
                  Second agreement                      40,000           164,000           41,000           123,000
                                               ---------------  ----------------  ---------------  ----------------

                    Total                               71,250  $        292,125  $       137,094  $        155,031
                                               ===============  ================  ===============  ================

     New Issuances of Common Stock

     Generally, all new issuances of common stock made by the Company carry registration rights.

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

NOTE 12 - WARRANTS AND STOCK OPTIONS

     Warrants

     On December 21, 2001, the Company issued warrants to purchase 100,000 shares of common stock for $2 per share, which is exercisable for two years from the date of issuance. The warrants were issued in connection with a six-month, short-term note payable. In accordance with accounting principles generally accepted in the United States of America, the proceeds of the financing have been allocated to the debt and the warrants, based on their relative fair values. Accordingly, a discount of $106,000 has been recorded as a reduction in the debt balance, and the off-setting credit has been recorded as additional paid-in capital. The discount is being amortized and charged to expense over the life of the debt. During the year ended December 31, 2001, amortization of the discount was not material.

     Employee Stock Options

     In connection with the merger agreement with InternetMercado, the Company assumed the Incentive Stock Option Plan ("ISOP") granted by InternetMercado to its employees.

     Under the terms of the Company's ISOP, options to purchase 1,000,000 shares of common stock may be issued to all key employees who are eligible to receive non-assignable and non-transferable options to purchase shares. The exercise price of any option may not be less than the fair market value of the shares on the date of grant. No options granted may be exercisable more than 10 years after the date of grant. The options granted generally vest evenly over a one-year period, beginning from the date of grant. During the year ended December 31, 2000, the Company assumed 233,250 stock options in connection with the merger agreement under the Company's ISOP.

     Non-Employee Stock Options

     The Company has also assumed a non-statutory stock option plan ("NSSO") to purchase an aggregate of 1,350,000 shares of common stock granted to three non-employees for services rendered. These options are non-assignable and non-transferable, are exercisable over a five-year period from the date of grant, and vested on the date of grant. During the year ended December 31, 2000, the Company assumed 308,333 stock options in connection with the merger agreement under the Company's NSSO plan.

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

NOTE 12 - WARRANTS AND STOCK OPTIONS (Continued)

     Warrant and Stock Option Transactions

     The following table summarizes all of the Company's warrant and stock option transactions:

                                                                                        Weighted-
                                              Number of Shares                           Average
                                        ------------------------------
                                                             Non-                        Exercise
                                           Employee        Employee         Total          Price
                                        --------------  --------------  -------------  -------------
           Assumed in connection
             with merger agreement             233,250         308,333        541,583  $       10.48
               Granted                               -         100,000        100,000  $        2.00
                                        --------------  --------------  -------------

           Outstanding and
             exercisable,
             December 31, 2001                 233,250         408,333        641,583  $        9.15
                                        ==============  ==============  =============

     The weighted-average remaining contractual life of the warrants and options outstanding at December 31, 2001 was 3.37 years. The exercise prices of the warrants and options outstanding at December 31, 2001 ranged from $2 to $12.50, and information relating to these options is as follows:

                                                                                 Weighted-
                                                                                  Average
                                                           Weighted-         Exercise Price of
                                    Stock Options           Average            Stock Options
                  Range of          and Warrants           Remaining           and Warrants
                  Exercise         Outstanding and        Contractual         Outstanding and
                   Prices            Exercisable              Life              Exercisable
               --------------     ----------------     -----------------     -----------------
               $  2.00 - 7.50              135,000            3.59 years     $            3.30
               $         9.80               64,750            3.36 years     $            9.80
               $        10.00              291,833            3.28 years     $           10.00
               $        12.50              150,000            3.36 years     $           12.50
                                  ----------------

                                           641,583
                                  ================

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

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

NOTE 12 - WARRANTS AND STOCK OPTIONS (Continued)

     Warrant and Stock Option Transactions (Continued)

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

NOTE 13 - BACKLOG

     The following schedule summarizes changes in backlog on contracts during the year ended December 31, 2001. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at December 31, 2001 and from contractual agreements on which work has not yet begun:

            Backlog balance at December 31, 2000                                $   2,438,165
            New contracts and contract adjustments during the year                  6,466,628
                                                                                -------------

            Sub-total                                                               8,904,793
            Less contract revenue earned during the year                            6,138,829
                                                                                -------------

                Backlog balance at December 31, 2001                            $   2,765,964
                                                                                =============

NOTE 14 - INCOME TAXES

     Significant components of the Company's deferred tax assets at December 31, 2001 were as follows:

            Net operating loss carryforward                                     $     133,000
            Reserve for warranty                                                       12,900
            Accrued compensated absences                                               12,000
                                                                                -------------

                                                                                      157,900
            Less valuation allowance                                                  157,900
                                                                                -------------

                Total                                                           $           -
                                                                                =============

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

NOTE 14 - INCOME TAXES (Continued)

     A reconciliation of the expected income tax computed using the federal statutory income rate to the Company's effective rate for the year ended December 31, 2001 is as follows:

             Income tax computed at federal statutory tax rate                           34.0%
             State taxes, net of federal benefit                                          5.8
             Benefit from termination of "S" corporation status                          (6.0)
             Change in valuation allowance                                              (33.8)
                                                                                -------------

                 Total                                                                      -%
                                                                                =============

     A reconciliation of the expected income tax has not been provided for the year ended December 31, 2000 as the Company operated as an "S" corporation during that period.

     Realization of the future tax benefits related to the deferred assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

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

NOTE 15 - SUBSEQUENT EVENTS

     Private Placement Memorandum

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

                                                     NEW CENTURY COMPANIES, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2001

NOTE 15 - SUBSEQUENT EVENTS (Continued)

     Sublease Agreement

     In January 2002, the Company entered into an agreement with an unrelated party to sublease its office and factory space, expiring in August 2003. The sublease agreement requires monthly rent of $8,200 and a security deposit equal to the monthly rent.