Form 10QSB
period 2003-03-31
NEW CENTURY COMPANIES INC
filed 2003-05-20
CIK 318716

U.S. SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. Yes  ☒  No  ☐

The number of shares of Common Stock, par value $ .10 per share, outstanding as of March 31, 2003 was 5,870,550.

Transitional Small Business Disclosure Format (check one): Yes  ☐  No  ☒

ITEM 1. FINANCIAL STATEMENTS

The condensed consolidated Financial Statements are set forth at the end of this document.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

               OPERATIONS.

The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-QSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company’s business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-QSB are qualified in their entirety by this statement.

OVERVIEW

On May 25, 2001, the Company entered into a plan of Reorganization and Merger with New Century Remanufacturing, Inc. (“NCR”). Immediately prior to the merger, the Company had 50,000,000 shares authorized and 2,695,942 shares issued and outstanding. Pursuant to the merger, all of the 1,800 outstanding shares of NCR were exchanged for shares of the Company on a 1 to 833.33 basis or into 1,500,000 shares of common stock of the Company for a total of 4,195,942 shares of common stock issued and outstanding. Immediately after the merger, all then existing officers and directors of the Company resigned and the management of NCR was elected and appointed to such positions; thereby effecting a change of control. Although NCR became a wholly-owned subsidiary of the Company following the transaction, because the transaction resulted in a change of control, the transaction was recorded as a “reverse merger” whereby NCR was considered to be the accounting acquirer of the Company.

After the reverse merger the Company changed its name to New Century Companies, Inc. The results of the Company previously filed in the past years are not included herein. The related financial statements are the results of operations for NCR.

Plan of Operations

The earnings of the Company for the three months ended March 31, 2003 were negative as a result of management’s strategy of continued investment in research and development of new projects and of the corporate expenses related to compliance with the regulatory requirements of being a public company. The goal of these expenditures was to position the Company as a leading manufacturer and remanufacturer of large horizontal and vertical turning machines. The Company has completed the majority of this current development effort and expects limited resources to be devoted to this area in the next fiscal year. The Company’s current strategy is to expand its customer sales base with its present line of machine products. Plans for expansion are expected to be funded through current working capital from ongoing sales. However, significant growth will require additional funds in the form of debt or equity, or a combination thereof. However, there can be no assurance these funds will be available.

Results Of Operations For the Three Months Ended March 31, 2003 Compared to March 31, 2002.

Revenues. The Company generated revenues of $1,718,140 for the three months ended March 31, 2003, which was a $374,330 increase from $1,343,810 for the three months ended March 31, 2002. This increase was primarily a result of increased selling efforts and sales to new industries such as the defense and medical industries.

Gross Profit. Gross profit for the three months ended March 31, 2003, was $(85,588) or -5% of revenues, compared to $294,179, or 21.9% for the three months ended March 31, 2002.

Net Loss. Net operating loss increased to ($954,789) for the three months ended March 31, 2003 compared to $(103,820) for the three months ended March 31, 2002 as a result of write-off of deposits and delayed production.

Interest Expense. Interest expense for the three months ended March 31, 2003, increased to $113,433 compared to $67,714, for the three months ended March 31, 2002, primarily due to a increase in short term borrowings.

Financial Condition, Liquidity, Capital Resources

The net cash decrease of the Company during the three months ended March 31, 2003 was ($37,275). The decrease is due to net corporate financing activities of ($482,958), which is primarily due to principal repayments on notes payable of $900,000. The decrease from financing activities is offset by $454,132 provided by operations. The Company is currently negotiating the terms of a $2 million dollar subordinated debt offering, which once completed could satisfy the Company’s working capital requirements through 2004. However, there is no guarantee that the Company will raise sufficient capital to execute its business plan. To the extent that the Company is unable to raise sufficient capital, the Company’s business plan will be required to be substantially modified and its operations curtailed.

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

Critical Account Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on the balance sheet and the amounts of revenues and expenses reported for each of the fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts and inventories. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

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

Other Significant Accounting Policies

Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. The policies related to consolidation and loss contingencies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standards setters appear likely to cause a material change in the Company’s accounting policies, outcomes cannot be predicted with confidence. Also see Note 1 of the Notes to Condensed Consolidated Financial Statements, Organization and Significant Accounting Policies, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

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

Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’ s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in the other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds.

In January 2003, we issued 100,000 shares of common stock to a consultant for services to be rendered which are valued at $72,000 and amortized to expense over the term of the services, as defined. The value of the shares was determined by the market price on the date of the grant. The offering was made pursuant to an exemption for private placements provided by Section 4(2) of the Securities and Exchange Act of 1934 as amended.

In connection with a note payable, the Company issued warrants to purchase 25,000 shares of common stock at an exercise price of $1.00 per share, which vested upon grant and expire in January 2008. The warrants were valued at $13,000 (estimated based on the pro-rata market value on the date of grant).

In March 2003, the Company issued warrants to purchase 5,000 shares of common stock at an exercise price of $1.25, which vested upon grant and expire in March 2008 related to the extension of the maturity date of a note payable. The warrants were valued at $4,350 (based on the Black Scholes option pricing model).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

99.1 Sarbanes Oxley Certification

(b) Reports on Form 8-K:

Form 8-K filed on January 6, 2003 reporting Item 4.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 19, 2003	/s/ DAVID DUQUETTE
	Name:	David Duquette
	Title:	Chief Executive Officer and Chief Financial Officer

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

May 20, 2003	/s/ DAVID DUQUETTE
	Name:	David Duquette
	Title:	Chief Executive Officer and Chief Financial Officer

CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheet
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2003 (unaudited)

ASSETS
Current Assets
Cash	$43,001
Contracts receivable	866,809
Inventories	1,497,215
Costs and estimated earnings on contracts in progress in excess of billings	549,874
Notes receivable from stockholders	395,309
Prepaid expenses and other current assets	233,780

Total current assets	3,585,988
Property and Equipment, net	857,191
Deposits	8,760

$4,451,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Bank overdraft	$84,533
Accounts payable and accrued expenses	2,123,318
Dividends payable	86,625
Billings in excess of costs and estimated earnings on contracts in progress	638,029
Notes payable	1,215,000
Current portion of obligations under capital lease	88,181

Total current liabilities	4,235,686
Obligations Under Capital Lease, net of current portion	119,758

Total Liabilities	4,355,444

Commitments and Contingencies
Stockholders’ Equity
Cumulative, convertible, Series B preferred stock, $1 par value; 15,000,000 shares authorized, no shares issued and outstanding	—
Cumulative, convertible, Series C preferred stock, $1 par value; 75,000 shares authorized, 46,200 shares issued and outstanding (liquidation preference of $1,241,625)	46,200
Common stock, $0.10 par value, 50,000,000 shares authorized; 5,870,550 shares issued and outstanding	587,055
Subscriptions receivable	(462,500)
Deferred consulting fees	(37,083)
Additional paid-in capital	3,666,566
Accumulated deficit	(3,703,743)

Total stockholders’ equity	96,495

$4,451,939

See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2003 and 2002

	2003	2002
	(unaudited)	(unaudited)
NET SALES	$1,718,140	$1,343,810
COST OF SALES	1,803,728	1,049,631

GROSS PROFIT	(85,588)	294,179

OPERATING EXPRESSES
Loss of deposit	465,000	—
Other operating expenses	404,201	397,999

TOTAL OPERATING EXPENSES	869,201	397,999

OPERATING LOSS	(954,789)	(103,820)
OTHER EXPENSE
Interest expense	(113,433)	(67,714)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,068,222)	(171,534)
PROVISION FOR INCOME TAXES	1,600	1,630

NET LOSS	$(1,069,822)	$(173,164)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,156,447)	$(229,289)

Basic and diluted net loss available to common stockholders per common share	$(0.20)	$(0.05)

Basic and diluted weighted average common shares outstanding	5,853,883	4,942,749

See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2003 and 2002

	2003	2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,069,82)	$(173,164)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	75,235	57,448
Amortization of consulting fees	18,750	114,031
Amortization of debt discount on note payable	45,000	53,000
Estimated fair market value of common stock issued for consulting services	72,000	—
Estimated fair market value of stock warrants issued with notes payable and amortized to interest expense	17,350	—
Changes in operating assets and liabilities:
Contracts receivable	225,371	(41,387)
Inventories	222,839	(305,414)
Costs and estimated earnings on contracts in progress in excess of billings	(196,261)	(49,110)
Prepaid expenses and other current assets	(148,658)	90,133
Deposits	465,000	—
Accounts payable and accrued expenses	148,623	131,824
Billings in excess of costs and estimated earnings on contracts in progress	578,705	246,237

Net cash provided by operating activities	454,132	123,598

Cash flows from investing activities:
Purchases of property and equipment	(8,449)	(121,425)

Cash flows from financing activities:
Bank overdraft	(5,764)	8,709
Proceeds from the issuance of notes payable	455,000	—
Principal repayments on notes payable	(900,000)	(24,102)
Principal repayments on obligations under capital lease	(32,194)	(13,874)

Net cash used in financing activities	(482,958)	(29,267)

Net decrease in cash	(37,275)	(27,094)
Cash at beginning of period	80,276	43,764

Cash at end of period	$43,001	$16,670

See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2003 and 2002

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

The Company completed a reverse merger with a publicly traded “shell” company in May 2001 and trades on the OTC Bulletin Board under the symbol “NCNC.OB.”

Principles of Consolidation

The condensed consolidated financial statements include the accounts of New Century Companies, Inc. and its wholly owned subsidiary, New Century Remanufacturing (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2003, the Company has negative working capital of $649,698, an accumulated deficit of $3,703,743 and recurring losses from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund operations through increased sales and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2003. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2003 and 2002

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)

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

The condensed consolidated financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition,” which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company’s revenue recognition policy for services and product sales conforms to SAB 101. The Company recognizes revenue of long-term contracts pursuant to SOP 81-1 (see below).

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2003 and 2002

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Basic and Diluted Loss Per Common Share

Under SFAS 128, “Earnings Per Share,” basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were 870,015 and no additional potential common shares of March 31, 2003 and 2002, respectively). Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2003 and 2002

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss Per Common Share (continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended March 31, 2003 and 2002:

	2003	2002
Net loss	$(1,069,822)	$(173,164)
Cumulative preferred dividends	(86,625)	(56,125)

Numerator for basic and diluted loss per share:
Net loss applicable to common stockholders	(1,156,447)	(229,289)
Denominator for basic and diluted loss per share:
Weighted average shares	5,853,883	4,942,749
Basic and diluted loss per share	$(0.20)	$(0.05)

Stock Based Compensation

At March 31, 2003, the Company has one stock-based employee compensation plan and one stock-based non-employee compensation plan. The Company accounts for the employee compensation plan under the recognition and measurement principles of APB 25, and related interpretation. The Company accounts for the non-employee compensation plan under the recognition measurement principles of SFAS 123. There was no employee stock-based compensation cost recognized in net loss for fiscal 2002 and 2001, respectively. All options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	2003	2002
Net loss applicable to common stockholders:
As reported	$(1,156,447)	$(229,289)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	—	—

Pro forma	$(1,156,447)	$(229,289)

Basic and diluted net loss per share:
As reported	$(0.17)	$(0.05)

Pro forma	$(0.17)	$(0.05)

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2003 and 2002

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation (continued)

The above pro forma effects of applying SFAS 123 are not necessarily representative of the impact on reported net loss for future years.

New Accounting Pronouncements

Recent accounting pronouncements discussed in the notes to the December 31, 2002 and 2001 financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB that were required to be adopted during the year ended December 31, 2003 did not have a significant impact on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2003 condensed consolidated financial statements to conform to the 2002 presentation.

2. CONTRACTS IN PROGRESS

Contracts in progress as of March 31, 2003 were as follows:

Cumulative costs to date	$2,653,269
Cumulative gross profit to date	2,416,632

Cumulative revenue earned	5,069,901
Less progress billings to date	(5,158,056)

Net overbillings	$(88,155)

The following is included in the accompanying condensed consolidated balance sheet under these captions as of March 31, 2003:

Costs and estimated earnings on contracts in progress in excess of billings	$549,874
Billings in excess of costs and estimated earnings on contracts in progress	(638,029)

Net overbillings	$(88,155)

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2003 and 2002

3. LEASE DEPOSIT

The Company leases its office and warehouse facility under a non-cancelable operating lease agreement. The lease agreement included a provision in which the Company could purchase the land and building (the “Property”) for $3,050,000 from the current landlord/owner, as amended. During the year ended December 31, 2001, the Company entered into a note payable with the prior landlord/owner of the Property in the amount of $215,000, as a condition of sale of the Property to the current landlord/owner and as a deposit toward the eventual purchase of the Property and deposited an additional $250,000 directly into escrow. The deposits totaling $465,000 are non-refundable. In March 2003, a third party purchased the Property. Therefore, as the Company has no legal claim for the deposits, such amounts have been expensed in the accompanying condensed consolidated statements of operations.

4. NOTES PAYABLE

On January 30, 2003, the Company entered into a note payable agreement (the “Note”) with two individuals in the amount of $500,000 with an interest rate of 10% per annum, which matures in April 2003. The note was issued with a discount of $45,000, which the Company amortized to interest expense in the accompanying condensed consolidated statements of operations. In connection with the Note, the Company issued warrants to purchase 25,000 shares of common stock at an exercise price of $1.00 per share, which vested upon grant and expire in January 2008. The warrants were valued at $13,000 (estimated based on the pro-rata market value on the date of grant), which the Company amortized to interest expense in the accompanying condensed consolidated statements of operations.

5. EQUITY TRANSACTIONS

Common Stock

In January 2003, the Company issued 100,000 shares of common stock to a consultant for services to be rendered valued at $72,000 (estimated based on the market price on the date of grant) and amortized to expense over the term of the services, as defined.

Stock Options and Warrants

In March 2003, the Company issued warrants to purchase 5,000 shares of common stock at an exercise price of $1.25, which vested upon grant and expire in March 2008 related to the extension of the maturity date of a note payable. The warrants were valued at $4,350 (based on the Black Scholes option pricing model) and are included as interest expense in the accompanying condensed consolidated statements of operations.