Form 10QSB
period 2003-06-30
NEW CENTURY COMPANIES INC
filed 2003-08-19
CIK 318716

U.S. SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2003

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

The number of shares of Common Stock, par value $ .10 per share, outstanding as of June 30, 2003 was 6,001,940.

Transitional Small Business Disclosure Format (check one): Yes  ☐  No  ☒

ITEM 1.	FINANCIAL STATEMENTS

The condensed consolidated Financial Statements are set forth at the end of this document.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2003 (unaudited)

ASSETS
Current Assets
Cash	$20,660
Contracts receivable	547,439
Inventories	1,542,765
Costs and estimated earnings on contracts in progress in excess of billings	634,565
Notes receivable from stockholders	395,309
Prepaid expenses and other current assets	152,544

Total current assets	3,293,282
Property and Equipment, net	783,915
Deposits	8,760

$4,085,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Bank overdraft	$127,821
Accounts payable and accrued expenses	1,926,731
Dividends payable	115,500
Billings in excess of costs and estimated earnings on contracts in progress	874,653
Notes payable	1,215,000
Current portion of obligations under capital lease	88,181

Total current liabilities	4,347,886
Obligations Under Capital Lease, net of current portion	97,767

Total Liabilities	4,445,653
Commitments and Contingencies
Stockholders’ Equity
Cumulative, convertible, Series B preferred stock, $1 par value; 15,000,000 shares authorized, no shares issued and outstanding	—
Cumulative, convertible, Series C preferred stock, $1 par value; 75,000 shares authorized, 42,200 shares issued and outstanding (liquidation preference of $1,170,500)	42,200
Common stock, $0.10 par value, 50,000,000 shares authorized; 6,001,940 shares issued and outstanding	600,194
Subscriptions receivable	(462,500)
Deferred consulting fees	(28,165)
Additional paid-in capital	3,657,427
Accumulated deficit	(4,168,852)

Total stockholders’ deficit	(359,696)

$4,085,957

See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2003 and 2002

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET SALES	$1,937,832	$2,227,233	$3,655,972	$3,571,043
COST OF SALES	1,979,844	1,824,997	3,783,572	2,874,637

GROSS (LOSS) PROFIT	(42,012)	402,236	(127,600)	696,406

OPERATING EXPENSES
Loss of deposit	428	—	465,428	—
Other operating expenses	365,010	465,331	769,211	864,958

TOTAL OPERATING EXPENSES	365,438	465,331	1,234,639	864,958

OPERATING LOSS	(407,450)	(63,095)	(1,362,239)	(168,552)
OTHER INCOME (EXPENSE)
Interest income	—	10,834	—	10,834
Interest expense	(28,784)	(94,501)	(142,217)	(162,008)

TOTAL OTHER INCOME (EXPENSE)	(28,784)	(83,667)	(142,217)	(151,174)
LOSS BEFORE PROVISION FOR INCOME TAXES	(436,234)	(146,762)	(1,504,456)	(319,726)
PROVISION FOR INCOME TAXES	—	—	1,600	—

NET LOSS	$(436,234)	$(146,762)	$(1,506,056)	$(319,726)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(465,109)	$(454,791)	$(1,563,806)	$(683,880)

Basic and diluted net loss available to common stockholders per common share	$(0.08)	$(0.09)	$(0.26)	$(0.12)

Basic and diluted weighted average common shares outstanding	5,946,383	5,025,684	5,935,433	5,738,495

See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2003 and 2002

	2003	2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,506,056)	$(319,726)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	150,319	115,693
Amortization of consulting fees	27,668	155,031
Amortization of debt discount on note payable	45,000	53,000
Estimated fair market value of common stock issued for consulting services	72,000	—
Estimated fair market value of stock warrants issued with notes payable and amortized to interest expense	17,350	—
Interest income	—	(17,916)
Changes in operating assets and liabilities:
Contracts receivable	544,741	(158,735)
Inventories	177,289	(397,297)
Costs and estimated earnings on contracts in progress in excess of billings	(280,952)	(169,485)
Prepaid expenses and other current assets	(67,422)	71,383
Deposits	465,000	—
Accounts payable and accrued expenses	(47,964)	(91,302)
Billings in excess of costs and estimated earnings on contracts in progress	815,329	590,838

Net cash provided by operating activities	412,302	(168,516)

Cash flows from investing activities:
Purchases of property and equipment	(10,257)	(449,123)

Net cash used in investing activities	(10,257)	(449,123)

(Continued)

See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2003 and 2002

	2003	2002
	(unaudited)	(unaudited)
Cash flows from financing activities:
Bank overdraft	37,524	(11,735)
Proceeds from the issuance of notes payable	455,000	—
Principal repayments on notes payable	(900,000)	(18,167)
Principal repayments on obligations under capital lease	(54,185)	(21,151)
Proceeds from issuance of preferred stock	—	956,605

Net cash (used in) provided by financing activities	(461,661)	(905,552)

Net decrease in cash	(59,616)	(287,913)
Cash at beginning of period	80,276	43,764

Cash at end of period	$20,660	$331,677

See accompanying notes to the condensed consolidated financial statements for additional disclosure of non-cash investing and financing activities.

See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended June 30, 2003 and 2002

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

The Company completed a reverse merger in May 2001 and trades on the OTC Bulletin Board under the symbol “NCNC.OB.”

Principles of Consolidation

The condensed consolidated financial statements include the accounts of New Century Companies, Inc. and its wholly owned subsidiary, New Century Remanufacturing (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2003, the Company has negative working capital of $1,449,913 (excluding notes receivable from stockholders), an accumulated deficit of $4,168,852 and recurring losses from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund operations through increased sales and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2003. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended June 30, 2003 and 2002

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)

In response to these problems, management has taken the following actions:

•	The Company continues its aggressive program for selling inventory.
•	The Company continues to implement plans to further reduce operating costs.
•	The Company is seeking investment capital through the public markets.
•	The Company has secured approximately $3,000,000 of new orders from January 2003 through June 2003.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition,” which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company’s revenue recognition policy for services and product sales conforms to SAB 101. The Company recognizes revenue of long-term contracts pursuant to Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (see below).

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended June 30, 2003 and 2002

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

Basic and Diluted Loss Per Common Share

Under SFAS 128, “Earnings Per Share,” basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were 871,583 and no additional potential common shares of June 30, 2003 and 2002, respectively). Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended June 30, 2003 and 2002

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss Per Common Share (continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month and six month periods ended June 30, 2003 and 2002:

	For the Three Months Ended June 30,
	2003	2002
Net loss	$(436,234)	$(146,762)
Current cumulative preferred dividends	(28,875)	(308,029)

Numerator for basic and diluted loss per share:
Net loss applicable to common stockholders	(465,109)	(454,791)
Denominator for basic and diluted loss per share:
Weighted average shares	5,946,383	5,025,684

Basic and diluted loss per share	$(0.08)	$(0.09)

	For the Six Months Ended June 30,
	2003	2002
Net loss	$(1,506,056)	$(319,726)
Cumulative preferred dividends	(57,750)	(364,154)

Numerator for basic and diluted loss per share:
Net loss applicable to common stockholders	(1,563,806)	(683,880)
Denominator for basic and diluted loss per share:
Weighted average shares	5,935,433	5,738,495

Basic and diluted loss per share	$(0.26)	$(0.12)

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended June 30, 2003 and 2002

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

At June 30, 2003, the Company has one stock-based employee compensation plan and one stock-based non-employee compensation plan. The Company accounts for the employee compensation plan under the recognition and measurement principles of APB 25, and related interpretation. The Company accounts for the non-employee compensation plan under the recognition measurement principles of SFAS 123. There was no employee stock-based compensation cost recognized in net loss for fiscal 2002 and 2001, respectively. All options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	For the Six Months Ended June 30,
	2003	2002
Net loss applicable to common stockholders:
As reported	$(1,563,806)	$(683,880)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	—	—

Pro forma	$(1,563,806)	$(683,880)

Basic and diluted net loss per share:
As reported	$(0.26)	$(0.12)

Pro forma	$(0.26)	$(0.12)

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

Reclassifications

Certain reclassifications have been made to the 2002 condensed consolidated financial statements to conform to the 2003 presentation.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended June 30, 2003 and 2002

2. CONTRACTS IN PROGRESS

Contracts in progress as of June 30, 2003 were as follows:

Cumulative costs to date	$3,201,002
Cumulative gross profit to date	2,490,991

Cumulative revenue earned	5,691,993
Less progress billings to date	(5,932,081)

Net overbillings	$(240,088)

The following is included in the accompanying condensed consolidated balance sheet under these captions as of June 30, 2003:

Costs and estimated earnings on contracts in progress in excess of billings	$634,565
Billings in excess of costs and estimated earnings on contracts in progress	(874,653)

Net overbillings	$(240,088)

3. NOTES PAYABLE

A note payable agreement with a third party in the amount of $500,000 with an interest rate of 10% per annum, matured in April 2003 and is currently in default.

A note payable agreement with a third party in the amount of $250,000 with an interest rate of 8% per annum, matured in April 2003 and is currently in default.

During the quarter ended June 30, 2003, a note payable agreement with a third party in the amount of $250,000 that was in default was extended until December 31, 2003. Originally, the Company issued to the noteholder warrants to purchase 100,000 shares of the Company’s restricted common stock at an exercise price of $2.00 valued at $106,000 (based on the Black-Scholes option pricing model), which the Company has amortized to interest expense during the year ended December 31, 2002. As part of the extension agreement, the Company effectively cancelled the original 100,000 warrants and issued warrants to purchase 200,000 shares of common stock at an exercise price of $1.00, which vested upon grant and expire in December 2003.

4. EQUITY TRANSACTIONS

During the quarter ended June 30, 2003, 4,000 shares of Series C preferred stock were converted into 66,669 shares of the Company’s common stock.

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

After the reverse merger the Company changed its name to New Century Companies, Inc. (the “Company” or “we”). The results of the Company previously filed in the past years are not included herein. The related financial statements are the results of operations for NCR.

Plan of Operations

The earnings of the Company for the three months ended June 30, 2003 were negative as a result of management’s strategy of continued investment in research and development of new projects and of the corporate expenses related to compliance with the regulatory requirements of being a public company and the inability to manufacture and ship products as a result of the Company’s lack of working capital. The goal of these expenditures in research and development was to position the Company as a leading manufacturer and remanufacturer of large horizontal and vertical turning machines. The Company has completed the majority of this current development effort and expects limited resources to be devoted to this area in the next fiscal year. The Company’s current strategy is to expand its customer sales base with its present line of machine products. As stated below, the Company’s ability to continue operations and implement its business plan depends on the raising of additional capital. No assurance can be given that funds will be available, or if available, the terms thereof.

Results of Operations

Three-month period Ended June 30, 2003 compared to the Three-month period ended June 30, 2002

REVENUE AND GROSS PROFIT MARGIN

The Company generated revenues of $1,937,832 for the three-month period ended June 30, 2003, which was a $289,401 or 13% decrease from $2,227,233 in the corresponding period in 2002. The decrease is the result of a deficiency in working capital which has limited our ability to fulfill customer orders. Additionally, the overall market for machine tools is cyclical, reflecting economic conditions, production capacity utilization, changes in tax and fiscal policies, corporate profitability and financial condition as well as the general level of business confidence. The Company cannot predict for what period of time the decreased level of customer purchases will continue, whether the level of customer purchases will decline further, or the level at which incoming orders will be.

There was a decrease of 110% in gross profit (loss) for the three-month period ended June 30, 2003. Gross profit (loss) was $(42,012), compared to $402,236 or 18% of revenue, in the corresponding period in 2002. This decrease is a result of an increase in cost of sales of $154,847 or 8% compared with the period ended June 30, 2002 and is also the result of the weak economy in the United States and competitive market conditions which have dampened the demand for the Company’s products.

Interest expense for the three-month period ended June 31, 2003 decreased to $28,784, compared to $94,501 for the period ended June 30, 2002. The decrease of $65,717 is primarily the result of ending the amortization of the discount relating to the warrants on a short-term loan obtained in December 2001.

OPERATING EXPENSES

Operating expenses decreased by $100,321 or 22%, from $465,331 for the three month period ended June 30, 2002 to $365,010 for the corresponding period in 2003. This decrease is a direct result of management taking a reduction in their salaries.

NET INCOME/LOSS AND EARNINGS PER SHARE

Net loss was $436,234 for the three-month period ended June 30, 2003 compared to a net loss of $146,762 for the corresponding period in 2002. The increase in net loss is attributable to a decrease in working capital which directly affected the Company’s availability to ship products. Due to the working capital deficiency, the Company has been unable to fulfill customers orders.

At June 30, 2003 we had a backlog of $3,000,000. The Company anticipates that it will begin shipping the backlogged orders if and when it addresses its working capital deficiency.

Loss per share for the three-month period ended June 30, 2003 was at the same level compared to $0.08 for the corresponding period in 2002.

Six-month period Ended June 30, 2003 compared to the Six-month period ended June 30, 2002

REVENUE AND GROSS PROFIT MARGIN

For the six-month period ended June 30, 2003, total revenues were $3,655,972, which was an increase of $84,929 or 2% from revenues of $3,571,043 in the corresponding period in 2002. This is the result of an increase in customers’ orders for the first quarter of year 2003.

For the six-month period ended June 30, 2003, gross profit was negative $127,600, compared to a positive $696,406 in the corresponding period in 2002, a decrease of $824,006. This decrease is a result of an increase of cost of sales of $908,935 or 32% compared with the period ended June 30, 2002.

Interest expense for the six-month period ended June 30, 2003 decreased by $19,791. This decrease is primarily the result of ending the amortization of the discount relating to the warrants on a short-term loan obtained in December 2001.

OPERATING EXPENSES

For the six-month period ended June 30, 2003, operating expenses increased by $369,681 or 43%. This increase is related to the recording in the first quarter of year 2003 of a loss of a $465,000 deposit due to a cancellation of a purchase option for the new facility leased in February 2002.

NET INCOME/LOSS AND EARNING PER SHARE

For the six-month period ended June 30, 2003, we had a net loss of $1,506,056 compared to a net loss of $319,726 for the corresponding period in 2002. The increase in net loss is attributable to cash flow problems which affected the Company’s ability to complete the manufacture of and to ship products.

Loss per share increased by $0.14 from $0.12 for the six-month period ended June 30, 2002 to $0.26 for the corresponding period in 2003.

Financial Condition, Liquidity, Capital Resources

Cash and cash equivalents were $20,660 as of June 30, 2003. At June 30, 2003 we had negative working capital of $1,449,913 (excluding notes receivable from stockholders) and an accumulated deficit of $4,168,852. Our primary liquidity need is for working capital. To date, we have financed our working capital requirements through a combination of internally generated cash, and short-term loans. We intend to continue funding our current operations through sales and debt and equity financing arrangements which may be insufficient to fund our capital expenditures, working capital and other cash requirements. In order to continue operations, we must obtain financing. We are currently addressing our liquidity issue by the following actions:

•	Continue our aggressive program for selling inventory.

•	Continue to implement plans to further reduce operating costs.

•	Continue seeking investment capital through the public or private markets.

•	Secure new customer orders. Since January 2003 we have secured $3,000,000 of new orders.

There is no guarantee that any of these strategies will enable the Company to meet its obligations for the foreseeable future. If we are not successful in implementing these strategies and if we are unable to obtain additional financing, we will be unable to continue our operations.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition,” which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company’s revenue recognition policy for services and product sales conforms to SAB 101. The Company recognizes revenue of long-term contracts pursuant to Statement of Position 81-1, “Accounting for Performance of Construction—Type and Certain Production—Type Contracts.”

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

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures (as defined in Rules 13(a)-15(c) and 15(d) of the Exchange Act) include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of June 30, 2003, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures over financial reporting are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reports during the quarter ended June 30, 2003 that are likely to affect those controls. Thus, no corrective actions with regard to significant defiencies or material weakness were necessary.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds.

During the quarter ended June 30, 2003, 4,000 shares of Series C preferred stock were converted into 66,669 shares of the Company’s common stock.

Item 3.	Defaults Upon Senior Securities

1.	A note payable to an unaffiliated third party in the amount of $500,000 with an interest rate of 10% per annum, matured in April 2003 and is currently in default.

2.	A note payable to an unaffiliated third party in the amount of $250,000 with an interest rate of 8% per annum, matured in April 2003 and is currently in default.

3.	A note payable to an unaffiliated third party in the amount of $250,000 that was in default was extended until December 31, 2003. Originally, the Company issued to the note holder warrants to purchase 100,000 shares of the Company’s restricted common stock at an exercise price of $2.00 valued at $106,000 (based on the Black-Scholes option pricing model), which the Company has amortized to interest expense during the year ended December 31, 2002. As part of an extension agreement, the Company effectively cancelled the original 100,000 warrants and issued warrants to purchase 200,000 shares of common stock at an exercise price of $1.00, which vested upon grant and expire in December 2003.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	302 Sarbanes Oxley Certification of David Duquette, Chief Executive Officer and Chief Financial Officer

32.1	906 Sarbanes Oxley Certification

(b) Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 15, 2003		/s/ DAVID DUQUETTE
	Name:	David Duquette
	Title:	Chief Executive Officer and Chief Financial Officer