Form 10QSB
period 2003-09-30
NEW CENTURY COMPANIES INC
filed 2003-11-12
CIK 318716

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.  Yes  ☒    No  ☐

The number of shares of Common Stock, par value $ .10 per share, outstanding as of September 30, 2003 was 6,895,265.

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

ITEM 1. FINANCIAL STATEMENTS

The condensed consolidated Financial Statements are set forth at the end of this document.

ITEM 1.	FINANCIAL STATEMENTS

The condensed consolidated Financial Statements are set forth at the end of this document.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

OVERVIEW

On May 25, 2001, the Company entered into a plan of Reorganization and Merger with New Century Remanufacturing, Inc. (“NCR”). Immediately prior to the merger, the Company had 50,000,000 shares authorized and 2,695,942 shares issued and outstanding. Pursuant to the merger, all of the 1,800 outstanding shares of NCR were exchanged for shares of the Company on a 1 to 833.33 basis or into 1,500,000 shares of common stock of the Company for a total of 4,195,942 shares of common stock issued and outstanding. Immediately after the merger, all then existing officers and directors of the Company resigned and the management of NCR was elected and appointed to such positions; thereby effecting a change of control. Although NCR became a wholly owned subsidiary of the Company following the transaction, because the transaction resulted in a change of control, the transaction was recorded as a “reverse merger” whereby NCR was considered to be the accounting acquirer of the Company.

After the reverse merger the Company changed its name to New Century Companies, Inc. The results of the Company previously filed in the past years are not included herein. The related financial statements are the results of operations for NCR.

Plan of Operations

The earnings of the Company for the three months ended September 30, 2003 were negative as a result of management’s strategy of continued investment in research and development of new projects and of the corporate expenses related to compliance with the regulatory requirements of being a public company and the inability to manufacture and ship products as a result of the Company’s lack of working capital. The goal of these expenditures in research and development was to position the Company as a leading manufacturer and remanufacturer of large horizontal and vertical turning machines. The Company has completed the majority of this current development effort and expects limited resources to be devoted to this area in the next fiscal year. The Company’s current strategy is to expand its customer sales base with its present line of machine products. As stated below, the Company’s ability to continue operations and implement its business plan depends on the raising of additional capital. No assurance can be given that funds will be available, or if available, the terms thereof.

RESULTS OF OPERATIONS

Three-month period Ended September 30, 2003 compared to the Three-month period ended September 30, 2002

REVENUE AND GROSS PROFIT MARGIN

The Company generated revenues of $2,108,964 for the three-month period ended September 30, 2003, which was a $966,473 or 31 % decrease from $3,075,437 in the corresponding period in 2002. The decrease is the result of a deficiency in working capital which has limited our ability to fulfill customer orders. Additionally, the overall market for machine tools is cyclical, reflecting economic conditions, production capacity utilization, changes in tax and fiscal policies, corporate profitability and financial condition as well as the general level of business confidence. The Company anticipates an increase in customer orders for next quarter, based on the growth of overall market, but there can be no assurance of such orders.

There was a 48% decrease in gross profit for the three-month period ended September 30, 2003, due to lower revenues. Gross profit (loss) was $342,346, compared to $664,129 from the corresponding period in 2002. This decrease is a result of the weak economy in the United States and competitive market conditions which have dampened the demand for the Company’s products.

Interest expense for the three-month period ended September 30, 2003 decreased to $78,454, compared to $284,834 for the period ended September 30, 2002. The decrease of $206,380 is primarily the result of ending the amortization of the discount relating to the warrants on a short-term loan obtained in April 4, 2002 from an individual and recognized on September 30, 2003 New Century Companies` financials.

OPERATING EXPENSES

Operating expenses decreased by $94,900 or 21%, from $458,740 for the three month period ended September 30, 2002 to $363,750 for the corresponding period in 2003. This decrease is a direct result of management and officers taking a reduction in their salaries.

NET INCOME/LOSS AND EARNING/LOSS PER SHARE

Net loss was $100,725 for the three-month period ended September 30, 2003, compared to a loss of $76,779 for the corresponding period in 2002. The increase in net loss is attributable to cash flow problems which affected the Company’s ability to complete timely the manufacture and shipment of machines.

Loss per share for the three-month period ended September 30, 2003 was at the same level compared to $0.02 for the corresponding period in 2002.

Nine-month period Ended September 30, 2003 compared to the Nine-month period ended September 30, 2002

REVENUE AND GROSS PROFIT MARGIN

For the nine-month period ended September 30, 2003, total revenues were $5,764,936, which was an $881,544 or 13 % decrease from $6,646,480 in the corresponding period in 2002. The decrease is the result of a deficiency in working capital which has limited our ability to fulfill customer orders.

For the nine-month period ended September 30, 2003, gross profit was $214,746 or 4% of revenue, compared to $1,360,535 or 20% of revenue in the corresponding period in 2002. This decrease is a result of the weak economy in the United States and competitive market conditions which have caused the company to sell products at lower costs.

Interest expense for the nine-month period ended September 30, 2003, decrease from $446,842 for the nine month ended September 30, 2002 to $220,671 on 2003. The decrease of $226,171 is the result of ending the amortization of the discount relating to the warrants on short-term loans obtained in 2002 and reduced loan amounts.

OPERATING EXPENSES

For the nine-month period ended September 30, 2003, operating expenses increased by $274,691 or 21% from $1,323,698 for the nine month period ended September 30, 2002, to $1,598,389 for the nine month period ended September 30, 2003. This increase is related to the recording in the first quarter of year 2003 of a loss of a $465,000 deposit due to a cancellation of a purchase option for the new facility leased in February 2002, increase in worker compensation expense, and property liability insurance.

NET LOSS AND LOSS PER SHARE

For the nine-month period ended September 30, 2003, we had a net loss of $1,606,781 compared to a net loss of $396,505 for the corresponding period in 2002. The increase in net loss is attributable to a decrease of $264,245 in net sales, increased expenses and a deposit write off.

For the nine-month period ended September 30, 2003, loss per share increase by $0.14 from $(0.14) for the nine-month period ended September 30, 2002 to $(0.28) for the corresponding period in 2002. The increase in loss per share is attributable to the operating loss, the cost of shares issued to a bridge note holder as interest expense and the cost of consulting services incurred by the Company for corporate finance and investor relation matters.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our working capital requirements through a combination of internally generated cash and short-term loans.

Cash and cash equivalents were $55,637 as of September 30, 2003.

At September 30, 2003, we had a stockholder’s deficit of $432,194 (excluding notes receivable from stockholders) and an accumulated deficit of $4,309,327. Our primary liquidity need is for working capital. To date, we have financed our working capital requirements through a combination of internally generated cash and short-term loans. We intend to continue funding our current operations through sales and debt and equity financing arrangements which may be insufficient to fund our capital expenditures, working capital and other cash requirements. In order to continue operations, we must obtain financing. We are currently addressing our liquidity issue by the following actions:

•	Continue our aggressive program for selling inventory.

•	Continue to implement plans to further reduce operating costs.

•	Continue seeking investment capital through the public or private markets.

•	Secure new customer orders. Since January 2003, we have secured $6,000,000 of new orders.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition,” which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company’s revenue recognition policy for services and product sales conforms to SAB 101. The Company recognizes revenue of long-term contracts pursuant to Statement of Position 81-1, “Accounting for Performance of Construction – Type and Certain Production – Type Contracts.”

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

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures (as defined in Rules 13(a)-15(c) of the Exchange Act) include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’ s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of September 30, 2003, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures over financial reports are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reports during the quarter ended September 30, 2003 that are likely to affect those controls. Thus, no corrective actions with regard to significant deficiencies or material weakness were necessary.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities

During the quarter ended September 30, 2003, 10,400 shares of Series C preferred stock were converted into 173,336 shares of the Company’s common stock.

Effective September 12, 2003, the Company granted to certain of its employees options to purchase an aggregate of 1,300,000 shares of its Common Stock at an exercise price of $0.25 per share. The options were granted pursuant to the Company’s 2000 Stock Option Plan and pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

During the quarter ended September 30, 2003, the Company issued 719,989 shares of restricted common stock and 31,800 shares of Series C preferred stock collectively valued at $262,500 (estimated based on the market price on the date of grant) to four consulting firms for services to be rendered in relation to corporate finance and investor relations for periods ranging from six months to one year. The shares were issued pursuant to Section (2) of the Act.

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

November 7, 2003	/s/ David Duquette
Name: David Duquette Title: Chief Executive Officer and Chief Financial Officer

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2003 (unaudited)

ASSETS
Current Assets
Cash	$55,637
Contracts receivable	215,530
Inventories	1,560,702
Costs and estimated earnings on contracts in progress in excess of billings	347,642
Notes receivable from stockholders	395,309
Prepaid expenses and other current assets	109,132

Total current assets	2,683,952

Property and Equipment, net	708,770

Deposits	1,960

$3,394,682

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	$97,630
Accounts payable and accrued expenses	1,959,055
Dividends payable	155,250
Billings in excess of costs and estimated earnings on contracts in progress	228,167
Notes payable	1,215,000
Current portion of obligations under capital lease	88,181

Total current liabilities	3,743,283

Obligations Under Capital Lease, net of current portion	83,593

Total Liabilities	3,826,876

Commitments and Contingencies

Stockholders’ Equity
Cumulative, convertible, Series B preferred stock, $1 par value; 15,000,000 shares authorized, no shares issued and outstanding	—
Cumulative, convertible, Series C preferred stock, $1 par value; 75,000 shares authorized, 63,600 shares issued and outstanding (liquidation preference of $1,745,250)	63,600
Common stock, $0.10 par value, 50,000,000 shares authorized; 6,895,265 shares issued and outstanding	689,527
Subscriptions receivable	(462,500)
Deferred consulting fees	(222,688)
Additional paid-in capital	3,809,194
Accumulated deficit	(4,309,327)

Total stockholders’ deficit	(432,194)

$3,394,682

See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2003 and 2002

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET SALES	$2,108,964	$3,075,437	$5,764,936	$6,646,480

COST OF SALES	1,766,618	2,411,308	5,550,190	5,285,945

GROSS PROFIT	342,346	664,129	214,746	1,360,535

OPERATING EXPENSES
Loss of deposit	—	—	465,428	—
Other operating expenses	363,750	458,740	1,132,961	1,323,698

TOTAL OPERATING EXPENSES	363,750	458,740	1,598,389	1,323,698

OPERATING LOSS	(21,404)	205,389	(1,383,643)	36,837

OPERATING INCOME (EXPENSE)
Interest income	—	5,366	—	16,200
Interest expense	(78,454)	(284,834)	(220,671)	(446,842)

TOTAL OTHER INCOME (EXPENSE)	(78,454)	(279,468)	(220,671)	(430,642)

LOSS BEFORE PROVISION FOR INCOME TAXES	(99,858)	(74,079)	(1,604,314)	(393,805)

PROVISION FOR INCOME TAXES	867	2,700	2,467	2,700

NET LOSS	$(100,725)	$(76,779)	$(1,606,781)	$(396,505)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(140,475)	$(105,654)	$(1,704,281)	$(733,409)

Basic and diluted net loss available to common stockholders per common share	$(0.02)	$(0.02)	$(0.28)	$(0.14)

Basic and diluted weighted average common shares outstanding	6,150,828	5,303,897	6,007,231	5,070,930

See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2002

	2003	2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,606,781)	$(396,505)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	225,464	189,158
Amortization of consulting fees	55,833	237,531
Amortization of debt discount on note payable	45,000	53,000
Estimated fair market value of common and preferred stock issued for consulting services	111,812	—
Estimated fair market value of stock warrants issued with notes payable and amortized to interest expense	17,350	—
Interest expense	—	266,000
Changes in operating assets and liabilities:
Contracts receivable	876,650	(1,353,549)
Inventories	159,352	(320,154)
Costs and estimated earnings on contracts in progress in excess of billings	5,971	(84,697)
Prepaid expenses and other current assets	(24,010)	62,335
Deposits	471,800	—
Accounts payable and accrued expenses	(15,640)	349,008
Billings in excess of costs and estimated earnings on contracts in progress	168,843	(11,206)

Net cash provided by (used in) operating activities	491,644	(1,009,079)

Cash flows from investing activities:
Loans to officers	—	4,800
Purchases of property and equipment	(10,257)	(470,932)

Net cash used in investing activities	(10,257)	(466,132)

(Continued)

See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2002

	2003	2002
	(unaudited)	(unaudited)
Cash flows from financing activities:
Bank overdraft	7,333	(33,096)
Proceeds from the issuance of notes payable	455,000	900,000
Proceeds from the issuance of preferred stock	—	956,605
Principal repayments on notes payable	(900,000)	(192,613)
Principal repayments on obligations under capital lease	(68,359)	(26,250)

Net cash (used in) provided by financing activities	(506,026)	1,604,646

Net (decrease) increase in cash	(24,639)	129,435

Cash at beginning of period	80,276	43,764

Cash at end of period	$55,637	$173,199

See accompanying notes to the condensed consolidated financial statements for additional disclosure of non-cash investing and financing activities.

See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2003 and 2002

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2003, the Company has negative working capital of $ 1,454,640 (excluding notes receivable from stockholders), an accumulated deficit of $ 4,309,327 and recurring losses from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund operations through increased sales and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2003. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In response to these problems, management has taken the following actions:

•	The Company continues its aggressive program for selling inventory.

•	The Company continues to implement plans to further reduce operating costs.

•	The Company is seeking investment capital through the public markets.

•	The Company has secured approximately $6,000,000 of new orders from January 2003 through September 2003.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2003 and 2002

The condensed consolidated financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Inventories represent cost of work in process on units not yet under contract. Cost includes all direct materials and labor, machinery, subcontractors and allocations of indirect overhead.

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

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2003 and 2002

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Basic and Diluted Loss Per Common Share

Under SFAS 128, “Earnings Per Share,” basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were 2,171,583 and no additional potential common shares of September 30, 2003 and 2002 , respectively). Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2003 and 2002

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss Per Common Share (continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month and nine month periods ended September 30, 2003 and 2002:

	For the Three Months Ended September 30,
	2003	2002
Net loss	$(100,725)	$(76,779)
Current cumulative preferred dividends	(39,750)	(28,875)

Numerator for basic and diluted loss per share:
Net loss applicable to common stockholders	(140,475)	(105,654)

Denominator for basic and diluted loss per share:
Weighted average shares	6,150,828	5,303,897

Basic and diluted loss per share	$(0.02)	$(0.02)

	For the Nine Months Ended September 30,
	2003	2002
Net loss	$(1,606,781)	$(396,505)
Cumulative preferred dividends	(97,500)	(336,904)

Numerator for basic and diluted loss per share:
Net loss applicable to common stockholders	(1,704,281)	(733,409)

Denominator for basic and diluted loss per share:
Weighted average shares	6,007,231	5,070,930

Basic and diluted loss per share	$(0.28)	$(0.14)

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2003 and 2002

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

At September 30, 2003, the Company has one stock-based employee compensation plan and one stock-based non-employee compensation plan. The Company accounts for the employee compensation plan under the recognition and measurement principles of APB 25, and related interpretation. The Company accounts for the non-employee compensation plan under the recognition measurement principles of SFAS 123. There was no employee stock-based compensation cost recognized in net loss for the period ended September 30, 2003 and 2002. All options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	For the Nine Months Ended September 30,
	2003	2002
Net loss applicable to common stockholders:
As reported	$(1,704,281)	$(733,409)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	—	—

Pro forma	$(1,704,281)	$(733,409)

Basic and diluted net loss per share:
As reported	$(0.28)	$(0.14)

Pro forma	$(0.28)	$(0.14)

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

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2003 and 2002

2. CONTRACTS IN PROGRESS

Contracts in progress as of September 30, 2003 were as follows:

Cumulative costs to date	$3,003,337
Cumulative gross profit to date	2,403,583

Cumulative revenue earned	5,406,920

Less progress billings to date	(5,287,445)

Net underbillings	$(119,475)

The following is included in the accompanying condensed consolidated balance sheet under these captions as of September 30, 2003:

Costs and estimated earnings on contracts in progress in excess of billings	$347,642
Billings in excess of costs and estimated earnings on contracts in progress	(228,167)

Net underbillings	$(119,475)

3. EQUITY TRANSACTIONS

During the quarter ended September 30, 2003, 10,400 shares of Series C preferred stock were converted into 173,336 shares of the Company’s common stock.

During the quarter ended September 30, 2003, the Company issued 719,989 shares of restricted common stock and 31,800 shares of Series C preferred stock collectively valued at $262,500 (estimated based on the market price on the date of grant) to four consulting firms for services to be rendered in relation to corporate finance and investor relations for periods ranging from six months to one year. The Company recorded the entire value of $262,500 to deferred consulting fees and is amortizing the amount to consulting expense in the accompanying condensed consolidated statements of operations over the periods of service. As of September 30, 2003, the total unamortized consulting fees totaled $222,688, which is recorded as a contra account to stockholder’s equity (deficit) in the accompanying condensed consolidated balance sheet.

In September 2003, the Company issued options to purchase 1,300,000 shares of the Company’s common stock to several employees. The exercise price of the options was greater than the estimated fair market value on the date of grant. The options begin to vest in January 2004.