Form 10KSB
period 2003-12-31
NEW CENTURY COMPANIES INC
filed 2004-04-14
CIK 318716

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549


                                   FORM 10-KSB

(MARK ONE)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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


                                 (562) 906-8455
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                                    NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                  ON WHICH REGISTERED
                -------------------                 ---------------------


         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                          COMMON STOCK, PAR VALUE $0.10
                                (TITLE OF CLASS)


                                (TITLE OF CLASS)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB. |X|

      State issuer's revenue for its most recent fiscal year $6,908,087.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates on March 1, 2004was approximately
$3,776,686 based on the average bid and ask price on ___, 2004. As of March 31, 2004 there were 6,895,265 shares of common stock issued and outstanding.



                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================


                           NEW CENTURY COMPANIES, INC.
                                   FORM 10-KSB
                                      INDEX

                                                                                                      PAGE
                                                    PART I

Item 1. Description of Business                                                                          1

Item 2.   Properties                                                                                     5

Item 3.   Legal Proceedings                                                                              5

Item 4.   Submission of Matters of a Vote of Security Holders                                            5

                                                   PART II

Item 5.   Market for Company's Common Equity and Related Stockholder Matters                             5

Item 6.   Management's Discussion and Analysis or Plan of Operations                                     8

Item 7.   Financial Statements                                                                          14

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.         14

Item 8A   Controls and Procedures                                                                       14

                                                   PART III

Item 9.   Directors and Executive Officers, Promoters and Control Persons; Compliance with Section
          16(a) of the Exchange Act                                                                     15

Item 10. Executive Compensation 16

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters      17

Item 12.  Certain Relationships and Related Transactions                                                18

Item 13.  Exhibits and Reports on Form 8-K                                                              18

Item 14    Principal Accountant Fees and Services                                                       19

Signatures                                                                                              20

Financial Statements                                                                                   F-1

==========================================================================================================

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

      This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company has attempted to identify forward-looking statements by terminology including "anticipates," "believes," "expects," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predict," "should" or "will" or the negative of these terms or other comparable terminology.

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

OVERVIEW

Corporate History and Operations

      The common stock of New Century Companies, Inc. ("New Century" or the "Company") (previously InternetMercado.Com) is quoted on the OTC Bulletin Board under the symbol "NCNC". Prior to May 25, 2001, the Company was engaged in the business of marketing services to other companies wanting to reach the Hispanic market. However, due to difficulty in raising additional working capital to execute the business plan, the Company ceased its operations and completed a reverse merger.

      On May 25, 2001, the Company entered into a plan of Reorganization and Merger with New Century Remanufacturing, Inc. Pursuant to the merger, all of the outstanding shares of New Century Remanufacturing, Inc., a California corporation, incorporated on March 12, 1996 ("NCR"), were exchanged for shares of the Company on a 1 to 833.33 basis. The Company issued a total of 4,195,942 shares of common stock issued and outstanding. Immediately after the merger, all then existing officers and directors of the Company resigned and the management of NCR was elected and appointed to such positions; thereby effecting a change of control. Although NCR became a wholly-owned subsidiary of the Company following the transaction, because the transaction resulted in a change of control, the transaction was recorded as a "reverse merger" whereby NCR was considered to be the accounting acquirer of the Company.

      After the reverse merger the Company changed its name to New Century Companies, Inc. The results of operations and the related financial statements are the results of operations for NCR.

      Since the merger, the Company has been engaged in acquiring, re-manufacturing and selling pre-owned Computer Numerically Controlled ("CNC") machine tools to manufacturing customers. The Company provides rebuilt, retrofit and remanufacturing services for numerous brands of machine tools. The remanufacturing of a machine tool, typically consisting of replacing all components, realigning the machine, adding updated CNC capability and electrical and mechanical enhancements, generally takes two to four months to complete. Once completed, a remanufactured machine is a "like new," state-of-the-art machine with a price ranging from $275,000 to $1,000,000, which is approximately 40%-50% of the price of a new machine. The Company manufactures original equipment, CNC large turning lathes and attachments under the trade name Century Turn. In turn, NCR is principally engaged in acquiring, remanufacturing and selling pre-owned CNC machine tools to manufacturing customers across the United States of America.

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

CUSTOMERS

      Each year we have approximately 50% new customers and 50% repeat customers. In 2003 our largest customer was Kaydon Bearing which accounted for a third of our revenues.

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

EMPLOYEES

      At December 31, 2003, we had 45 full-time employees. The Company believes its relationships with its employees are good. The Company's employees are not represented by a collective bargaining organization and the Company has not experienced a work stoppage.

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

AVAILABLE INFORMATION

      The Company files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports files or furnished pursuant to Sections 13(a) and 15(d) of the Security Exchange Act of 1934, as amended. The public may read and copy this materials at the SEC`s Public Reference Room at 450 Fifth St. NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintain a website (HTTP://WWW.SEC.GOV) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically.

ITEM 2.     PROPERTIES.

      We lease our headquarters in Santa Fe Springs, California, which expires in 12/31/06, and conduct our operations at such facilities. We believe that our facilities are in good condition and provide adequate capacity to meet our needs for the foreseeable future.

      The following table sets forth certain information relating to the Company's principal facilities:

            LOCATION                PRINCIPAL USES           APPROX SQ. FT.
   -------------------------      -------------------     -------------------

    9835 Santa Fe Springs Rd.
   Santa Fe Springs, CA 90670        Manufacturing               44,000


ITEM 3.     LEGAL PROCEEDINGS.

      The Company may be involved from time to time in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental in the normal course of business operations. The Company is currently not involved in any such litigation or any pending legal proceedings that management believes could have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to security holder for the quarter ended December 31, 2003.

                                     PART II

ITEM 5.     MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Our common stock trades on the NASDAQ Over-The-Counter Bulletin Board under the symbol "NCNC". The following table sets forth the high and low bid prices for the shares of common stock as reported on the Over-The-Counter Bulletin Board for each quarterly period of the last two fiscal years. The bid prices listed below represent prices, adjusted for stock splits, between dealers without adjustments for retail markups, breakdowns or commissions and may not represent actual transactions.

For Year Ended 2003

                                                   HIGH     LOW

December 31                                      $  0.83   0.69
September 30                                        0.34   0.31
June 30                                             0.62   0.56
March 31                                            0.98   0.89




For Year Ended 2002

                                                  HIGH     LOW

December 31                                      $  2.35   1.08
September 30                                        2.60   1.05
June 30                                             3.44   1.80
March 31                                            3.45   1.25


      We have not declared any cash dividends on our common stock since inception. Declaration of dividends with respect to the common stock is at the discretion of the Board of Directors. Any determination to pay dividends will depend upon the financial condition, capital requirements, results of operations and other factors deemed relevant by the Board of Directors.

      At December 31, 2003 we had 389 holders of record of our common stock representing approximately 1,300 individual participants. This figure does not include beneficial holders or common stockholder's nominee co-trust name, as we cannot accurately estimate the number of these beneficial holders.

      The transfer agent and registrar for our common stock is U.S. Stock Transfer located in Los Angeles.

PENNY STOCK

      Until the Company's shares qualify for inclusion in the NASDAQ system, the public trading, if any, of the Company's common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. The Company's common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in the Company's common stock and may affect the ability of the Company's shareholders to sell their shares.

RECENT SALES OF UNREGISTERED SECURITIES

PREFERRED STOCK

In September 2003, the Company issued 31,800 shares of series C, valued at approximately $111,000 (based on the estimated fair market value on the date of grant) to consultants for services to be rendered through March 2004. The Company has expensed approximately $65,000 in the year ended December 31, 2003 related to such issuance.

During the year ended December 31, 2003, holders of the Company's Preferred C converted 14,400 shares into 240,006 shares of common stock.

COMMON STOCK

During the quarter ended December 31, 2003, the Company issued 719,918 shares of restricted common stock valued at $202,500 (estimated based on the market price on the date of grant) to consultants for services to be rendered through September 2004. The Company recorded the entire value to deferred consulting fees and is amortizing the amount to consulting expense over the periods of service. As of December 31, 2003, the total unamortized consulting fees approximated $64,000, which is recorded as an increase to stockholders deficit.

During the year ended December 31, 2003, the Company issued 100,000 shares of restricted common stock to a shareholder as penalty for not registering shares previously issued under Form SB-2 in a timely manner. The common stock was valued at $21,000 (estimated based on the market price on the date of grant).

During the year ended December 31, 2003, the Company issued 64,720 shares of restricted common stock in reconciliation with the reverse merger in 2001.

STOCK OPTIONS AND WARRANTS

Under the terms of the Company's Incentive Stock Option Plan ("ISOP"), options to purchase an aggregate of 1,000,000 shares of common stock may be issued to key employees, as defined. The exercise price of any option may not be less than the fair market value of the shares on the date of grant. No options granted may be exercisable more than 10 years after the date of grant. The options granted generally vest evenly over a one-year period, beginning from the date of grant.

Under the terms of the Company's non-statutory stock option plan ("NSSO"), options to purchase an aggregate of 1,350,000 shares of common stock may be issued to non-employees for services rendered. These options are non-assignable and non-transferable, are exercisable over a five-year period from the date of grant, and vest on the date of grant.

In September 2003, the Company granted options to purchase an aggregate of 1,300,000 shares of restricted common stock, at an exercise price of $0.25 per share (the fair market value of the Company's common stock on the date of grant), to various employees of the Company. The options vested immediately and are exercisable through September 2008.

During the year ended December 31, 2003, the Company granted a warrant to purchase 25,000 shares of the Company's restricted common stock in connection with the issuance of a note payable (see Note 5). The pro-rata value of the warrant was $13,000 (estimated based on the Black-Scholes option pricing model pursuant to SFAS 123). The warrant has an exercise price of $1.00, vests immediately and is exercisable through January 2008.

During the year ended December 31, 2003, the Company granted a warrant to purchase 5,000 shares of the Company's restricted common stock in connection with the deferral of the maturity date of a note payable (see Note 5). The value of the warrant was $4,500 (estimated based on the Black-Scholes option pricing model pursuant to SFAS 123). The warrant has an exercise price of $1.25, vests immediately and is exercisable through March 2008.

In December 2001, the Company issued 100,000 warrants to purchase common stock for $2 per share, which is exercisable for two years from the date of issuance. The warrants were issued in connection with a six-month, short-term note payable and cancelled during fiscal 2003. In accordance with accounting principles generally accepted in the United States, the proceeds of the financing have been allocated to the debt and the warrants, based on their relative fair values. Accordingly, a discount of $106,000 has been recorded as a reduction in the debt balance, and the off-setting credit has been recorded as additional paid-in capital. The debt discount was amortized and charged to interest expense over the life of the debt. Amortization of the debt discount is included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2002. As part of an extension agreement, the Company effectively cancelled the original 100,000 warrants and issued warrants to purchase 200,000 shares of common stock at an exercise price of $1.00, which vested upon grant and expire in December 2003. As the pro-rata value of the 200,000 warrants issued approximates he amounts expensed in 2002, no additional expense has been recorded. Note C is personally guaranteed by a stockholder and is in default at December 31, 2003.

In September 2002, the Company granted 100,000 stock options to a third party for services rendered valued at $68,000 (estimated based on the Black-Scholes option pricing model pursuant to SFAS 123). The stock options had an exercise price of $1.10, vested immediately and expired in September 2003.

The following is a status of the stock options and warrants outstanding at December 31, 2003 and the changes during the two years then ended:

                                                    Year Ended                          Year Ended
                                                   December 31,                        December 31,
                                                       2003                                2002
                                         ---------------------------------     ------------------------------
                                                                                                  Weighted
                                         Options and         Weighted          Options and         Average
                                           Warrants        Average Price         Warrants           Price
                                         -------------    ----------------     -------------     ------------

Outstanding, beginning of year                741,583     $          8.06           641,583          $  9.15

Granted                                     1,530,000                0.36           100,000             1.10

Exercised                                           -                   -

Cancelled/Terminated                        (450,000)              (5.06)                 -                -
                                         -------------    ----------------     -------------     ------------

Outstanding and exercisable, end of year   1,821,583     $          2.34           741,583          $  8.06
                                         =============    ================     =============     ============

Weighted  average fair value of options
granted                                                   $           0.17                             $0.68
                                                          ================                       ============

The following table summarizes information related to stock options outstanding at December 31, 2003:

                                                 EQUITY COMPENSATION PLAN INFORMATION

                                                                                                      NUMBER OF SECURITIES
                                                                                                      REMAINING AVAILABLE FOR
                                            NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE           FUTURE ISSUANCE UNDER
                                             ISSUED UPON EXERCISE OF       EXERCISE PRICE OF        EQUITY COMPENSATION PLANS
                                              OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,    (EXCLUDING SECURITIES REFLECTED
                                              WARRANTS AND RIGHTS          WARRANTS AND RIGHTS           IN COLUMN(A))
                                                      (A)                        (B)                          (C)
                                              --------------------       ---------------------    -------------------------------
Equity compensation plans approved by
     security holders                              1,791,583                     6.58                         11,788,616

Equity compensation plans not approved
     by security holders                              30,000                     1.12                             33,600

Total                                              1,821,583                       --                         11,822,216

From time to time, the Companiy issues warrants to employees and to third parties pursuant to various agreements, which are not pre-approved by the shareholders.

See discussion of Plan approval by the shareholders in the accompanying financial statements.

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

OVERVIEW

      The earnings of New Century Companies for the year ended 2003 were negative as a result of a decrease in sales, management's strategy of continued investment in research and development of new projects and of the corporate expenses related to compliance with the regulatory requirements of being a public company. The goal of these expenditures was to position New Century as a leading manufacturer and remanufacturer of large horizontal and vertical turning machines. New Century has completed the majority of this current development effort and expects limited resources to be devoted to this area in the next fiscal year. The Company's current strategy is to expand its customer sales base with its present line of machine products. Plans for expansion are expected to be funded through current working capital from ongoing sales. However, significant growth will require additional funds in the form of debt or equity, or a combination thereof. However, there can be no assurance these funds will be available. The Company's growth strategy also includes strategic acquisitions in addition to growing the current business. A significant acquisition will require additional financing. There can be no assurance that the Company can obtain such financing for the period ended December 31, 2003.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002.

      Revenues. New Century generated revenues of $6,908,087 for the fiscal year ended December 31, 2003, which was a $2,146,059 decrease from $9,054,146 for the fiscal year ending December 31, 2002. The decrease is the result of a deficiency in working capital which has limited our ability to fulfill customer orders. Additionally, the overall market for machine tools is cyclical, reflecting economic conditions, production capacity utilization, changes in tax and fiscal policies, corporate profitability and financial condition as well as the general level of business confidence. The Company anticipates an increase in customer orders for next year, based on the growth of overall market, but there can be no assurance of such orders.

      Gross Profit. There was a 137% decrease in gross profit for the fiscal year ending December 31, 2003, due to lower revenues. Gross profit (loss) was $(667,657), compared to $1,780,807 from the corresponding period in 2003. This decrease is a result of the weak economy in the United States and competitive market conditions which have dampened the demand for the Company's products.


      Net Loss . Net loss increased to $2,937,616 for the fiscal year ended December 31, 2003 compared toa net loss of $1,760,601 for the fiscal year ended December 31, 2002. The increase in net loss is primarily attributed to a significant reduction in volume, which was due to lack of working capital. Additionally, the Company recorded a loss on a deposit of $465,000 and a write down of inventory of approximately $300,000.

      Interest Expenses. Interest expense for the fiscal year ending December 31, 2003 decreased to $295,338, compared to $610,675 for the period ended December 31, 2002. The decrease of $315,337 is primarily the result of ending of two short term loans of $900,000 each, on October 2002 and January 2003.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

      Net cash increase of New Century during the fiscal year ended 2003 was $75,693. The net cash used in financing activities of $459,223 decreased from $1,711,392 cash provided by financing activities in the prior year. The $2,170,615 cash used in financing activities increase is primarily due to repayment of $900,000 of notes payable and a reduction of proceeds from the issuance of notes payable approximating $796,000.
       The cash used in investing activities decreased from $247,144 to $10,407, primarily due to reducing purchases of property and equipment. The Company plans to continue to rely upon external financing sources to meet the cash requirement of its ongoing operations. Management is currently seeking to raise additional funding in the form of subordinated debt. The Company is currently negotiating the terms of a $750,000 dollar subordinated debt offering, which once completed may satisfy the Company's working capital requirements through 2004. However, there is no guarantee that the Company will raise sufficient capital to execute its business plan. To the extent that the Company is unable to raise sufficient capital, the Company's business plan will be required to be substantially modified and its operations curtailed. The Company's auditors have issued their report which contains an explanatory paragraph as to the Company's ability to continue as a going concern.

      The Company is currently addressing its liquidity issue by the following actions:

o The Company continues its aggressive program for selling inventory that has been produced or is currently in production.
o The Company continues to implement plans to further reduce operating costs.
o The Company is continually seeking investment capital through the public markets.

However, there is no guarantee that any of these strategies will enable the Company to meet its obligations for the foreseeable future.

INFLATION AND CHANGING PRICES

      The Company does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, as defined in Regulation S-B Section 303.

GOING CONCERN

      The Company's independent certified public accountants have stated in their report included in this Form 10-KSB, that the Company has incurred operating losses in the last two years, has a working capital deficit and a significant stockholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

      The Company accounts for shipping and handling fees and costs in accordance with EITF 00-10 "Accounting for Shipping and Handling Fees and Costs." Such fees and costs incurred by the Company are immaterial to the operations of the Company.

      In accordance with SFAS 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of an estimate of markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience, current industry trends and estimated costs.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company's revenue recognition policy for services and product sales conforms to SAB 101. The Company recognizes revenue of long-term contracts pursuant to SOP 81-1.

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

      Estimates

      Critical estimates made by management are, among others, deferred tax asset valuation allowances, realization of inventories, collectibility of contracts receivable and the estimating of costs for long-term construction contracts. Actual results could materially differ from those estimates.

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

                                    PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Effective December 27, 2003, the Company retained the accounting firm of Squar, Milner, Reehl & Williamson, LLP ("Squar"), and terminated the accounting firm of Singer, Lewak, Greenbaum & Goldstein LLP ("Singer"), as its independent accountants. Singer had been retained by the Company as its independent accountants on June 29, 2001. The retention of Squar was approved by the Company's Board of Directors.

      Prior to Squar becoming the independent accountants for the Company, neither the Company, nor anyone on its behalf, consulted with Squar regarding either the application of accounting principles to a specific or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements; or any matter that was the subject of a disagreement or event as defined at Item 304 (a)(1)(iv) of Regulation S-B.

      Singer audited the Company's financial statements for the fiscal years ended December 31, 2000, 2001 and 2002. Singer's report for these fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified as to audit scope or accounting principles. However, Singer's report for these fiscal years was modified to reflect uncertainty with respect to the Company's ability to continue as a going concern.

      During the period from June 29, 2001 to December 31, 2003, there were no disagreements with Singer on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Singer, would have caused it to make reference to the subject matter of the disagreements in connection with its report on the Company's financial statements. In addition, there were no such events as described under Item 304(a)(1)(iv)(B) of Regulation S-B during such period.

ITEM 8A. EVALUATION OF CONTROLS AND PROCEDURES

         EVALUATION OF CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's December 31, 2003 Form 10-K. Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2003, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in the Company's internal controls over financial reporting.

      CHANGES IN CONTROLS AND PROCEDURES

      There were no significant changes made in our internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

      LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL

      The Company's management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 2003. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

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

INVOLVEMENT IN LEGAL PROCEEDINGS.

      To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE.

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities of the Company, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all
Section 16(a) reports they file. To the best of the Company's knowledge (based solely upon a review of the Forms 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis for the fiscal year ended December 31, 2003 any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

CODE OF ETHICS
For the year ended December 31, 2003, the Company did not have formal written values and ethical standards. However, the Company management does communicate values and ethical standards during company wide meetings. Such standards will be outlined in the human resource manual to be completed before the end of 2004.


AUDIT COMMITTEE FINANCIAL EXPERT
The Company does not have an audit committee. Since our securities are not currently listed on or with a national securities exchange or national securities association, we are not required to have an independent audit committee. Therefore, the Company has not designated an audit committee financial expert. The Company currently is in the process of identifying independent audit committee members, including a financial expert to serve on our audit committee and we expect to continue this process in 2004. Because of our size, we do not have an audit committee, compensation committee or nominating commitee.

STOCKHOLDER COMMUNICATIONS
Stockholders interested in communicating directly with the Board of Directors, or specified individual directors, my write to us at 9835 Santa Fe Springs Rd., Santa Fe Springs, CA 90670. Mr. David Duquette will review all such correspondence and will regularly forward to the Board copies of all such correspondence that deals with the functions of the Board.

ITEM 10.     EXECUTIVE COMPENSATION.

      The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer and the other most highly compensated executive officer(s) who were serving as such as of December 31, 2003, whose aggregate compensation for the 2003 fiscal year exceeded $100,000 for services rendered in all capacity for that fiscal year.

                                                     ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                                               -------------------------------  ----------------------------------------------------
                                                                                          AWARDS                      PAYOUTS
                                                                                ----------------------------   ---------------------
                                                                                                  SECURITIES
                                                                      OTHER        RESTRICTED     UNDERLYING
                                                                     ANNUAL      STOCK AWARD(S)   OPTIONS/      LTIP     ALL OTHER
      NAME AND                                  SALARY     BONUS   COMPENSATION        ($)           SARS      PAYOUTS    COMPEN-
 PRINCIPAL POSITION                   YEAR       ($)        ($)        ($)             (F)            (#)         ($)     SATION ($)
         (A)                          (B)        (C)        (D)        (E)              S             (G)         (H)       (I)
------------------------------------------------------------------------------------------------------------------------------------
David Duquette, Chairman of the
 Board, President                     2002     $ 193,800        --         --            --            --            --      --

David Duquette, Chairman of the
  Board, President and Director       2003     $ 127,200        --         --            --         400,000          --      --
------------------------------------------------------------------------------------------------------------------------------------



OPTIONS/SAR GRANTS IN FISCAL YEAR 2003
----------------------------------------------------------------------------------------------------------------
                                     Number of          Percent of total
                                     securities           options/SARs
                                     underlying            granted to
                                     options/SARs      employees in fiscal   Exercise or base
       Name                          granted (#)               year           price ($/Share)    Expiration date
----------------------------------------------------------------------------------------------------------------
David Duquette, CEO                   400,000                   30%              $0.25            9/12/08
Josef Czikmantori, Director           150,000                   11%              $0.25            9/12/08
----------------------------------------------------------------------------------------------------------------



AGGREGATED OPTION EXERCISE IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information concerning exercises of stock options during the year ended December 31, 2003, by each of the Named Executive Officers and the value of in-the-money unexercised options at December 31, 2003.


                       SHARES
                      ACQUIRED ON    VALUE          NUMBER OF SECURITIES
                       EXERCISE     REALIZED        UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED IN-THE
 NAME                   (#)        ($) (1)      OPTIONS AT FISCAL YEAR END        MONEY OPTIONS AT FISCAL YEAR END
-------------------------------------------------------------------------------------------------------------------
                                                 EXERCISABLE/UNEXERCISABLE (#)   EXERCISABLE/UNEXERCISABLE ($) (2)
-------------------------------------------------------------------------------------------------------------------
David Duquette, CEO   400,000 / 0        $0.00            400,000 / 0                      260,000 / 0
Josef Czikmantori,    150,000 / 0        $0.00            150,000 / 0                       97,500 / 0
Director

(1) Value realized is based on estimated fair market value of Common Stock on the date of exercise minus the exercise price.

(2) Value is based on estimated fair market value of Common Stock as of December 31, 2003 ($0.65) minus the exercise price.

None of our Named Executive Officers exercised any of their options during 2003.

LONG-TERM INCENTIVE PLANS

As of December 31, 2003 there is no long-term incentive plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2003 by (i) those persons or groups known to the Company who will beneficially own more than 5% of the Company's common stock; (ii) each director and director nominee; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2003; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to the Company. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

                                                                PERCENTAGE OF
NAME OF BENEFICIAL OWNER                          NO. OF SHARES  OWNERSHIP (I)
------------------------                          -------------  -------------
David Duquette  (1)                                 1,433,334       20%
Josef Czikmantori (2)                                 650,000        9%

Officers and Directors as a Group (2 persons)       2,083,334       30%

5% or More Beneficial Ownership

Bastion Capital Fund L.P. (3)                         417,524        5%

     Based on 6,895,265 shares outstanding. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of December 31, 2003 are deemed to be outstanding and to be beneficially owned by the holder thereof for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(1)   Includes options to purchase 400,000 shares (ISOP).

(2)   Includes options to purchase 150,000 shares (ISOP).

(3)   Includes warrants to purchase 100,000 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NOTES RECEIVABLE FROM STOCKHOLDERS

As of December 31, 2003, the Company had loans to two stockholders approximating $466,000, including accrued interest. The loans accrue interest at 5% and are due on demand. The Company has reclassified the notes receivable from stockholders to stockholders' equity as such amounts have not been repaid during the current year. The stockholders have shown the ability to repay the loans and intend on repaying such amounts in the future. For the years ended December 31, 2003 and 2002, total interest income from notes receivable from stockholders' approximated $20,000 and $22,000, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT NUMBER    DESCRIPTION

2.1 Share Exchange Agreement dated as of December 18, 2000. Incorporated herein by reference from the Company's filing on Form 8-K filed on August 23, 2000.

3.1 ertificate of Incorporation as filed with the Delaware Secretary of State, as amended. ncorporated by reference to Exhibit 2.1 to Company's Registration Statement on Form C-18, filed on August 14, 1980. I S


3.2 Certificate of Amendment to the Certificate of Incorporation as filed with the Delaware Secretary of State. Incorporated by reference to 8-K filed June 4, 2003.

3.2 Bylaws. Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-18, filed on August 14, 1980.

10.1 Agreement and Plan of Merger, dated as of May 25, 2003, by and among Internetmercado.com, Inc., New Century Remanufacturing, Inc., New Century Acquisition Corporation, David Duquette and Josef Czikmantori; Incorporated by reference to the Exhibit 2.1 of the 8-K filed June 4, 2003.

21.1  Subsidiaries of the Company.

31.1  Certification required by Rule 13a-14(a) or rule 15d-14(d) and under
      Section 302 of the Sarbanes-Oxley act of 2002.

31.2  ertification required by Rule 13a-14(a) or rule 15d-14(d) and under
      Section 906 of the arbanes-Oxley act of 2002. C S [GRAPHIC OMITTED]

(b) Reports on Form 8-K

      Form 8-K filed January 6, 2003 regarding Item 4. Changes in Registrant's certifying accountant.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Squar, Milner, Reehl & Williamson LLP ("Squar Milner") for the annual audit of our consolidated financial statements as of and for the years ended December 31, 2003, and 2002 and fees billed for other services rendered by Squar Milner during such years:

For the Years Ended December 31,

                               2003                2002
                             -------             -------

Audit Fees                   $54,000             $54,000
Audit Related Fees                -                   -
Tax Fees                      $7,500              $7,500
All Other Fees               $27,000(1)               -
                             ---------------------------
                              $88,500            $61,500
                             ---------------------------

(1) Such billings were in connection with Form SB-2, which was not filed during the year ended December 31, 2003.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

The Company does not have an audit committee. Therefore, the Board of Directors is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent auditor.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 14, 2004                   NEW CENTURY COMPANIES, INC.

                                        /s/    DAVID DUQUETTE
                                        ---------------------------------------
                                        Name:  David Duquette
                                        Title: Chairman, President and Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:  April 14, 2004                   /s/    DAVID DUQUETTE
                                        ----------------------------------------
                                         Name:  David Duquette
                                         Title: Chairman, President and Director

Date: April 14, 2004                      /s/    JOSEF CZIKMANTORI
                                        ----------------------------------------
                                         Name:    Josef Czikmantori
                                        Title:    Secretary and Director

================================================================================

                           NEW CENTURY COMPANIES, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


================================================================================

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report.............................................F-1

Consolidated Balance Sheet...............................................F-2

Consolidated Statements of Operations....................................F-3

Consolidated Statements of Stockholders' Equity (Deficit)................F-4

Consolidated Statements of Cash Flows....................................F-5

Notes to Consolidated Financial Statements...............................F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
New Century Companies, Inc. and Subsidiary

We have audited the accompanying balance sheet of New Century Companies, Inc. and Subsidiary (the "Company") as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Century Companies, Inc. and Subsidiary as of December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has negative working capital of approximately $2,695,000, an accumulated deficit of approximately $5,680,000, recurring losses from operations and is in default on certain notes payable. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR, MILNER, REEHL & WILLIAMSON, LLP

March 19, 2004
Newport Beach, California


                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003

                                                                         ASSETS


Current Assets
            Cash                                                              $   155,969
            Contracts receivable                                                  150,451
            Inventories                                                         1,156,943
            Costs in excess of billings on uncompleted contracts                  320,532
            Prepaid expenses and other current assets                              25,691
                                                                              -----------

                 Total current assets                                           1,809,586

PROPERTY AND EQUIPMENT, NET                                                       605,857
                                                                              -----------

                                                                              $ 2,415,443
                                                                              ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
            Bank overdraft                                                    $   124,558
            Accounts payable and accrued expenses                               2,322,685
            Dividends payable                                                     195,000
            Billings in excess of costs on uncompleted contracts                  567,614
            Notes payable                                                       1,215,000
            Current portion of obligations under capital lease                     79,575
                                                                              -----------

                 Total current liabilities                                      4,504,432

OBLIGATIONS UNDER CAPITAL LEASE, NET OF CURRENT PORTION                            67,074
                                                                              -----------

TOTAL LIABILITIES                                                               4,571,506
                                                                              -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
            Cumulative, convertible, Series B preferred stock, $1 par value
            15,000,000 shares authorized, no shares issued and outstanding             --
            Cumulative, convertible, Series C preferred stock, $1 par value
            75,000 shares authorized, 63,600 shares issued and outstanding
            (liquidation preference of $1,785,000)                                 63,600
            Common stock, $0.10 par value, 50,000,000 shares authorized;
              6,895,265 shares issued and outstanding                             689,527
            Subscriptions receivable                                             (462,500)
            Notes receivable from stockholders                                   (466,159)
            Deferred consulting fees                                             (109,813)
            Additional paid-in capital                                          3,809,194
            Accumulated deficit                                                (5,679,912)
                                                                              -----------

            Total stockholders' deficit                                        (2,156,063)
                                                                              -----------
                                                                              $ 2,415,443
                                                                              ===========


        See accompanying notes to the consolidated financial statements.

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2003 and 2002


                                          2003          2002
                                      -----------    -----------

NET SALES                             $ 6,908,087    $ 9,054,146

COST OF SALES                           7,575,744      7,273,339
                                      -----------    -----------

GROSS (LOSS) PROFIT                      (667,657)     1,780,807
                                      -----------    -----------


Consulting and other compensation         490,783      1,554,258
Salaries and related                      290,396        397,295
Selling, general and administrative     1,223,242        990,013
                                      -----------    -----------
TOTAL OPERATING EXPENSES                2,004,421      2,941,566
                                      -----------    -----------

                                       (2,672,078)    (1,160,759)
                                      -----------    -----------


Interest expense                         (295,338)      (610,675)
Interest income                            32,267         27,803
                                      -----------    -----------
TOTAL OTHER (EXPENSE) INCOME             (263,071)      (582,872)
                                      -----------    -----------


LOSS BEFORE PROVISION FOR
INCOME TAXES                           (2,935,149)    (1,743,631)

PROVISION FOR INCOME TAXES                  2,467         16,970
                                      -----------   ------------
NET LOSS                              $(2,937,616)  $ (1,760,601)

NET LOSS APPLICABLE TO
 COMMON STOCKHOLDERS                  $(3,074,866)  $ (2,126,380)
                                      ===========   ============
BASIC AND DILUTED NET
 LOSS AVAILABLE TO COMMON
 STOCKHOLDERS
 PER COMMON SHARE                         $ (0.42)       $ (0.40)

BASIC AND DILUTED WEIGHTED
 AVERAGE COMMON SHARES outstanding      7,355,214      5,290,154
                                     ============   ============

        See accompanying notes to the consolidated financial statements.


                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 For the Years Ended December 31, 2003 and 2002


                                                                          SHARES ISSUABLE ON
                                                                        CONVERSION OF PREFERRED
                                                                            STOCK, SERIES B          PREFERRED STOCK, SERIES C
                                                                       --------------------------    -------------------------

                                                                         SHARES         AMOUNT         SHARES         AMOUNT
                                                                       -----------    -----------    -----------    -----------

Balance, January 1, 2002                                                    95,023    $    56,900             --    $        --

Reclassification of shares issuable on conversion of Series B              (95,023)       (56,900)            --             --
Issuance of common stock for subscriptions receivable                           --             --             --             --
Isssuance of common stock for services rendered                                 --             --             --             --
Amortization of deferred consulting fees                                        --             --             --             --
Stock options issued for services                                               --             --             --             --
Reclassification of loan to stockholder                                         --             --             --             --
Issuance of common stock for bridge loan                                        --             --             --             --
Issuance of common stock for notes payable                                      --             --             --             --
Forgiveness of subscription receivable                                          --             --             --             --
Issuance of preferred stock for cash, net of commissions
and offering costs of $143,395                                                  --             --         44,000         44,000
Deemed dividend on convertible Series C                                         --             --             --             --
Issuance of preferred stock in connection with private
placement memorandum                                                            --             --          2,200          2,200
Issuance of common stock in connection with private
placement memorandum                                                            --             --             --             --
Accumulated dividends on preferred stock                                        --             --             --             --
Net loss                                                                        --             --             --             --
                                                                       -----------    -----------    -----------    -----------
Balance, December 31, 2002                                                      --             --         46,200         46,200

Isssuance of common stock for services rendered                                 --             --             --             --
Isssuance of common stock  and preferred stock for services rendered            --             --         31,800         31,800
Amortization of deferred consulting fees                                        --             --             --             --
Warrants issued in connection with notes payable                                --             --             --             --
Reclassification of loan to stockholder                                         --             --             --             --
Issuance of common stock as penalty for non-registration                        --             --             --             --
Issuance of common stock related to reconciliation to reverse merger            --             --             --             --
Issuance of common stock in connection with the conversion
of preferred stock                                                              --             --        (14,400)       (14,400)
Accumulated dividends on preferred stock                                        --             --             --             --
Net loss                                                                        --             --             --             --
                                                                       -----------    -----------    -----------    -----------
Balance, December 31, 2003                                                      --    $        --         63,600    $    63,600
                                                                       ===========    ===========    ===========    ===========



                                                               COMMON STOCK
                                                         -------------------------                  ADDITIONAL
                                                                                      TREASURY        PAID IN        LOANS TO
                                                            SHARES       AMOUNT        STOCK          CAPITAL      SHAREHOLDERS
                                                         -----------   -----------   -----------    -----------    -----------
Balance, January 1, 2002                                   4,940,527   $   494,053   $    (7,750)   $ 1,410,927    $  (433,345)

Reclassification of shares
 issuable on conversion of Series B                           95,023         9,502            --         47,398             --
Issuance of common stock
  for subscriptions receivable                               250,000        25,000            --        350,000             --
Isssuance of common stock for services rendered              170,000        17,000         7,750        250,666             --
Amortization of deferred consulting fees                          --            --            --             --             --
Stock options issued for services                                 --            --            --         68,000             --
Reclassification of loan to stockholder                           --            --            --             --        433,345
Issuance of common stock for bridge loan                     190,000        19,000            --        130,349             --
Issuance of common stock for notes payable                    85,000         8,500            --        115,442             --
Forgiveness of subscription receivable                            --            --            --             --             --
Issuance of preferred stock for cash, net of commissions
and offering costs of $143,395                                    --            --            --        912,605             --
Deemed dividend on convertible Series C                           --            --            --        308,029             --
Issuance of preferred stock in connection with private
placement memorandum                                              --            --            --         (2,200)            --
Issuance of common stock in connection with private
placement memorandum                                          40,000         4,000            --         (4,000)            --
Accumulated dividends on preferred stock                          --            --            --             --             --
Net loss                                                          --            --            --             --             --
                                                         -----------   -----------   -----------    -----------    -----------
Balance, December 31, 2002                                 5,770,550       577,055            --      3,587,216             --

Isssuance of common stock for services rendered              400,000        40,000            --         95,000             --
Isssuance of common stock
 and preferred stock for services rendered                   319,989        31,999            --        114,701             --
Amortization of deferred consulting fees                          --            --            --             --             --
Warrants issued in connection with notes payable                  --            --            --         17,350             --
Reclassification of loan to stockholder                           --            --            --             --       (466,159)
Issuance of common stock
 as penalty for non-registration                             100,000        10,000            --         11,000             --
Issuance of common stock related
 to reconciliation to reverse merger                          64,720         6,472            --         (6,472)            --
Issuance of common stock
 in connection with the conversion
 of preferred stock                                          240,006        24,001            --         (9,601)            --
Accumulated dividends on preferred stock                          --            --            --             --             --
Net loss                                                          --            --            --             --             --
                                                         -----------   -----------   -----------    -----------    -----------
Balance, December 31, 2003                                 6,895,265   $   689,527   $        --    $ 3,809,194    $  (466,159)
                                                         ===========   ===========   ===========    ===========    ===========

                                                                                                                      TOTAL
                                                                                                                   STOCKHOLDERS'
                                                                       DEFERRED      SUBSCRIPTIONS  (ACCUMULATED     (DEFICIT
                                                                    CONSULTING FEES   RECEIVABLE      DEFICIT)        EQUITY)
                                                                       -----------    -----------    -----------    -----------
Balance, January 1, 2002                                               $  (155,031)   $(1,087,500)   $  (478,666)   $  (200,412)

Reclassification of shares issuable on conversion of Series B                   --             --             --             --
Issuance of common stock for subscriptions receivable                           --       (375,000)            --             --
Isssuance of common stock for services rendered                           (216,000)            --             --         59,416
Amortization of deferred consulting fees                                   315,198             --             --        315,198
Stock options issued for services                                               --             --             --         68,000
Reclassification of loan to stockholder                                         --             --             --        433,345
Issuance of common stock for bridge loan                                        --             --             --        149,349
Issuance of common stock for notes payable                                      --             --             --        123,942
Forgiveness of subscription receivable                                          --      1,000,000             --      1,000,000
Issuance of preferred stock for cash, net of commissions
and offering costs of $143,395                                                  --             --             --        956,605
Deemed dividend on convertible Series C                                         --             --       (308,029)            --
Issuance of preferred stock in connection with private
placement memorandum                                                            --             --             --             --
Issuance of common stock in connection with private
placement memorandum                                                            --             --             --             --
Accumulated dividends on preferred stock                                        --             --        (57,750)       (57,750)
Net loss                                                                        --             --     (1,760,601)    (1,760,601)
                                                                       -----------    -----------    -----------    -----------
Balance, December 31, 2002                                                 (55,833)      (462,500)    (2,605,046)     1,087,092

Isssuance of common stock for services rendered                            (35,438)            --             --         99,562
Isssuance of common stock  and preferred stock for services rendered       (74,375)            --             --        104,125
Amortization of deferred consulting fees                                    55,833             --             --         55,833
Warrants issued in connection with notes payable                                --             --             --         17,350
Reclassification of loan to stockholder                                         --             --             --       (466,159)
Issuance of common stock as penalty for non-registration                        --             --             --         21,000
Issuance of common stock related to reconciliation to reverse merger            --             --             --             --
Issuance of common stock in connection with the conversion
of preferred stock                                                              --             --             --             --
Accumulated dividends on preferred stock                                        --             --       (137,250)      (137,250)
Net loss                                                                        --             --     (2,937,616)    (2,937,616)
                                                                       -----------    -----------    -----------    -----------
Balance, December 31, 2003                                             $  (109,813)   $  (462,500)   $(5,679,912)   $(2,156,063)
                                                                       ===========    ===========    ===========    ===========


        See accompanying notes to the consolidated financial statements.

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                         2003          2002
                                                                                     -----------    -----------
Cash flows from operating activities:
          Net loss                                                                   $(2,937,616)   $(1,760,601)
          Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
                  Depreciation and amortization of property and equipment                294,481        262,068
                  Amortization of consulting fees from prior year                         55,833        315,198
                  Amortization of debt discount on notes payable                              --         96,000
                  Forgiveness of subscriptions receivable as compensation                     --      1,000,000
                  Estimated fair market value of preferred and common stock
                          issued for consulting services                                 203,687         59,416
                  Estimated fair market value of common stock issued in connection
                          with the deferral of the maurity of notes payable               21,000        379,291
                  Estimated fair market value of warrants issued in connection
                          with notes payable                                              17,350         68,000
                  Interest income                                                        (19,765)            --
                  Loss on disposal of fixed assets                                        34,046             --
                  Loss of lease deposit                                                  465,000             --
                  Changes in operating assets and liabilities:
                          Contracts receivable                                           941,729       (786,004)
                          Inventories                                                    563,111       (526,850)
                          Costs in excess of billings on uncompleted contracts            33,081       (247,059)
                          Prepaid expenses and other current assets                       17,106         13,228
                          Accounts payable and accrued expenses                          347,990        561,837
                          Billings in excess of costs on uncompleted contracts           508,290       (862,260)
                                                                                     -----------    -----------

          Net cash provided by (used in) operating activities                            545,323     (1,427,736)
                                                                                     -----------    -----------

Cash flows from investing activities:
          Purchases of property and equipment                                            (10,407)      (285,180)
          Principal payments on notes receivable from stockholders                            --         38,036
                                                                                     -----------    -----------

          Net cash used in investing activities                                          (10,407)      (247,144)
                                                                                     -----------    -----------

Cash flows from financing activities:
          Bank overdraft                                                                  34,261          2,218
          Proceeds from the issuance of notes payable                                    500,000      1,295,500
          Principal repayments on notes payable                                         (900,000)      (488,513)
          Principal repayments on obligations under capital lease                        (93,484)       (54,418)
          Issuance of preferred stock, net of commissions
                  and offering costs of $143,395                                              --        956,605
                                                                                     -----------    -----------

          Net cash provided by (used in) financing activities                           (459,223)     1,711,392
                                                                                     -----------    -----------

Net increase in cash                                                                      75,693         36,512

Cash at beginning of year                                                                 80,276         43,764
                                                                                     -----------    -----------

Cash at end of year                                                                  $   155,969    $    80,276
                                                                                     ===========    ===========
Supplemental disclosure of cash flow information -
  Cash paid during the year for:
                  Interest                                                           $        --    $   100,471
                                                                                     ===========    ===========
                  Income taxes                                                       $        --    $    16,970
                                                                                     ===========    ===========

See accompanying notes to the consolidated financial statements

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS

New Century Companies, Inc. and Subsidiary (collectively, the "Company"), a California corporation, was incorporated March 1996 and is located in Southern California. The Company provides after-market services, including rebuilding, retrofitting and remanufacturing of metal cutting machinery.

The Company currently sells its services by direct sales and through a network of machinery dealers across the United States. Its customers are generally medium to large sized manufacturing companies in various industries where metal cutting is an integral part of their businesses. The Company grants credit to its customers who are predominately located in the western United States.

The Company trades on the Over-the-Counter Bulletin Board under the symbol
"NCNC."

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of New Century Companies, Inc. and its wholly owned subsidiary, New Century Remanufacturing (collectively, the "Company"). All significant accounts and transactions have been eliminated in consolidation.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2003, the Company has negative working capital of approximately $2,695,000, an accumulated deficit of approximately $5,680,000, recurring losses from operations and is in default on certain notes payable. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through increased sales and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2004. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In response to these problems, management has taken the following actions:

      o     The Company continues its aggressive program for selling inventory.
      o The Company continues to implement plans to further reduce operating costs.
      o The Company is seeking investment capital through the public markets.
      o The Company has secured approximately $2,500,000 of new orders from January 2004 through March 2004.

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

GOING CONCERN (continued)

The consolidated financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

CONCENTRATIONS OF CREDIT RISKS

Cash is maintained at various financial institutions. The Federal Deposit Insurance Corporation ("FDIC") insures accounts at each institution for up to $100,000. At times, cash may be in excess of the FDIC insurance limit of $100,000. The Company did not exceed this limit at December 31, 2003.

The Company sells products to customers throughout the United States. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company. Although the Company does not obtain collateral with which to secure its contracts receivable, management periodically reviews contracts receivable and assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

During the year ended December 31, 2003, sales to 3 customers approximated 45% of net sales. During the year ended December 31, 2002, sales to one customer represented 33% of net sales. As of December 31, 2003, 2 customers approximated 71% of contracts receivable.

RISKS AND UNCERTAINTIES

The Company operates in an industry that is subject to intense competition. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological and other risks associated with operating a business including the potential risk of business failure.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, deferred tax asset valuation allowances, realization of inventories, collectibility of contracts receivable and the estimating of costs for long-term construction contracts. Actual results could materially differ from those estimates.

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Inventories represent cost of work in process on units not yet under contract. Cost includes all direct material and labor, machinery, subcontractors and allocations of indirect overhead.

Such net realizable value is based on management's forecast for sales of the Company's products or services in the ensuing years. The industry in which the Company operates is characterized by technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown in the accompanying consolidated balance sheet. At December 31, 2003, management has established an allowance approximating $300,000.

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

LONG-LIVED ASSETS

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which supercedes SFAS 121, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell such assets, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the financial statements with respect to future disposal decisions, if any. At December 31, 2003, management has determined that no such review for impairment was required and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will increase, which could result in impairment of long-lived assets.

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE RECOGNITION

Service revenues are billed and recognized in the period the services are rendered.

The Company accounts for shipping and handling fees and costs in accordance with EITF 00-10 "Accounting for Shipping and Handling Fees and Costs." Such fees and costs incurred by the Company are immaterial to the operations of the Company.

In accordance with SFAS 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of an estimate of markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience, current industry trends and estimated costs.

The Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company's revenue recognition policy for services and product sales conforms to SAB 101. The Company recognizes revenue of long-term contracts pursuant to SOP 81-1 (see below) for services.

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

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

METHOD OF ACCOUNTING FOR LONG-TERM CONTRACTS (continued)

WARRANTY

The Company provides a warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. As of December 31, 2003, warranty reserve approximated $45,000, which is recorded under accounts payable and accrued expenses in the accompanying consolidated balance sheet.

ADVERTISING

The Company expenses the cost of advertising when incurred as selling expense in the accompanying consolidated statements of operations. Advertising expenses were approximately $64,000 and $100,000 for the years ended December 31, 2003 and 2002, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

INCOME TAXES

Under SFAS 109, "Accounting for Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

BASIC AND DILUTED LOSS PER COMMON SHARE

Under SFAS 128, "Earnings Per Share," basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (under the treasury stock method, there were 940,000 and 100,000 additional potential common shares of December 31, 2003 and 2002, respectively). Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive (see
Note 8).

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

COMPREHENSIVE INCOME

SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the years ended December 31, 2003 and 2002, the Company had no items of comprehensive income.

SEGMENTS OF BUSINESS

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," changes the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying consolidated statements of operations.

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees." Under the intrinsic value based method, compensation expense is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

SFAS 123, "Accounting for Stock-Based Compensation," if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant, stock volatility and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as the Company adopted the cost recognition requirement under SFAS 123, are required to be presented (see below). For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provisions of SFAS 123.

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION (continued)

FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25" clarifies the application of APB 25 for (a) the definition of employee for purpose of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. Management believes that the Company accounts for transactions involving stock compensation in accordance with FIN 44.

SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

At December 31, 2003, the Company has one stock-based employee compensation plan and one stock-based non-employee compensation plan, which are described more fully in 7. The Company accounts for the employee compensation plan under the recognition and measurement principles of APB 25, and related interpretation. The Company accounts for the non-employee compensation plan under the recognition measurement principles of SFAS 123. There was no employee stock-based compensation cost recognized in net loss for fiscal years 2003 and 2002, respectively. The following table illustrates the effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                                  2003                2002
                                                              -------------       -------------
Net loss applicable to common stockholders:
      As reported                                             $  3,074,866       $    2,126,380
      Deduct: Total stock-based employee compensation
         expense determined under fair value
         based method for all awards                              (247,000)                    -
                                                                ----------          -----------
      Pro forma                                               $  3,321,866       $    2,126,380
                                                                ==========          ===========

Basic and diluted net loss per share:
      As reported                                             $     (0.42)       $       (0.40)
                                                                ==========          ===========
      Pro forma                                               $     (0.45)       $       (0.40)
                                                                ==========          ===========

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION (continued)

The above pro forma effects of applying SFAS 123 are not necessarily representative of the impact on reported net loss for future years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, contract receivables, inventories, trade payables, accrued expenses, obligations under capital lease, and notes payable approximates their estimated fair values due to the short-term maturities of those financial instruments and because related interest rates offered to the Company approximate current offered rates. The fair value of the notes receivable from stockholders are not determinable as these transactions are with related parties.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 146, "Accounting for Costs Associated with Exit and Disposal Activities," was issued in June 2002 and is effective for exit and disposal activities initiated after December 31, 2002. The Company did not have any such activities during fiscal year 2003.

In November 2002, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. The Company is complying with the disclosure requirements of FIN No. 45. The other requirements of this pronouncement did not materially affect the Company's financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS (continued)

significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: Periods ended after December 15, 2003; and (b) For all other VIEs: periods ending after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. The Company is evaluating the effects of FIN No. 46 (as amended) on its financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position ("FSP") FAS 150-03 ("FSP 150-3"), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150's measurement guidance for other types of mandatorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company's financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the 2003 presentation.

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

2. CONTRACTS IN PROGRESS

Contracts in progress as of December 31, 2003 approximate:

 Cumulative costs to date                                          $ 3,772,000
 Cumulative gross profit to date                                     2,451,000
                                                                   -----------

 Cumulative revenue earned                                           6,223,000

 Less progress billings to date                                     (6,470,000)
                                                                   -----------
                                                                   -----------

        Net over billings                                          $  (247,000)
                                                                   ===========

The following approximate amounts are included in the accompanying consolidated balance sheet under these captions as of December 31, 2003:


 Costs in excess of billings on uncompleted contracts              $   321,000

 Billings in excess of costs on uncompleted contracts                 (568,000)
                                                                   -----------

        Net over billings                                          $  (247,000)
                                                                   ===========

3. PROPERTY AND EQUIPMENT

Property and equipment approximate
 the following at December 31, 2003:

 Machinery and equipment                                           $ 1,001,000
 Computer equipment                                                     22,000
 Capital lease equipment                                               360,000
 Leasehold improvements                                                123,000
                                                                   -----------
                                                                     1,506,000

 Less accumulated depreciation and amortization                       (900,000)
                                                                   -----------
                                                                   -----------

                                                                   $   606,000
                                                                   ===========

4. RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE FROM STOCKHOLDERS

As of December 31, 2003, the Company had loans to two stockholders approximating $466,000, including accrued interest. The loans accrue interest at 5% and are due on demand. The Company has reclassified the notes receivable

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

4. RELATED PARTY TRANSACTIONS (continued)

NOTES RECEIVABLE FROM STOCKHOLDERS (continued)

from stockholders to stockholders' equity as such amounts have not been repaid during the current year. The stockholders have shown the ability to repay the loans and intend on repaying such amounts in the future. For the years ended December 31, 2003 and 2002, total interest income from notes receivable from stockholders' approximated $20,000 and $22,000, respectively.

5. NOTES PAYABLE

During the year ended December 31, 2002, the Company entered into a bridge loan in the amount of $241,500. The bridge loan had a stated interest rate of 6%, and was paid in full during 2002. In addition, the Company issued to the note holder 190,000 shares of common stock valued at approximately $149,000 (estimated based on the pro-rata market value on the date of grant) (See Note 7), which the company has amortized to interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2002.

During the fiscal year ended December 31, 2002, the Company entered into a note payable ("Note A") with a third party for $235,000 (net of a $15,000 debt discount that was amortized to interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2002). Note A accrues interest at a fixed rate of 8% per annum and matures in April 2003, as amended. In addition, the Company issued the noteholder 10,000 shares of the Company's restricted common stock valued at approximately $19,000 (estimated based on the pro-rata market value on the date of grant) (see Note 7), which the Company has amortized to interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2002. In connection with the amended maturity date, the Company paid a penalty of $15,000 and issued a warrant to purchase 5,000 shares of the Company's restricted common stock (see Note 7). Note A is secured by certain assets of the Company, as defined. At December 31, 2003 and 2002, the total outstanding principal balance on Note A was $250,000.

During the year ended December 31, 2002, the Company entered into a note payable ("Note B") with a third party for $819,000 (net of a $81,000 debt discount that was amortized to interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2002). Note B accrued interest at a fixed rate of 8% per annum and matured in January 2003. In addition, the Company issued to the noteholder 75,000 shares of the Company's restricted common stock valued at approximately $105,000 (estimated based on the pro-rata market value on the date of grant) (see Note 7), which the Company has amortized to interest expense in the accompanying consolidated statement of operations as of December 31, 2002. Note B was secured by certain assets of the Company, as defined. At December 31, 2002, the total outstanding principal balance on Note B was $900,000, which was paid in full in January 2003.

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

5. NOTES PAYABLE (continued)

During the year ended December 31, 2001, the Company entered into a note payable ("Note C") with a third party for $250,000. Note C accrues interest at a fixed rate of 18% per annum and matured in December 2003, as amended. During the year ended December 31, 2003, a note payable agreement with a third party in the amount of $250,000 that was in default was extended until December 31, 2003. Originally, the Company issued to the noteholder warrants to purchase 100,000 shares of the Company's restricted common stock at an exercise price of $2.00, valued at $106,000 (based on the Black-Scholes option pricing model), which the Company had amortized to interest expense during the year ended December 31, 2002. In connection with the amended maturity date, the Company effectively cancelled the original 100,000 warrants and issued warrants to purchase 200,000 shares of common stock at an exercise price of $1.00, which vested upon grant and expire in December 2003. As the pro-rata value of the 200,000 warrants issued approximates the amounts expensed in 2002, no additional expense has been recorded. Note C is personally guaranteed by a stockholder and is in default at December 31, 2003. At December 31, 2003, the total outstanding principal balance on Note C was $250,000.

During the year ended December 31, 2001, the Company entered into a note payable ("Note D") with a third party for $215,000. Note D accrues interest at a fixed rate of 15% per annum and matured in March 2002. Note D is secured by certain assets of the Company, as defined, and is in default at December 31, 2003. At December 31, 2003, the total outstanding principal balance on Note D was $215,000. In March 2004, the noteholder sued the Company demanding payment of Note D (see Note 9).

In January 2003, the Company entered into a note payable agreement (the "Note") with two individuals in the amount of $500,000 with an interest rate of 10% per annum, which matured in April 2003 and is in default at December 31, 2003. The note was issued with a discount of $45,000, which the Company amortized to interest expense in the accompanying condensed consolidated statements of operations. In connection with the Note, the Company issued warrants to purchase 25,000 shares of common stock (see Note 7).

6. INCOME TAXES

During fiscal 2003 and 2002, the provision for taxes (substantially all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for taxes as a result of the following:

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



6. INCOME TAXES (continued)


                                                                                                      2003           2002
                                                                                                --------------   -------------

Computed "expected" tax (benefit) expense                                                       $    (998,000)        (600,000)

Addition to (reduction) in income taxes resulting from:
      State income taxes, net of federal benefit                                                      (171,000)       (117,000)
      Change in deferred tax asset valuation allowance                                               1,140,000         696,100
      Non-deductible expenses                                                                           31,467          37,870
                                                                                                --------------   -------------

                                                                                                $        2,467          16,970
                                                                                                ==============   =============

The effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2003 are presented below:

Deferred tax assets:
      Tax net operating loss carryforwards                                                                       $   1,961,000
      Accrued warranty reserve                                                                                          18,000
      Accrued compensation                                                                                              15,000
                                                                                                                 -------------

Total gross deferred tax asset                                                                                       1,994,000
Less valuation allowance                                                                                            (1,994,000)
                                                                                                                 --------------

Total net deferred tax asset                                                                                     $           -
                                                                                                                  ============


The valuation allowance increased by $1,140,000 and $696,100 during the years ended December 31, 2003 and 2002, respectively. The current provision for income taxes for the years ended December 31, 2003 and 2002 is not significant and due primarily to certain state taxes.

At December 31, 2003, the Company had net tax operating loss carryforwards of approximately $5,105,000 and $2,553,000 available to offset future taxable federal and state income, respectively. If not utilized to offset future taxable income, the carryforwards will expire in various years through 2023. In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax net operating loss carryforwards could be severely restricted.

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


7. EQUITY TRANSACTIONS

PREFERRED STOCK

The Company has authorized 15,000,000 shares of cumulative, convertible Series B Preferred Stock ("Series B") with a par value of $1 per share. The Series B have a mandatory cumulative dividend of $1.25 per share, which is payable on a semi-annual basis, and convertible into 1.67 shares of the Company's common stock, do not have any voting rights, and have liquidation preferences, as defined. As of December 31, 2001, in accordance with the conversion terms of the Series B, 95,023 shares of the common stock remained unissued and committed, which the Company has reclassified to common stock during the year ended December 31, 2002 because the stock had constructively been issued.

In March 2002, the Board of Directors authorized 75,000 shares of 5% cumulative, convertible Series C Preferred Stock ("Series C") with a par value of $1 per share. The Series C have a mandatory cumulative dividend of $1.25 per share, which is payable on a semi-annual basis in June and December each year to holders of record on November 30 and May 31, are convertible at anytime into
16.667 shares of the Company's common stock, do not have any voting rights, and have liquidation preferences, as defined.

During the year ended December 31, 2002, the Company completed a Private Placement Memorandum ("PPM") in which the Company offered to eligible investors, as defined, a maximum of 60,000 shares of Series C, with a required minimum offering of 30,000 shares of Series C to be sold at $25 per share. During fiscal 2002 and pursuant to the PPM, the Company sold 44,000 shares of Series C to eligible investors for proceeds of $956,605 (net of commissions and offering costs of $143,395). In addition, the Company issued 2,200 shares of Series C and 40,000 restricted shares of common stock (see below) to the placement agent for services provided in connection with the PPM.

The Series C issued in fiscal 2002 was issued with a beneficial conversion feature as the issuance date trading value of the Company's common stock was greater than the conversion price. Accordingly, the Company has recorded a deemed dividend to the Series C shareholders of $308,029. The deemed dividend is reflected as an increase in the net loss available to common shareholders (see
Note 8). As of December 31, 2003, the Company had a total of $63,600 shares of Series C issued and outstanding, with accumulated dividends totaling $195,000, which is recorded in the accompanying consolidated balance sheet.

In September 2003, the Company issued 31,800 shares of series C, valued at approximately $111,000 (based on the estimated fair market value on the date of grant) to consultants for services to be rendered through March 2004. The Company has expensed approximately $65,000 in the year ended December 31, 2003 related to such issuance.

During the year ended December 31, 2003, holders of the Company's Preferred C converted 14,400 shares into 240,006 shares of common stock.

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

7. EQUITY TRANSACTIONS (continued)

COMMON STOCK

During the year ended December 31, 2001, the Company received an $87,500 subscription receivable from a member of the Board of Directors in exchange for shares of the Company's restricted common stock. The subscription receivable bears interest at an annual rate of 6%. Principal and any unpaid interest were due on October 6, 2001. As of December 31, 2003, the subscription receivable remains unpaid, but management expects full collection.

During the year ended December 31, 2001, the Company issued 71,250 restricted shares of common stock to two consultants for services to be rendered valued at $292,125 (estimated based on the market price on the date of grant) and amortized over the term of the services, as specified in the related agreements. During the year ended December 31, 2002, the Company amortized $155,031 to consulting expense in the accompanying consolidated statements of operations.

During the year ended December 31, 2002, the Company issued 140,000 restricted shares of common stock (including 7,750 shares of Treasury Stock) valued at $216,000 (estimated based on the market price on the date of grant) to three consulting firms for services to be rendered in relation to corporate finance and investor relations for periods ranging from 3 months to one year. The Company recorded the entire value of $216,000 to deferred consulting fees and is amortizing the amount to consulting expense in the accompanying consolidated statements of operations over the periods of service. For the years ended December 31, 2003 and 2002, the Company amortized $160,167 and $55,833, respectively, to consulting expense in the accompanying consolidated statements of operations.

During the year ended December 31, 2002, the Company issued 30,000 restricted shares of common stock valued at approximately $59,500 (estimated based on the market price on the date of grant) to two legal firms for services rendered, which the Company recorded to legal expense in the accompanying consolidated statement of operations for the year ended December 31, 2002.

During the year ended December 31, 2002, the Company issued 275,000 restricted shares of common stock valued at approximately $273,000 in connection with various notes payable (See Note 5).

During the year ended December 31, 2002, the Company received two subscriptions receivable totaling $375,000 in exchange for 250,000 restricted shares of common stock. The receivables bear interest at an annual rate of 5%. Principal and any unpaid interest on both subscriptions receivable were due on August 22, 2003, and are in default as of December 31, 2003. The Company is currently in negations related to the outstanding principal balance. The related accrued interest receivable and interest income are insignificant to the consolidated financial statements.

During the year ended December 31, 2002, the Company issued 40,000 restricted shares of common stock in connection with the PPM (see above). Since such costs are related to equity fund raising, the transaction has no effect on the Company's net equity as presented in the accompanying consolidated statements of stockholders' equity (deficit).

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

7. EQUITY TRANSACTIONS (continued)

COMMON STOCK (continued)

During the year ended December 31, 2003, the Company issued 719,918 shares of restricted common stock valued at $202,500 (estimated based on the market price on the date of grant) to consultants for services to be rendered through September 2004. The Company recorded the entire value to deferred consulting fees and is amortizing the amount to consulting expense over the periods of service. As of December 31, 2003, the total unamortized consulting fees approximated $64,000, which is recorded as an increase to stockholders deficit.

During the year ended December 31, 2003, the Company issued 100,000 shares of restricted common stock to a shareholder as penalty for not registering shares previously issued under Form SB-2 in a timely manner. The common stock was valued at $21,000 (estimated based on the market price on the date of grant).

During the year ended December 31, 2003, the Company issued 64,720 shares of restricted common stock in reconciliation with the reverse merger in 2001.

STOCK OPTIONS AND WARRANTS

Under the terms of the Company's Incentive Stock Option Plan ("ISOP"), options to purchase an aggregate of 1,000,000 shares of common stock may be issued to key employees, as defined. The exercise price of any option may not be less than the fair market value of the shares on the date of grant. No options granted may be exercisable more than 10 years after the date of grant. The options granted generally vest evenly over a one-year period, beginning from the date of grant.

Under the terms of the Company's non-statutory stock option plan ("NSSO"), options to purchase an aggregate of 1,350,000 shares of common stock may be issued to non-employees for services rendered. These options are non-assignable and non-transferable, are exercisable over a five-year period from the date of grant, and vest on the date of grant.

In December 2001, the Company issued 100,000 warrants to purchase common stock for $2 per share, which is exercisable for two years from the date of issuance. The warrants were issued in connection with a six-month, short-term note payable and cancelled during fiscal 2003. In accordance with accounting principles generally accepted in the United States, the proceeds of the financing have been allocated to the debt and the warrants, based on their relative fair values. Accordingly, a discount of $106,000 has been recorded as a reduction in the debt balance, and the off-setting credit has been recorded as additional paid-in capital. The debt discount was amortized and charged to interest expense over the life of the debt. Amortization of the debt discount is included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2002. As part of an extension agreement, the Company effectively cancelled the original 100,000 warrants and issued warrants to purchase 200,000 shares of common stock at an exercise price of $1.00, which vested upon grant and expire in December 2003. As the pro-rata value of the 200,000 warrants issued approximates he amounts expensed in 2002, no additional expense has been recorded. Note C is personally guaranteed by a stockholder and is in default at December 31, 2003.

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


7. EQUITY TRANSACTIONS (continued)

STOCK OPTIONS AND WARRANTS (continued)

In September 2002, the Company granted 100,000 stock options to a third party for services rendered valued at $68,000 (estimated based on the Black-Scholes option pricing model pursuant to SFAS 123). The stock options had an exercise price of $1.10, vested immediately and expired in September 2003.

During the year ended December 31, 2003, the Company granted a warrant to purchase 25,000 shares of the Company's restricted common stock in connection with the issuance of a note payable (see Note 5). The pro-rata value of the warrant was $13,000 (estimated based on the Black-Scholes option pricing model pursuant to SFAS 123). The warrant has an exercise price of $1.00, vests immediately and is exercisable through January 2008.

During the year ended December 31, 2003, the Company granted a warrant to purchase 5,000 shares of the Company's restricted common stock in connection with the deferral of the maturity date of a note payable (see Note 5). The value of the warrant was $4,500 (estimated based on the Black-Scholes option pricing model pursuant to SFAS 123). The warrant has an exercise price of $1.25, vests immediately and is exercisable through March 2008.

In September 2003, the Company granted options to purchase an aggregate of 1,300,000 shares of restricted common stock, at an exercise price of $0.25 per share (the fair market value of the Company's common stock on the date of grant), to various employees of the Company. The options vested immediately and are exercisable through September 2008.

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


7. EQUITY TRANSACTIONS (continued)

STOCK OPTIONS AND WARRANTS (continued)

The following is a status of the stock options and warrants outstanding at December 31, 2003 and the changes during the two years then ended:

                                                              Year Ended                           Year Ended
                                                             December 31,                          December 31,
                                                                2003                                 2002
                                                 -----------------------------------      -----------------------------
                                                                                                             Weighted
                                                 Options and          Weighted            Options and        Average
                                                 Warrants             Average Price       Warrants           Price
                                                 -------------        -------------       ------------       ----------

Outstanding, beginning of year                        741,583         $     8.06            641,583            $  9.15

Granted                                             1,530,000               0.36            100,000               1.10

Exercised                                                   -                  -

Cancelled/Terminated                                (450,000)              (5.06)                 -                  -
                                                 -------------        ----------          ---------          ---------

Outstanding and exercisable, end of year            1,821,583         $     2.34            741,583          $    8.06
                                                 =============        ==========          =========          =========

Weighted average fair value of options granted                        $     0.17                                 $0.68
                                                                      ==========                             =========


The following table summarizes information related to stock options outstanding at December 31, 2003:

                                  Options Outstanding
                  -----------------------------------------------------
                                   Weighted
                                   Average                    Weighted
                                  Remaining                    Average
                                 Contractual                  Exercise
Exercise Price        Number     Life (Years)                  Price
----------------- -----------------------------------------------------

     $0.25         1,300,000         4.7                          $0.25
 $1.00- $1.25        130,000         3.8                           1.09
 $5.00- $7.50         35,000         1.4                           7.01
 $9.80- $10.00       356,583         1.2                           9.96
                  ----------                                     ------

                   1,821,583                                      $2.34
----------------- -----------------------------------------------------

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

7. EQUITY TRANSACTIONS (continue

STOCK OPTIONS (continued)

The following outlines the significant assumptions used to calculate the fair market value information presented utilizing the Black-Scholes pricing model during fiscal years 2003 and 2002:

                                  YEAR ENDED            YEAR ENDED
                              DECEMBER 31, 2003      DECEMBER 31, 2002
                             ------------------      -----------------

Discount rate                       2%- 3%                 3.50%

Volatility                           253%                  365%

Expected life                      4 years                4 years

Expected dividend yield               -                      -
                             ------------------      -----------------

8. LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2003 and 2002:

                                                        2003                 2002
                                                  ------------------  ------------------

Net loss                                          $   (2,937,616)     $   (1,760,601)

Cumulative preferred dividends (See Note 7)             (137,250)            (57,750)

Deemed dividends on preferred stock (See Note 7)                -           (308,029)
                                                  ------------------  ------------------

Numerator for basic and diluted loss per share:
     Net loss applicable to common stockholders       (3,074,866)         (2,126,380)

Denominator for basic and diluted loss per share:
     Weighted average shares                          7,355,214           5,290,154
                                                  ------------------  ------------------

Basic and diluted loss per share                  $        (0.42)     $        (0.40)
                                                  ==================  ==================

9. COMMITMENTS AND CONTINGENCIES

SERVICE AGREEMENTS

Periodically, the Company enters into various agreements for services including, but not limited to, public relations, financial consulting and manufacturing consulting. Generally, the agreements are ongoing until such time they are terminated, as defined. Compensation for services is paid either at a fixed monthly rate or based on a percentage, as specified, and may be payable in shares of the 9. COMMITMENTS AND CONTINGENCIES (continued)

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

SERVICE AGREEMENTS (continued)

Company's common stock. The Company's policy is that expenses related to these types of agreements are valued at the fair market value of the services or the shares granted, whichever is more realistically determinable. Such expenses are amortized over the period of service.

LEASES

The Company leases equipment under various operating lease agreements which require monthly payments ranging from approximately $250 to $600, and maturing through July 2006.

The Company also leases its office and warehouse facility under a non-cancelable operating lease agreement. The lease requires monthly lease payments of approximately $31,000, with annual increases of 3% through December 2006. The lease is personally guaranteed by one of the stockholders. The lease agreement included a provision in which the Company could purchase the land and building (the "Property") for $3,050,000 from the current landlord/owner, as amended. During the year ended December 31, 2001, the Company entered into a note payable with the prior landlord/owner of the Property in the amount of $215,000, as a condition of sale of the Property to the current landlord/owner and as a deposit toward the eventual purchase of the Property by the Company, then subsequently deposited an additional $250,000 directly into escrow. The deposits totaling $465,000 were non-refundable. In March 2003, a third party purchased the Property. Therefore, as the Company has no legal claim for the deposits, such amounts have been expensed in the accompanying condensed consolidated statements of operations.

The Company was a sublessor in a sublease of an office and warehouse facility under a non-cancelable operating sublease agreement which expired in August 2003. During fiscal years 2003 and 2002, in connection with the sublease, the Company has recognized approximately $167,000 and $100,000 of rental income, of which $148,000 and $84,000 represents the Company's obligation as the original lessee, respectively. The aforementioned amounts have been included in operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2003 and 2002.

The Company leases certain equipment under capital lease obligations that expire through December 2005. Monthly payments approximate $12,000, including interest at rates ranging from 14% to 31%. The assets under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value.

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


9. COMMITMENTS AND CONTINGENCIES (continued)

LEASES (continued)

Future minimum lease payments on the operating and capital lease obligations (net of sublease income) for the years ending December 31 approximates:


                                       Operating             Capital
                                        Leases               Leases               Total
                                    --------------        -------------        --------------
2004                                     385,000                96,000              481,000
2005                                     389,000                77,000              466,000
2006                                     396,000                     -              396,000
2007
                                    --------------        -------------        --------------

Total minimum lease payments        $  1,170,000          $    173,000         $  1,343,000
                                    ==============        =============        ==============

Less imputed interest                                     $      26,000
                                                          -------------
Present value of minimum lease
   payments                                                     147,000

Less current portion                                             80,000
                                                          -------------
Long-term portion                                         $      67,000
                                                          =============

Rental expense for operating leases approximated $380,000 (net of approximately $165,000 sublease rental income) and $365,000 (net of approximately $125,000 sublease rental income) for the years ended December 31, 2003 and 2002, respectively. Interest expense incurred pursuant to capital lease obligations approximated $25,000 and $21,000 for the years ended December 31, 2003 and 2002, respectively.

Equipment under capital leases as of December 31, 2003, which is included in property and equipment in the accompanying consolidated balance sheet (see Note
3) approximates:

 Machinery and equipment                    $    360,000
 Accumulated depreciation                       (156,000)
                                            ------------
                                            $    204,000
                                            ============

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



9. COMMITMENTS AND CONTINGENCIES (continued)

LEGAL

From time to time, the Company may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business. Except as described below, the Company is currently not involved in any such litigation, which management believes could have a material adverse effect on its financial position or result of operations.

NEED DETAILS RELATED TO THE WEINER FAMILY TRUST LAWSUIT

BACKLOG (Unaudited)

The following schedule approximates a reconciliation of backlog representing signed purchase orders.

      Balance, January 1, 2003                                                         $      1,200,000
      New contracts, January 1, 2003 through December 31, 2003
                                                                                              7,900,000
                                                                                       ----------------
                                                                                              9,100,000

      Less, contract revenue earned - January 1, 2003 through December 31, 2003
                                                                                            (6,908,000)
                                                                                       ----------------

      Balance December 31, 2003                                                        $      2,192,000
                                                                                       ================


10. SUBSEQUENT EVENTS