Form 10QSB
period 2004-03-31
NEW CENTURY COMPANIES INC
filed 2004-05-24
CIK 318716

SECURITIES EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:                               Commission File Number:
  March 31, 2004                                          0-7722


                         NEW CENTURY COMPANIES, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



           DELAWARE                                        061034587
-------------------------------                 ----------------------------
(State or other jurisdiction of                 (IRS Employer Identification
 Incorporation or organization)                             Number)



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

                                Yes _X_   No___

The number of shares of Common Stock, par value $ .10 per share, outstanding as of March 31, 2004 was 6,995,265.

Transitional Small Business Disclosure Format (check one):  Yes ___  No _X_

ITEM 1.  FINANCIAL STATEMENTS

      The condensed consolidated Financial Statements are set forth at the end of this document.

                                                                      Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                           ----

   Condensed Consolidated Balance Sheet                                13

   Condensed Consolidated Statements of Operations                     14

   Condensed Consolidated Statements of Cash Flows                     15

   Notes to Condensed Consolidated Financial Statements               16-21


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

ITEM 3. CONTROLS AND PROCEDURES

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

ITEM 2. CHANGES IN SECURITIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

ITEM 1.  FINANCIAL STATEMENTS

     The condensed consolidated Financial Statements are set forth at the end of this document.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

OVERVIEW

     On May 25, 2001, the Company entered into a plan of Reorganization and Merger with New Century Remanufacturing, Inc. ("NCR"). Immediately prior to the merger, the Company had 50,000,000 shares authorized and 2,695,942 shares issued and outstanding. Pursuant to the merger, all of the 1,800 outstanding shares of NCR were exchanged for shares of the Company on a 1 to 833.33 basis or into 1,500,000 shares of common stock of the Company for a total of 4,195,942 shares of common stock issued and outstanding. Immediately after the merger, all then existing officers and directors of the Company resigned and the management of NCR was elected and appointed to such positions; thereby effecting a change of control. Although NCR became a wholly owned subsidiary of the Company following the transaction, because the transaction resulted in a change of control, the transaction was recorded as a "reverse merger" whereby NCR was considered to be the accounting acquirer of the Company.

     After the reverse merger the Company changed its name to New Century Companies, Inc. The results of the Company previously filed in the past years are not included herein. The related financial statements are the results of operations for NCR.

PLAN OF OPERATIONS

     The earnings of the Company for the three months ended March 31, 2004 were negative as a result of a decrease in sales and the corporate expenses related to compliance with the regulatory requirements of being a public company. The Company's current strategy is to expand its customer sales base with its present line of machine products. Plans for expansion are expected to be funded through current working capital from ongoing sales. However, significant growth will require additional funds in the form of debt or equity, or a combination thereof. However, there can be no assurance these funds will be available.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO MARCH 31, 2003.

     Revenues. The Company generated revenues of $979,308 for the three months ended March 31, 2004, which was a $738,832 or 43% decrease from $1,718,140 for the three months ended March 31, 2003. The decrease is the result of a deficiency in working capital, which has limited our ability to fulfill customer orders. Additionally, the overall market for machine tools is cyclical, reflecting economic conditions, production capacity utilization, changes in tax and fiscal policies, corporate profitability and financial condition as well as the general level of business confidence. The Company cannot predict for what period of time the decreased level of customer purchases will continue, whether the level of customer purchases will decline further, or the level at which incoming orders will be.

     Gross Loss. Gross loss for the three months ended March 31, 2004, was $(34,693) or -3.5% of revenues, compared to $(85,588), or -4.9% of revenues for the three months ended March 31, 2003.

     Net Loss. Net operating loss decreased to ($493,088) for the three months ended March 31, 2004 compared to $(954,789) for the three months ended March 31, 2003. The primary reason for the decrease relates to a one-time charge related to a write-off of a deposit of $465,000 in fiscal 2003.

     Interest Expense. Interest expense for the three months ended March 31, 2004, decreased to $41,798 compared to $113,433, for the three months ended March 31, 2003, primarily due to the repayment of $900,000 short-term loan in January 2003. In January 2003, the company paid $60,000 additional interest for $900,000 and $500,000 short-term loans.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

     The net cash decrease of the Company during the three months ended March 31, 2004 was ($155,969). The decrease is due to net cash used in operating activities of ($175,207). The Company has a substantial working capital deficit and requires an infusion of funds in the form of equity and/or debt. However, there is no guarantee that the Company will raise sufficient additional funds to execute its business plan. To the extent that the Company is unable to raise sufficient additional funds, the Company's business plan will substantially modified, its operations curtailed or protection under bankruptcy/reorganization laws sought.

     During the period ended March 31, 2004, the Company issued a Private Placement Memorandum ("PPM") in which the Company offered to eligible investors, as defined, a maximum of 30,000 shares of Series D preferred stock (Series D"), with a required minimum offering of 1,000 shares of Series D to be sold at $25 per share. As of April 30, 2004 and pursuant to the PPM, the Company sold 20,000 shares of Series D to eligible investors for proceeds approximating $470,000 (net of commissions and offering costs of $30,000). In addition, the Company issued 1,000 shares of series D and a warrant to purchase 20,000 shares of restricted common stock at exercise prices ranging from $0.50 to $1.00, immediately vesting and expiring in February 2007.

     The Company is currently addressing its liquidity issue by the following actions: The Company continues its aggressive program for selling inventory that has been produced or is currently in production. The Company continues to implement plans to further reduce operating costs. The Company is continually seeking investment capital through the public markets including through its PPM discussed above. However, there is no guarantee that any of these strategies will enable the Company to meet its obligations for the foreseeable future.

INFLATION AND CHANGING PRICES

      The Company does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

GOING CONCERN

     The Company has incurred operating losses in the last two years, has a working capital deficit and a significant stockholders' deficit. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

      Long-Lived Assets

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discounted operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS 144 on January 1, 2002. The provision of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell such assets, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements with respect to future disposal decision, if any. To date, management has determined that no such impairment exists and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue which could result in impairment of long-lived assets in the future.

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

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company's revenue recognition policy for services and product sales conforms to SAB 101. The Company recognizes revenue of long-term contracts pursuant to Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts."

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

Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standards setters appear likely to cause a material change in the Company's accounting policies, outcomes cannot be predicted with confidence. Also see Note 1 of the Notes to Condensed Consolidated Financial Statements, Organization and Significant Accounting Policies, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

      Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures (as defined in Rules 13(a)-15(c) of the Exchange Act) include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company' s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of March 31, 2004, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures over financial reports are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls

      There were no changes in the Company's internal controls over financial reports during the quarter ended March 31, 2004 that are likely to affect those controls. Thus, no corrective actions with regard to significant deficiencies or material weakness were necessary.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

      None.

Item 2.     Changes in Securities

      During the quarter ended March 31, 2004, the Company issued 100,000 shares. The shares were issued pursuant to Section 4(2) of the Act.

Item 3.     Defaults Upon Senior Securities

      1. A note payable to an unaffiliated third party in the amount of $500,000 with an interest rate of 10% per annum, matured in April 2003 and is currently in default.

      2. A note payable to an unaffiliated third party in the amount of $250,000 that was in default was extended until December 31, 2003. Originally, the Company issued to the note holder warrants to purchase 100,000 shares of the Company's restricted common stock at an exercise price of $2.00 valued at $106,000 (based on the Black-Scholes option pricing model), which the Company has amortized to interest expense during the year ended December 31, 2002. As part of an extension agreement, the Company effectively cancelled the original 100,000 warrants and issued warrants to purchase 200,000 shares of common stock at an exercise price of $1.00, which vested upon grant and expire in December 2003.

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



May 20, 2004                           /s/ David Duquette
                                       ----------------------------------------
                                       Name:  David Duquette
                                       Title: Chief Executive Officer and Chief
                                              Financial Officer

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           March 31, 2004 (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

Current Assets
       Cash                                                               $        --
       Contracts receivable                                                   268,917
       Inventories, net                                                     1,182,015
       Costs in excess net of billings on uncompleted contracts               334,530
       Prepaid expenses and other current assets                               23,001
                                                                          -----------
            Total current assets                                            1,808,463

PROPERTY AND EQUIPMENT, NET                                                   537,535
                                                                          -----------
                                                                          $ 2,345,998
                                                                          ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
       Bank overdraft                                                     $   164,672
       Accounts payable and accrued expenses                                2,597,663
       Dividends payable                                                      234,750
       Billings in excess of costs on uncompleted contracts                   592,745
       Notes payable                                                        1,215,000
       Current portion of obligations under capital lease                      79,575
                                                                          -----------
            Total current liabilities                                       4,884,405

OBLIGATIONS UNDER CAPITAL LEASE, NET OF CURRENT PORTION                        46,916
                                                                          -----------
TOTAL LIABILITIES                                                           4,931,321
                                                                          -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
       Cumulative, convertible, Series B preferred stock, $1 par value,
       15,000,000 shares authorized, no shares issued and outstanding              --
       Cumulative, convertible, Series C preferred stock, $1 par value,
       75,000 shares authorized, 63,600 shares issued and outstanding
       (liquidation preference of $1,825,000)                                  63,600
       Common stock, $0.10 par value, 50,000,000 shares authorized;
         6,995,265 shares issued and outstanding                              699,527
       Subscriptions receivable                                              (462,500)
       Notes receivable from stockholders                                    (466,159)
       Deferred consulting fees                                               (14,438)
       Additional paid-in capital                                           3,849,194
       Accumulated deficit                                                 (6,254,547)
                                                                          -----------
       Total stockholders' deficit                                         (2,585,323)
                                                                          -----------
                                                                          $ 2,345,998
                                                                          ===========

--------------------------------------------------------------------------------
Page 13

   See accompanying notes to the condensed consolidated financial statements.

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three
                      Months Ended March 31, 2004 and 2003
--------------------------------------------------------------------------------

                                                        2004           2003
                                                    -----------    -----------

NET SALES                                           $   979,308    $ 1,718,140

COST OF SALES                                         1,014,001      1,803,728
                                                    -----------    -----------

GROSS LOSS                                              (34,693)       (85,588)
                                                    -----------    -----------

OPERATING EXPENSES
  Consulting and other compensation                     167,859         78,556
  Salaries and related                                   54,964        103,519
  Selling, general and administrative                   235,572        222,126
  Loss of deposit                                            --        465,000
                                                    -----------    -----------
TOTAL OPERATING EXPENSES                                458,395        869,201
                                                    -----------    -----------

OPERATING LOSS                                         (493,088)      (954,789)
                                                    -----------    -----------

INTEREST EXPENSE                                        (41,798)      (113,433)
                                                    -----------    -----------


LOSS BEFORE PROVISION FOR INCOME TAXES                 (534,886)    (1,068,222)

PROVISION FOR INCOME TAXES                                   --          1,600
                                                    -----------    -----------

NET LOSS                                            $  (534,886)   $(1,069,822)
                                                    ===========    ===========

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS          $  (729,886)   $(1,156,447)
                                                    ===========    ===========

BASIC AND DILUTED NET LOSS AVAILABLE TO
  COMMON STOCKHOLDERS PER COMMON SHARE              $     (0.11)   $     (0.20)
                                                    ===========    ===========

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                  6,911,932      5,853,883
                                                    ===========    ===========


--------------------------------------------------------------------------------
Page 14

   See accompanying notes to the condensed consolidated financial statements.

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
--------------------------------------------------------------------------------

                                                                            2004           2003
                                                                        -----------    -----------
Cash flows from operating activities:
     Net loss                                                           $  (534,886)   $(1,069,822)
     Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
         Depreciation and amortization of property and equipment             69,041         75,235
         Amortization of consulting fees                                     95,375         18,750
         Amortization of debt discount on notes payable                          --         45,000
         Estimated fair market value of common stock issued for
            consulting services                                              50,000         72,000
         Estimated fair market value of warrants issued in connection
            with notes payable                                                   --         17,350
         Changes in operating assets and liabilities:
            Contracts receivable                                           (118,466)       225,371
            Inventories                                                     (25,072)       222,839
            Costs in excess of billings on uncompleted contracts            (13,998)      (196,261)
            Prepaid expenses and other current assets                         2,690       (148,658)
            Deposits                                                             --        465,000
            Accounts payable and accrued expenses                           274,978        148,623
            Billings in excess of costs on uncompleted contracts             25,131        578,705
                                                                        -----------    -----------

     Net cash (used in) provided by operating activities                   (175,207)       454,132
                                                                        -----------    -----------
Cash flows from investing activities:
     Purchases of property and equipment                                       (719)        (8,449)
                                                                        -----------    -----------

     Net cash used in investing activities                                     (719)        (8,449)
                                                                        -----------    -----------
Cash flows from financing activities:
     Bank overdraft                                                          40,114         (5,764)
     Proceeds from the issuance of notes payable                                 --        455,000
     Principal repayments on notes payable                                       --       (900,000)
     Principal repayments on obligations under capital lease                (20,157)       (32,194)
                                                                        -----------    -----------

     Net cash provided by (used in) financing activities                     19,957       (482,958)
                                                                        -----------    -----------

Net decrease in cash                                                       (155,969)       (37,275)

Cash at beginning of period                                                 155,969         80,276
                                                                        -----------    -----------

Cash at end of period                                                   $        --    $    43,001
                                                                        ===========    ===========


Supplemental disclosure of non-cash activities -

         Dividends payable                                              $    39,750    $    28,875
                                                                        ===========    ===========

--------------------------------------------------------------------------------
Page 15

   See accompanying notes to the condensed consolidated financial statements.

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
--------------------------------------------------------------------------------

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

The Company completed a reverse merger in May 2001 and trades on the OTC Bulletin Board under the symbol "NCNC."

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of New Century Companies, Inc. and its wholly owned subsidiary, New Century Remanufacturing (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2004, the Company has negative working capital of $3,075,942, an accumulated deficit of $6,254,547 and recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through increased sales and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2004. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
--------------------------------------------------------------------------------


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

     o The Company has secured approximately $3,000,000 of new orders from January 2004 through April 2004.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company's revenue recognition policy for services and product sales conforms to SAB 101. The Company recognizes revenue of long-term contracts pursuant to Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (see below).

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
--------------------------------------------------------------------------------


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

BASIC AND DILUTED LOSS PER COMMON SHARE

Under SFAS 128, "Earnings Per Share," basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were 1,821,583 and 870,015 additional potential common shares of March 31, 2004 and 2003, respectively). Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
--------------------------------------------------------------------------------


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

BASIC AND DILUTED LOSS PER COMMON SHARE (continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month and nine month periods ended March 31, 2004 and 2004:

                                                    FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                    --------------------------
                                                        2004           2003
                                                    -----------    -----------

Net loss                                            $  (534,886)   $(1,069,822)
Current cumulative preferred dividends                 (234,750)       (86,625)
                                                    -----------    -----------
Numerator for basic and diluted loss per share:
Net loss applicable to common stockholders             (729,886)    (1,546,447)

Denominator for basic and diluted loss per share:
Weighted average shares                               6,911,932      5,853,883
                                                    -----------    -----------

Basic and diluted loss per share                    $     (0.11)   $     (0.20)
                                                    ===========    ===========


STOCK BASED EMPLOYEE COMPENSATION

At March 31, 2004, the Company has one stock-based employee compensation plan and one stock-based non-employee compensation plan. The Company accounts for the employee compensation plan under the recognition and measurement principles of APB 25, and related interpretation. The Company accounts for the non-employee compensation plan under the recognition measurement principles of SFAS 123. There was no employee stock-based compensation cost recognized in net loss for the three month period ended March 31, 2004 and 2003. All options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
--------------------------------------------------------------------------------


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION (continued)

                                                                       FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      ----------------------------
                                                                          2004            2003
                                                                      ------------    ------------
Net loss applicable to common stockholders:
    As reported                                                       $   (729,886)   $ (1,546,447)
    Deduct: Total stock-based employee compensation expense
            determined under fair value based method for all awards             --              --
                                                                      ------------    ------------
    Pro forma                                                         $   (729,886)   $ (1,546,447)
                                                                      ============    ============

Basic and diluted net loss per share:
    As reported                                                       $      (0.11)   $      (0.20)
                                                                      ============    ============
    Pro forma                                                         $      (0.11)   $      (0.20)
                                                                      ============    ============

The  above  pro  forma  effects  of  applying  SFAS  123  are  not   necessarily
representative of the impact on reported net loss for future years.

NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements discussed in the notes to the December 31, 2003 financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB that were required to be adopted during the year ended December 31, 2004 did not have a significant impact on the Company's financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 condensed consolidated financial statements to conform to the 2004 presentation.

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
--------------------------------------------------------------------------------


2. CONTRACTS IN PROGRESS

Contracts in progress as of March 31, 2004 were as follows:

Cumulative costs to date                                            $ 4,289,774
Cumulative gross profit to date                                       2,856,838
                                                                    -----------

Cumulative revenue earned                                             7,146,612

Less progress billings to date                                       (7,404,827)
                                                                    -----------

      Net overbillings                                              $  (258,215)
                                                                    ===========

The following is included in the accompanying condensed consolidated balance sheet under these captions as of March 31, 2004:

Costs and estimated earnings on contracts in progress in excess of billings
                                                                    $   334,530
Billings in excess of costs and estimated earnings on contracts in
    progress                                                           (592,745)
                                                                    -----------

      Net overbillings                                              $  (258,215)
                                                                    ===========

3. EQUITY TRANSACTIONS

During the quarter ended March 31, 2004, the Company issued 100,000 shares of restricted common stock valued at $50,000 (estimated based on the market price on the date of grant) to a consulting firm for services rendered in relation to corporate finance and investor relations. Since the service period was substantially completed as of March 31, 2004, the Company recorded the entire amount to consulting expense in the accompanying condensed consolidated statements of operations.

During the period ended March 31, 2004, the Company issued a Private Placement Memorandum ("PPM") in which the Company offered to eligible investors, as defined, a maximum of 30,000 shares of Series D preferred stock (Series D"), with a required minimum offering of 1,000 shares of Series D to be sold at $25 per share. As of April 30, 2004 and pursuant to the PPM, the Company sold 20,000 shares of Series D to eligible investors for proceeds approximating $470,000 (net of commissions and offering costs of $30,000). In addition, the Company issued 1,000 shares of series D and a warrant to purchase 20,000 shares of restricted common stock at exercise prices ranging from $0.50 to $1.00, immediately vesting and expiring in February 2007.