Form 10QSB
period 2004-06-30
NEW CENTURY COMPANIES INC
filed 2004-08-16
CIK 318716

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(_) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:                              Commission File Number:
   June 30, 2004                                          0-7722


                           NEW CENTURY COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                      061034587
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
Incorporation or organization)


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

                                   Yes [X] No [_]

The number of shares of Common Stock, par value $ .10 per share, outstanding as of August 13, 2004 was 6,995,265.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

ITEM 1.  FINANCIAL STATEMENTS

      The condensed consolidated Financial Statements are set forth at the end of this document.

                                                                        Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheet                                10

     Condensed Consolidated Statements of Operations                     11

     Condensed Consolidated Statements of Cash Flows                     12

     Notes to Condensed Consolidated Financial Statements               13-18


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

ITEM 3.    CONTROLS AND PROCEDURES

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

PLAN OF OPERATIONS

The earnings of the Company for the three months ended June 30, 2004 were positive as a result of a decrease in operating expenses and a gain on forgiveness of accounts payable. The Company's current strategy is to expand its customer sales base with its present line of machine products. Plans for expansion are expected to be funded through current working capital from ongoing sales. However, significant growth will require additional funds in the form of debt or equity, or a combination thereof. However, there can be no assurance these funds will be available.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003.

      Revenues. The Company generated revenues of $1,581,761 for the three months ended June 30, 2004, which was a $356,071 or 18% decrease from $1,937,832 for the three months ended June 30, 2003. The decrease is the result of a deficiency in working capital, which has limited our ability to fulfill customer orders. Additionally, the overall market for machine tools is cyclical, reflecting economic conditions, production capacity utilization, changes in tax and fiscal policies, corporate profitability and financial condition as well as the general level of business confidence. The Company cannot predict for what period of time the decreased level of customer purchases will continue, whether the level of customer purchases will decline further, or the level at which incoming orders will be.

      Gross Profit. Gross profit for the three months ended June 30, 2004, was $61,210 or 4% of revenues, compared to $(42,012) or negative 2% for the three months ended June 30, 2003. The $103,222 increase in gross profit was generated by a decrease in cost of sales of $459,293, due to the increased productivity. The Company's management increased their effort in cutting material losses and increased efficiency of labor.

      Net Operating Loss. Net operating loss decreased to ($217,020) for the three months ended June 30, 2004 compared to $(407,450) for the three months ended June 30, 2003 as a result of management efforts to dramatically reduce operating expenses, such us consulting, salaries and general and administrative expenses, thereby increasing operational productivity.

      Net Income. Net income increased to $283,034 for the three months ended June 30, 2004 compared to a net loss of $(436,234) for the three months ended June 30, 2003 as a result of a $545,058 gain on forgiveness of accounts payable.

      Interest Expense. Interest expense for the three months ended June 30, 2004, increase to $45,004 compared to $28,784, for the three months ended June 30, 2003, primarily due to the accrual of interest on four default notes payable due to the inability of the Company to pay off its notes payable. The Company used these funds for the continuation of the operating activities.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003.

      Revenues. The Company generated revenues of $2,561,069 for the six months ended June 30, 2004, which was a $1,094,903 or 30% decrease from $3,655,972 for the six months ended June 30, 2003. The decrease is the result of a deficiency in working capital, which has limited our ability to fulfill customer orders. Additionally, the overall market for machine tools is cyclical, reflecting economic conditions, production capacity utilization, changes in tax and fiscal policies, corporate profitability and financial condition as well as the general level of business confidence. The Company cannot predict for what period of time the decreased level of customer purchases will continue, whether the level of customer purchases will decline further, or the level at which incoming orders will be.

      Gross Profit. Gross profit for the six months ended June 30, 2004, was $26,517 or 1% of revenues, compared to $(127,600) or negative 3% for the six months ended June 30, 2003. The $154,117 increase in gross profit was generated by a decrease in cost of sales of $1,249,020, due to the increased productivity. The Company's management increased their effort in cutting material losses and increased efficiency of labor.

      Net Loss. Net loss decreased to ($251,852) for the six months ended June 30, 2004 compared to $(1,504,456) for the six months ended June 30, 2003 as a result of management efforts to dramatically reduce operating expenses, such as consulting, salaries and general and administrative expenses, thereby increasing operational productivity and the $545,058 gain on vendors' forgiveness.

      Interest Expense. Interest expense for the six months ended June 30, 2004, decrease to $86,802 compared to $142,217, for the six months ended June 30, 2003, primarily due to the repayment of $900,000 short-term loan in January 2003. In January 2003, the Company paid $60,000 additional interest for $900, 000 and $500,000 short-term loans.

      FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

      At June 30, 2004, cash was $0 as compared to $20,660 at June 30, 2003. The decrease is due to net cash used in operating activities of ($648,043). The Company has a substantial working capital deficit and requires an infusion of funds in the form of equity and/or debt. However, there is no guarantee that the Company will raise sufficient funds to execute its business plan. To the extent that the Company is unable to raise sufficient funds, the Company's business plan will be required to be substantially modified, its operations curtailed or protection under bankruptcy/reorganization laws sought.

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

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company's revenue recognition policy for services and product sales conforms to SAB 101. The Company recognizes revenue on long-term contracts pursuant to Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts."

      Method of Accounting for Long-Term Contracts

The Company uses the percentage-of-completion method of accounting for long-term contracts and, therefore, takes into account the cost, estimated earnings and revenue to date on fixed-fee contracts not yet completed. The percentage-of-completion method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

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

ITEM 3. CONTROLS AND PROCEDURES

      Our Chief Executive Officer who is also our Chief Financial Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on his evaluation, he concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

      No change in our internal control over financial reporting occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES

      During the quarter ended June 30, 2004, we issued 23,640 shares of Series D Convertible Preferred Stock in a private placement to three accredited investors. The shares were issued pursuant to an exemption provided by
      Section 4(2) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      1. A note payable to an unaffiliated third party in the amount of $500,000 with an interest rate of 10% per annum, matured in April 2003 and is currently in default.

      2. A note payable to an unaffiliated third party in the amount of $250,000 that was extended until December 31, 2003. Originally, the Company issued to the note holder warrants to purchase 100,000 shares of the Company's restricted common stock at an exercise price of $2.00 valued at $106,000 (based on the Black-Scholes option pricing model), which the Company amortized to interest expense during the year ended December 31, 2002. As part of an extension agreement, the Company effectively cancelled the original 100,000 warrants and issued warrants to purchase 200,000 shares of common stock at an exercise price of $1.00, which vested upon grant and expired in December 2003.

      3. A note payable to an unaffiliated third party in the amount of $250,000 that was extended until May 2, 2003. As part of an extension agreement, the Company issued warrants to purchase 5,000 shares of common stock at an exercise price of $1.25, which vested upon grant and expire in March 2008.

      4. A promissory note to an unaffiliated third party in the amount of $215,000 with an interest rate of 15% per annum, matured in March 2002 and is currently in default.

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


August 16, 2004                         /s/ David Duquette
                                        ----------------------------------
                                        Name:  David Duquette
                                        Title: Chief Executive Officer and
                                               Chief Financial Officer

--------------------------------------------------------------------------------

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            June 30, 2004 (unaudited)

--------------------------------------------------------------------------------

                                 ASSETS
Current Assets
      Cash                                                                  $        --
      Contracts receivable                                                       39,767
      Inventories, net                                                        1,171,640
      Costs in excess of billings on uncompleted contracts                      493,182
      Prepaid expenses and other current assets                                  20,310
                                                                            -----------

           Total current assets                                               1,724,899

Property and Equipment, net                                                     469,125
                                                                            -----------

                                                                            $ 2,194,024
                                                                            ===========


                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
      Bank overdraft                                                        $   138,237
      Accounts payable and accrued expenses                                   1,930,752
      Dividends payable                                                         274,500
      Billings in excess of costs on uncompleted contracts                      303,259
      Notes payable                                                           1,215,000
      Current portion of obligations under capital lease                         79,575
                                                                            -----------

           Total current liabilities                                          3,941,323

Obligations Under Capital Lease, net of current portion                          25,865
                                                                            -----------

Total Liabilities                                                             3,967,188
                                                                            -----------

Commitments and Contingencies

Stockholders' Deficit
      Cumulative, convertible, Series B preferred stock, $1 par value,
      15,000,000 shares authorized, no shares issued and outstanding                 --
      Cumulative, convertible, Series C preferred stock, $1 par value,
      75,000 shares authorized, 63,600 shares issued and outstanding
      (liquidation preference of $1,865,000)                                     63,600
      Cumulative, convertible, Series D preferred stock, $25 par value,
      75,000 shares authorized, 23,640 shares issued and outstanding
      (liquidation preference of $591,000)                                      591,000
      Common stock, $0.10 par value, 50,000,000 shares authorized;
        6,995,265 shares issued and outstanding                                 699,527
      Subscriptions receivable                                                 (462,500)
      Notes receivable from stockholders                                       (466,159)
      Deferred consulting fees                                                   (6,563)
      Additional paid-in capital                                              3,972,854
      Accumulated deficit                                                    (6,164,923)
                                                                            -----------

      Total stockholders' deficit                                            (1,773,164)
                                                                            -----------

                                                                            $ 2,194,024
                                                                            ===========

--------------------------------------------------------------------------------

See accompanying notes to the condensed consolidated financial statements.

--------------------------------------------------------------------------------

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three and Six Months Ended June 30, 2004 and 2003

--------------------------------------------------------------------------------

                                                          For the Three Months             For the Six Months
                                                          Ended June 30, 2004              Ended June 30, 2004
                                                     ----------------------------      ----------------------------
                                                        2004             2003             2004              2003
                                                     -----------      -----------      -----------      -----------
                                                     (unaudited)      (unaudited)      (unaudited)      (unaudited)
  NET SALES                                          $ 1,581,761      $ 1,937,832      $ 2,561,069      $ 3,655,972

  COST OF SALES                                        1,520,551        1,979,844        2,534,552        3,783,572
                                                     -----------      -----------      -----------      -----------

  GROSS PROFIT (LOSS)                                     61,210          (42,012)          26,517         (127,600)
                                                     -----------      -----------      -----------      -----------

OPERATING EXPENSES
  Consulting and other compensation                       18,654           86,781          186,513          165,337
  Salaries and related                                    73,784           99,214          128,748          202,733
  Selling, general and administrative                    185,792          179,015          421,364          401,141
  Loss of deposit                                             --              428               --          465,428
                                                     -----------      -----------      -----------      -----------
  TOTAL OPERATING EXPENSES                               278,230          365,438          736,625        1,234,639
                                                     -----------      -----------      -----------      -----------

OPERATING LOSS                                          (217,020)        (407,450)        (710,108)      (1,362,239)
                                                     -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE)
  Gain on forgiveness of accounts payable                545,058               --          545,058               --
  Interest Income                                             --               --               --               --
  Interest Expense                                       (45,004)         (28,784)         (86,802)        (142,217)
                                                     -----------      -----------      -----------      -----------
  TOTAL OTHER INCOME (EXPENSE)                           500,054          (28,784)         458,256         (142,217)


INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES                                         283,034         (436,234)        (251,852)      (1,504,456)

PROVISION FOR INCOME TAXES                                    --               --               --            1,600
                                                     -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                    $   283,034      $  (436,234)     $  (251,852)     $(1,506,056)
                                                     ===========      ===========      ===========      ===========

NET INCOME (LOSS) APPLICABLE
TO COMMON STOCKHOLDERS                               $   243,284      $  (465,109)     $  (331,352)     $(1,563,806)
                                                     ===========      ===========      ===========      ===========
Basic net income (loss) available to
common stockholders per common share                 $      0.03      $     (0.08)     $     (0.05)     $     (0.26)
                                                     ===========      ===========      ===========      ===========
Diluted net income (loss) available to
common stockholders per common share                 $      0.03      $     (0.08)     $     (0.05)     $     (0.26)
                                                     ===========      ===========      ===========      ===========
Basic weighted average common shares
  outstanding                                          6,995,265        5,946,383        6,953,598        5,935,433
                                                     ===========      ===========      ===========      ===========
Diluted weighted average common shares
  outstanding                                          8,816,848        5,946,383        6,953,598        5,935,433
                                                     ===========      ===========      ===========      ===========

--------------------------------------------------------------------------------

See accompanying notes to the condensed consolidated financial statements.

--------------------------------------------------------------------------------

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Six Months Ended June 30, 2004 and 2003

--------------------------------------------------------------------------------

                                                                                 2004             2003
                                                                              -----------      -----------
                                                                              (unaudited)      (unaudited)
Cash flows from operating activities:
     Net loss                                                                 $  (251,852)     $(1,506,056)
     Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
        Depreciation and amortization of property and equipment                   138,128          150,319
        Gain on forgiveness of accounts payable                                   545,058               --
        Amortization of consulting fees                                           103,250           27,668
        Amortization of debt discount on notes payable                                 --           45,000
        Estimated fair market value of common stock issued for
           consulting services                                                     50,000           72,000
        Estimated fair market value of warrants issued in connection
           with notes payable                                                          --           17,350
        Changes in operating assets and liabilities:
           Contracts receivable                                                   110,684          544,741
           Inventories                                                            (14,697)         177,289
           Costs in excess of billings on uncompleted contracts                  (172,650)        (280,952)
           Prepaid expenses and other current assets                                5,381          (67,422)
           Deposits                                                                    --          465,000
           Accounts payable and accrued expenses                                 (896,990)         (47,964)
           Billings in excess of costs on uncompleted contracts                  (264,355)         815,329
                                                                              -----------      -----------

     Net cash (used in) provided by operating activities                         (648,043)         412,302
                                                                              -----------      -----------

Cash flows from investing activities:
     Purchases of property and equipment                                           (1,396)         (10,257)
                                                                              -----------      -----------

     Net cash used in investing activities                                         (1,396)         (10,257)
                                                                              -----------      -----------

Cash flows from financing activities:
     Proceeds from issuance of preferred stock                                    521,000               --
     Bank overdraft                                                                13,679           37,524
     Proceeds from the issuance of notes payable                                       --          455,000
     Principal repayments on notes payable                                             --         (900,000)
     Principal repayments on obligations under capital lease                      (41,209)         (54,185)
                                                                              -----------      -----------

     Net cash provided by (used in) financing activities                          493,470         (461,661)
                                                                              -----------      -----------

Net decrease in cash                                                             (155,969)         (59,616)

Cash at beginning of period                                                       155,969           80,276
                                                                              -----------      -----------

Cash at end of period                                                         $        --      $    20,660
                                                                              ===========      ===========

Supplemental disclosure of non-cash activities -
        Dividends payable                                                     $    79,500      $    28,875
                                                                              ===========      ===========

--------------------------------------------------------------------------------

   See accompanying notes to the condensed consolidated financial statements.

--------------------------------------------------------------------------------

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

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

The Company completed a reverse merger in May 2001 and trades on the OTC Bulletin Board under the symbol "NCNC.OB."

BASIS OF PRESENTATION

      The accompanying aunaudited interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary of the Company for the interim periods have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of New Century Companies, Inc. and its wholly owned subsidiary, New Century Remanufacturing (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2004, the Company has negative working capital of approximately $2,200,000, an accumulated deficit of $6,100,000 and recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through increased sales and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2004. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

--------------------------------------------------------------------------------

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

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

      o The Company has secured approximately $4,100,000 of new orders from January 2004 through June 2004.

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

--------------------------------------------------------------------------------

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

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

BASIC AND DILUTED LOSS PER COMMON SHARE

Under SFAS 128, "Earnings Per Share," basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were 1,821,583 and 871,853 additional potential common shares of June 30, 2004 and 2003, respectively). With the exception of the three months ended June 30, 2004, the Company has incurred net losses and basic and diluted loss per share are equal because additional potential common shares would be anti-dilutive.

--------------------------------------------------------------------------------

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

--------------------------------------------------------------------------------


1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

BASIC AND DILUTED LOSS PER COMMON SHARE (continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the three month and six month periods ended June 30, 2004 and 2004:

                                                         FOR THE THREE MONTHS ENDED
                                                                  JUNE 30,
                                                        ----------------------------
                                                           2004             2003
                                                        -----------      -----------
Net income (loss)                                       $   283,034      $  (436,234)
Current cumulative preferred dividends                      (39,750)         (28,875)
                                                        -----------      -----------
Numerator for basic and diluted loss per share:

Net income (loss) applicable to common stockholders         243,284         (465,109)

Denominator for basic and diluted loss per share:

Weighted average shares                                   6,995,265        5,946,383
                                                        -----------      -----------

Basic income (loss) per share                           $      0.03      $     (0.08)
                                                        ===========      ===========
Diluted income (loss) per share                         $      0.03      $     (0.08)
                                                        ===========      ===========

                                                          FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,
                                                        ----------------------------
                                                           2004               2003
                                                        -----------      -----------
Net loss                                                $  (251,852)     $(1,506,056)
Current cumulative preferred dividends                      (79,500)         (57,750)
                                                        -----------      -----------

Numerator for basic and diluted loss per share:

Net loss applicable to common stockholders                 (331,352)      (1,563,806)

Denominator for basic and diluted loss per share:

Weighted average shares                                   6,953,598        5,935,433
                                                        -----------      -----------

Basic and diluted loss per share                        $     (0.05)     $     (0.26)
                                                        ===========      ===========

--------------------------------------------------------------------------------

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

--------------------------------------------------------------------------------


1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION

At June 30, 2004, the Company has one stock-based employee compensation plan and one stock-based non-employee compensation plan. The Company accounts for the employee compensation plan under the recognition and measurement principles of APB 25, and related interpretation. The Company accounts for the non-employee compensation plan under the recognition measurement principles of SFAS 123. There was no employee stock-based compensation cost recognized in net loss for the six month periods ended June 30, 2004 and 2003. All options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. There was no stock based compenstation under SFAS 123 for any of the periods included in these interim financial statements. Hence, the disclosure requirements under SFAS 148 are not required.


NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements discussed in the notes to the December 31, 2003 and 2002 financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB that were required to be adopted during the year ended December 31, 2004 did not have a significant impact on the Company's financial statements.

--------------------------------------------------------------------------------

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

--------------------------------------------------------------------------------


1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 condensed consolidated financial statements to conform to the 2004 presentation.

2.    CONTRACTS IN PROGRESS

Contracts in progress as of June 30, 2004 were as follows:

Cumulative costs to date                                            $ 5,281,395
Cumulative gross profit to date                                       3,444,003
                                                                    -----------

Cumulative revenue earned                                             8,725,398

Less progress billings to date                                       (8,535,475)
                                                                    -----------

     Net overbillings                                               $   189,923
                                                                    ===========


The following is included in the accompanying condensed consolidated balance sheet as of June 30, 2004:

Costs and estimated earnings on contracts
   in progress in excess of billings                                  $ 493,182
Billings in excess of costs and estimated earnings
   on contracts in progress                                            (303,259)
                                                                      ---------

     Net overbillings                                                 $ 189,923
                                                                      =========


3.    EQUITY TRANSACTIONS

During the quarter ended June 30, 2004, 23,640 shares of convertible Series D preferred stock were issued in exchange for $521,000 in cash in connection with a Private Placement Memorandum ("PPM"), net of $30,000 paid to the broker/dealer and $40,000 of advances which were exchanged for shares. Such offering costs were included as an offset to additional paid-in capital in the accompanying condensed consolidated balance sheet. Since the related conversion rate is 50:1, the effective conversion rate of $0.50 resulted in a deemed discount of $153,660, which was included in accumulated deficit. Additionally, the broker/dealer was granted Three-Year Placement Warrants, as defined in the PPM, with a cashless exercise feature to purchase 25,000 shares of the Company's common stock at prices ranging from $0.50 to $1.00. No expense was recorded related to the granting of such warrants as they are considered an offering cost.