Form 10QSB
period 2004-09-30
NEW CENTURY COMPANIES INC
filed 2004-11-22
CIK 318716

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:                        Commission File Number:
September 30, 2004                                                0-7722


                           NEW CENTURY COMPANIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       DELAWARE                                             061034587
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
Incorporation or organization)


                           9835 Santa Fe Springs Road
                           Santa Fe Springs, CA 90670
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)


                                 (562) 906-8455
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.
                                  Yes _X_ No___

The number of shares of Common Stock, par value $ .10 per share, outstanding as of November 18, 2004 was 7,042,265.

Transitional Small Business Disclosure Format (check one):   Yes ___   No _X_

ITEM 1.  FINANCIAL STATEMENTS

         The condensed consolidated Financial Statements are set forth at the end of this document.

                                                                            Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     Condensed Consolidated Balance Sheet

     Condensed Consolidated Statements of Operations

     Condensed Consolidated Statements of Cash Flows

     Notes to Condensed Consolidated Financial Statements


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.    CONTROLS AND PROCEDURES

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDING

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

ITEM 4.    SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS

ITEM 1.  FINANCIAL STATEMENTS

       The condensed consolidated financial statements are set forth at the end of this document.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-QSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-QSB are qualified in their entirety by this statement.

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

PLAN OF OPERATIONS

      The earnings of the Company for the three months ended September 30, 2004 were negative as a result of management's strategy of continued investment in research and development of new projects and of the corporate expenses related to compliance with the regulatory requirements of being a public company and the inability to manufacture and ship products as a result of the Company's lack of working capital. The goal of these expenditures in research and development was to position the Company as a leading manufacturer and remanufacturer of large horizontal and vertical turning machines. The Company has completed the majority of this current development effort and expects limited resources to be devoted to this area in the next fiscal year. The Company's current strategy is to expand its customer sales base with its present line of machine products. As stated below, the Company's ability to continue operations and implement its business plan depends on the raising of additional capital. No assurance can be given that funds will be available, or if available, the terms thereof.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

REVENUE AND GROSS PROFIT MARGIN

      The Company generated revenues of $1,166,947 for the three-month period ended September 30, 2004, which was a $942,017 or 44.67 % decrease from $2,108,964 in the corresponding period in 2003. The decrease is the result of a deficiency in working capital which has limited our ability to fulfill customer orders. Additionally, the overall market for machine tools is cyclical, reflecting economic conditions, production capacity utilization, changes in tax and fiscal policies, corporate profitability and financial condition as well as the general level of business confidence. The Company anticipates an increase in customer orders for next quarter, based on the growth of the overall market, but there can be no assurance of such orders.

      There was a 160.15% decrease in gross profit for the three-month period ended September 30, 2004, due to lower revenues. Gross profit (loss) was $(205,924), compared to a gross profit of $342,346 from the corresponding period in 2003. This decrease is a result of the weak economy in the United States and competitive market conditions that have dampened the demand for the Company's products.

      Interest expense for the three-month period ended September 30, 2004 decreased to $46,099, compared to $78,454 for the period ended September 30, 2003. For the three-month period ended September 30, 2003, the Company accumulated extra interest of approximately $32,355, for the recapture of interest unaccrued for the previous periods, on loans from three individuals, initiated on 12/24/01, 12/03/02 and 1/30/03.

OPERATING EXPENSES

      Operating expenses decreased by $118,931 or 32.70%, from $363,750 for the three-month period ended September 30, 2003 to $244,819 for the corresponding period in 2004. This decrease is a result of cutting off all the expenses, such as consulting, and salaries and general and administrative, based on the continued struggle of the management to increase operational productivity.

NET INCOME/LOSS AND EARNING/LOSS PER SHARE

      Net loss was $492,030 for the three-month period ended September 30, 2004, compared to a loss of $100,725 for the corresponding period in 2003. The increase in net loss is attributable to cash flow problems which affected the Company's ability to complete timely the manufacture and shipment of machines.

      Loss per share for the three-month period ended September 30, 2004 increased to $(0.08) for the three-month period ended September 30, 2004, from $(0.02) for the corresponding period in 2003.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003.

REVENUE AND GROSS PROFIT MARGIN

      For the nine-month period ended September 30, 2004, total revenues were $3,728,016, which was a $2,036,920 or 35.33 % decrease from $5,764,936 in the corresponding period in 2003. The decrease is the result of a decrease in customer's orders and a deficiency in working capital that has limited our ability to fulfill customer orders.

      For the nine-month period ended September 30, 2004, gross profit (loss) was $(179,407) or (5)% of revenue, compared to $214,746 or 4% of revenue in the corresponding period in 2003. This decrease is a result of competitive market conditions that have caused the Company to sell products at lower costs.

      Interest expense decreased from $220,671 for the nine months ended September 30, 2003 to $132,901 for the nine-month period ended September 30, 2004. For the nine-month period ended September 30, 2003, the Company accumulated extra interest of approximately $32,355, for the recapture of interest unaccrued for the previous periods, on loans from three individuals, initiated on 12/24/01, 12/03/02 and 1/30/03.

OPERATING EXPENSES

      For the nine-month period ended September 30, 2004, operating expenses decreased by $616,945 or 38.60% from $1,598,389 for the nine month period ended September 30, 2003, to $981,444 for the nine month period ended September 30, 2004. This decrease is a result of cutting off all the expenses, such as consulting, and salaries and general and administrative, based on the continued struggle of the management to increase operational productivity.

NET LOSS AND LOSS PER SHARE

      For the nine-month period ended September 30, 2004, we had a net loss of $743,882 compared to a net loss of $1,606,781 for the corresponding period in 2003. The decrease in net loss is primarily attributable to a $87,770 decrease in interest expenses, a loss of deposit of $465,428 in 2003, and a $549,870 gain on forgiveness of accounts payable from a negotiation between the Company's management and its vendors.

      For the nine-month period ended September 30, 2004, loss per share decreased by $0.16 from $(0.28) for the nine-month period ended September 30, 2003 to $(0.12) for the corresponding period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our working capital requirements through a combination of internally generated cash and short-term loans.

      Cash was $3,212 as of September 30, 2004.
      At September 30, 2004, we had a stockholder's deficit of $1,832,222 (excluding notes receivable from stockholders) and an accumulated deficit of $6,696,703. Our primary liquidity need is for working capital. To date, we have financed our working capital requirements through a combination of internally generated cash and short-term loans. We intend to continue funding our current operations through sales and debt and equity financing arrangements that may be insufficient to fund our capital expenditures, working capital and other cash requirements. In order to continue operations, we must obtain financing. We are currently addressing our liquidity issue by the following actions:

      o     Continue our aggressive program for selling inventory.

      o     Continue to implement plans to further reduce operating costs.

      o Continue seeking investment capital through the public or private markets.

      o Secure new customer orders. Since January 2004, we have secured $4,500,000 of new orders.

      There is no guarantee that any of these strategies will enable the Company to meet its obligations for the foreseeable future. If we are not successful in implementing these strategies and if we are unable to obtain additional financing, we will be unable to continue our operations.

      We intend to pursue external financing sources to meet the cash requirement of ongoing operations. Management is currently seeking to raise additional funds in the form of an equity or debt securities offering, or a combination thereof. However, there can be no guarantee that we will raise sufficient capital to execute our business plan. To the extent that we are unable to raise sufficient capital, our business plan will require substantial modifications and our operations may be curtailed. These conditions raise substantial doubt about our ability to continue as a going concern. Continuation as a going concern is dependent upon our ability to ultimately attain profitable operations, generate sufficient cash flow to meet obligations, and obtain additional financing as may be required.

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

         The Securities and Exchange Commission issued Staff Accounting Bulletin 104 ("SAB 104"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company's revenue recognition policy for services and product sales conforms to SAB 104. The Company recognizes revenue of long-term contracts pursuant to Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts."

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

         Other Significant Accounting Policies

         Other significant accounting policies not involving the same level of measurement uncertainties, as those discussed above are nevertheless important to an understanding of the financial statements. The policies related to consolidation and loss contingencies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standards setters appear likely to cause a material change in the Company's accounting policies, outcomes cannot be predicted with confidence. Also see Note 1 of the Notes to Condensed Consolidated Financial Statements, Organization and Significant Accounting Policies, which discusses accounting policies that must be selected by management when there are acceptable alternatives.


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

         No change in our internal control over financial reporting occurred during the three months ended September 30, 2004 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         On August 2004, a shareholder converted 2,820 Preferred Shares Series C in to 47,000 shares of common stock. The shares were issued pursuant to an exemption provided by Section 3(a)(10).

Item 3.  Defaults Upon Senior Securities

      1. A note payable to an unaffiliated third party in the amount of $500,000 with an interest of 10% per annum, matured in May 2003 and is currently in default. The interest rate increased to 12% after the maturity date.

      2. A note payable to an unaffiliated third party in the amount of $250,000 with an interest of 8% per annum, matured in May 2003 and is currently in default. The interest rate increased to 12% after the maturity due date.

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

      4. A promissory note to an unaffiliated third party in the amount of $215,000 with an interest of 15% per annum, matured in March 2002 and is currently in default.


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


November 19, 2004                       /s/ David Duquette
                                        ----------------------------------------
                                        Name:  David Duquette
                                        Title: Chief Executive Officer and Chief
                                               Financial Officer

                       NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                          CONDENSED CONSOLIDATED BALANCE SHEET
                             September 30, 2004 (unaudited)

-------------------------------------------------------------------------------

                                         ASSETS

Current Assets
        Cash                                                                $      3,212
        Contracts receivable                                                     129,017
        Inventories, net                                                       1,224,671
        Costs in excess net of billings on uncompleted contracts                 283,183
        Prepaid expenses and other current assets                                 20,310
                                                                            ------------

             Total current assets                                              1,660,393

Property and Equipment, net                                                      400,038
                                                                            ------------

                                                                            $  2,060,431
                                                                            ============


                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
        Bank overdraft                                                      $    115,042
        Accounts payable and accrued expenses                                  1,993,060
        Dividends payable                                                        314,250
        Billings in excess of costs on uncompleted contracts                     637,418
        Notes payable                                                          1,215,000
        Current portion of obligations under capital lease                        79,575
                                                                            ------------

             Total current liabilities                                         4,354,345

Obligations Under Capital Lease, net of current portion                            4,467
                                                                            ------------

Total Liabilities                                                              4,358,812
                                                                            ------------

Commitments and Contingencies

Stockholders' Deficit
        Cumulative, convertible, Series B preferred stock, $1 par value,
        15,000,000 shares authorized, no shares issued and outstanding                --
        Cumulative, convertible, Series C preferred stock, $1 par value,
        75,000 shares authorized, 60,780 shares issued and outstanding
        (liquidation preference of $1,904,000)                                    60,780
        Cumulative, convertible, Series D preferred stock, $25 par value,
        75,000 shares authorized, 23,640 shares issued and outstanding
        (liquidation preference of $591,000)                                     591,000
        Common stock, $0.10 par value, 50,000,000 shares authorized;
         7,042,265 shares issued and outstanding                                 704,227
        Subscriptions receivable                                                (462,500)
        Notes receivable from stockholders                                      (466,159)
        Additional paid-in capital                                             3,970,974
        Accumulated deficit                                                   (6,696,703)
                                                                            ------------

        Total stockholders' deficit                                           (2,298,381)
                                                                            ------------

                                                                            $  2,060,431
                                                                            ============

   See accompanying notes to the condensed consolidated financial statements.

-------------------------------------------------------------------------------

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended September 30, 2004 and 2003

-------------------------------------------------------------------------------




                                                         For the Three Months           For the Nine Months
                                                      Ended September 30, 2004       Ended September 30, 2004
                                                   ----------------------------   -----------------------------
                                                       2004             2003           2004             2003
                                                   ----------------------------   -----------------------------
                                                    (unaudited)     (unaudited)    (unaudited)      (unaudited)

  NET SALES                                        $  1,166,947    $  2,108,964    $  3,728,016    $  5,764,936

  COST OF SALES                                       1,372,871       1,766,618       3,907,423       5,550,190
                                                   ------------    ------------    ------------    ------------

  GROSS PROFIT (LOSS)                                  (205,924)        342,346        (179,407)        214,746
                                                   ------------    ------------    ------------    ------------

OPERATING EXPENSES
  Consulting and other compensation                      16,306              --         202,819              --
  Salaries and related                                   78,689              --         207,437              --
  Selling, general and administrative                   149,824         363,750         571,188       1,132,961
  Loss of deposit                                            --              --              --         465,428
                                                   ------------    ------------    ------------    ------------
  TOTAL OPERATING EXPENSES                              244,819         363,750         981,444       1,598,389
                                                   ------------    ------------    ------------    ------------

OPERATING LOSS                                         (450,743)        (21,404)     (1,160,851)     (1,383,643)
                                                   ------------    ------------    ------------    ------------

  OTHER INCOME (EXPENSE)
  Gain on forgiveness of accounts payable                 4,812              --         549,870              --
  Interest Expense                                      (46,099)        (78,454)       (132,901)       (220,671)
                                                   ------------    ------------    ------------    ------------
  TOTAL OTHER INCOME (EXPENSE)                          (41,287)        (78,454)        416,969        (220,671)
                                                   ------------    ------------    ------------    ------------


LOSS BEFORE PROVISION
FOR INCOME TAXES                                       (492,030)        (99,858)       (743,882)     (1,604,314)

PROVISION FOR INCOME TAXES                                   --             867              --           2,467
                                                   ------------    ------------    ------------    ------------

NET LOSS                                           $   (492,030)   $   (100,725)   $   (743,882)   $ (1,606,781)
                                                   ============    ============    ============    ============

NET LOSS APPLICABLE
TO COMMON STOCKHOLDERS                             $   (531,780)   $   (140,475)   $   (863,132)   $ (1,704,281)
                                                   ============    ============    ============    ============

Basic and diluted net loss available to
common stockholders per common share               $      (0.08)   $      (0.02)   $      (0.12)   $      (0.28)
                                                   ============    ============    ============    ============

Basic and diluted weighted average common shares
  outstanding                                         7,018,765       6,150,828       6,975,321       6,007,231
                                                   ============    ============    ============    ============


   See accompanying notes to the condensed consolidated financial statements.

-------------------------------------------------------------------------------

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Nine Months Ended September 30, 2004 and 2003

-------------------------------------------------------------------------------


                                                                              2004            2003
                                                                          ------------    ------------
                                                                           (unaudited)     (unaudited)
Cash flows from operating activities:
     Net loss                                                             $   (743,882)   $ (1,606,781)
     Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
         Depreciation and amortization of property and equipment               207,215         225,464
         Gain on forgiveness of accounts payable                               545,058              --
         Amortization of consulting fees                                       109,813          55,833
         Amortization of debt discount on notes payable                             --          45,000
         Estimated fair market value of common stock issued for
             consulting services                                                50,000         111,812
         Estimated fair market value of warrants issued in connection
             with notes payable                                                     --          17,350
         Changes in operating assets and liabilities:
             Contracts receivable                                               21,434         876,650
             Inventories                                                       (67,728)        159,352
             Costs in excess of billings on uncompleted contracts               37,349           5,971
             Prepaid expenses and other current assets                           5,381         (24,010)
             Deposits                                                               --         471,800
             Accounts payable and accrued expenses                            (834,682)        (15,640)
             Billings in excess of costs on uncompleted contracts               69,804         168,843
                                                                          ------------    ------------

     Net cash (used in) provided by operating activities                      (600,238)        491,644
                                                                          ------------    ------------

Cash flows from investing activities:
     Purchases of property and equipment                                        (1,396)        (10,257)
                                                                          ------------    ------------

     Net cash used in investing activities                                      (1,396)        (10,257)
                                                                          ------------    ------------

Cash flows from financing activities:
     Proceeds from issuance of preferred stock                                 521,000              --
     Bank overdraft                                                             (9,516)          7,333
     Proceeds from the issuance of notes payable                                    --         455,000
     Principal repayments on notes payable                                          --        (900,000)
     Principal repayments on obligations under capital lease                   (62,607)        (68,359)
                                                                          ------------    ------------

     Net cash provided by (used in) financing activities                       448,877        (506,026)
                                                                          ------------    ------------

Net decrease in cash                                                          (152,757)        (24,639)

Cash at beginning of period                                                    155,969          80,276
                                                                          ------------    ------------

Cash at end of period                                                     $      3,212    $     55,637
                                                                          ============    ============


Supplemental disclosure of non-cash investing and financing activities:

         Dividends payable                                                $     79,500    $     28,875
                                                                          ============    ============
         Conversion of preferred stock to common stock                    $      4,700    $         --
                                                                          ============    =============
         Preferred stock issued in lieu of accounts payable               $     40,000    $         --
                                                                          ============    =============



   See accompanying notes to the condensed consolidated financial statements.

-------------------------------------------------------------------------------

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

-------------------------------------------------------------------------------

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

BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the SEC. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary of the Company for the interim periods have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of New Century Companies, Inc. and its wholly owned subsidiary, New Century Remanufacturing (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2004, the Company has negative working capital of $2,693,952, an accumulated deficit of $6,696,703 and recurring

-------------------------------------------------------------------------------

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

-------------------------------------------------------------------------------


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

GOING CONCERN (continued)

losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through increased sales and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2005. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

The Securities and Exchange Commission issued Staff Accounting Bulletin 104 ("SAB 104"), "Revenue

-------------------------------------------------------------------------------

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

-------------------------------------------------------------------------------


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE RECOGNITION (continued)

Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company's revenue recognition policy for services and product sales conforms to SAB 104. The Company recognizes revenue of long-term contracts pursuant to Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (see below).

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

BASIC AND DILUTED LOSS PER COMMON SHARE

Under SFAS 128, "Earnings Per Share," basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if

-------------------------------------------------------------------------------

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

-------------------------------------------------------------------------------

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

BASIC AND DILUTED LOSS PER COMMON SHARE (continued)

the additional common shares were dilutive (there were 1,821,583 and 871,853 additional potential common shares of September 30, 2004 and 2003, respectively). Because the Company has incurred net losses, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the three month and nine month periods ended September 30, 2004 and 2004:

                                                    FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    --------------------------
                                                       2004           2003
                                                    -----------    -----------
Net loss                                            $  (492,030)   $  (100,725)
Current cumulative preferred dividends                  (39,750)       (39,750)
                                                    -----------    -----------
Numerator for basic and diluted loss per share:
Net loss applicable to common stockholders             (531,780)      (140,475)

Denominator for basic and diluted loss per share:
Weighted average shares                               7,018,765      6,150,828
                                                    -----------    -----------

Basic and diluted loss per share                    $     (0.08)   $     (0.02)
                                                    ===========    ===========


                                                      FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                    ----------------------------
                                                        2004            2003
                                                    ------------    ------------
Net loss                                            $   (743,882)   $ (1,606,781)
Current cumulative preferred dividends                  (119,250)        (97,500)
                                                    ------------    ------------
Numerator for basic and diluted loss per share:
Net loss applicable to common stockholders              (863,132)     (1,704,281)

Denominator for basic and diluted loss per share:
Weighted average shares                                6,975,321       6,007,231
                                                    ------------    ------------

Basic and diluted loss per share                    $      (0.12)   $      (0.28)
                                                    ============    ============

-------------------------------------------------------------------------------

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

-------------------------------------------------------------------------------

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION

At September 30, 2004, the Company has one stock-based employee compensation plan and one stock-based non-employee compensation plan. The Company accounts for the employee compensation plan under the recognition and measurement principles of APB 25, and related interpretation. The Company accounts for the non-employee compensation plan under the recognition measurement principles of SFAS 123. There was no employee stock-based compensation cost recognized in net loss for the nine- month period ended September 30, 2004 and 2003. All options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.


                                                        FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          2004            2003
                                                      ------------    ------------
Net loss applicable to common stockholders:
    As reported                                       $   (863,132)   $ (1,704,781)
    Deduct: Total stock-based employee compensation
          expense determined under fair value based
          method for all awards                                 --              --
                                                      ------------    ------------
    Pro forma                                         $   (863,132)   $ (1,704,781)
                                                      ============    ============

Basic and diluted net loss per share:
    As reported                                       $      (0.12)   $      (0.28)
                                                      ============    ============
    Pro forma                                         $      (0.12)   $      (0.28)
                                                      ============    ============

The  above  pro  forma  effects  of  applying  SFAS  123  are  not   necessarily
representative of the impact on reported net loss for future years.

NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements discussed in the notes to the December 31, 2003 and 2002 financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB that were required to be adopted during the year ending December 31, 2004 did not have a significant impact on the Company's financial statements.

-------------------------------------------------------------------------------

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

-------------------------------------------------------------------------------

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 condensed consolidated financial statements to conform to the 2004 presentation.


2. CONTRACTS IN PROGRESS

Contracts in progress as of September 30, 2004 were as follows:

 Cumulative costs to                                                               $  6,137,881
 date
 Cumulative gross profit to                                                           3,744,336
 date
                                                                                   ------------

 Cumulative revenue earned                                                            9,882,217

 Less progress billings to date                                                     (10,236,452)
                                                                                   ------------

      Net overbillings                                                             $   (354,235)
                                                                                   ============

The following is included in the accompanying condensed consolidated balance sheet under these captions as of September 30, 2004:

 Costs and  estimated  earnings on contracts in progress in excess
    of billings                                                                    $    283,183
 Billings in excess of costs and estimated earnings on
    contracts in progress                                                              (637,418)
                                                                                   ------------

      Net overbillings                                                             $   (354,235)
                                                                                   ============


3. EQUITY TRANSACTIONS

During the quarter ended September 30, 2004, the Company issued 47,000 shares of restricted common stock upon conversion of 2,820 shares of Series C preferred stock at a conversion rate of 16.667.