Form 10KSB
period 2004-12-31
NEW CENTURY COMPANIES INC
filed 2005-04-15
CIK 318716

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

FORM 10-KSB

(MARK ONE)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

COMMON STOCK, PAR VALUE $0.10
(TITLE OF CLASS)

(TITLE OF CLASS)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB. |X|

State issuer's revenue for its most recent fiscal year: $4,605,813.

The aggregate market value of the voting and non-voting common equity held by non-affiliates on March 31, 2005 was approximately 5,208,987 based on the average bid and ask price on March 31, 2005. As of March 31, 2005 there were 7,292,321 shares of common stock issued and outstanding.

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

After the reverse merger, the Company changed its name to New Century Companies, Inc. The results of operations and the related financial statements are the results of operations for NCR.

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

SUPPLIERS

Our three largest suppliers are GE Fanic Automation, TCI Precision Metals and Sandvik Coromat.

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

EMPLOYEES

At December 31, 2004, we had 26 full-time employees. The Company believes its relationships with its employees are good. The Company's employees are not represented by a collective bargaining organization and the Company has not experienced a work stoppage.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We lease our headquarters in Santa Fe Springs, California, which expires in 2006, and conduct our operations at such facilities. We believe that our facilities are in good condition and provide adequate capacity to meet our needs for the foreseeable future.

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

There were no matters submitted to security holder for the quarter ended December 31, 2004.

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

For Year Ended December 31, 2004

Quarter Ended	HIGH	LOW
December 31	$0.29	0.06
September 30	0.32	0.15
June 30	0.65	0.18
March 31	0.85	0.40

For Year Ended December 31, 2003

Quarter Ended	HIGH	LOW
December 31	$0.83	0.69
September 30	0.34	0.31
June 30	0.62	0.56
March 31	0.98	0.89

We have not declared any cash dividends on our common stock since inception. Declaration of dividends with respect to the common stock is at the discretion of the Board of Directors. Any determination to pay dividends will depend upon the financial condition, capital requirements, results of operations and other factors deemed relevant by the Board of Directors.

At December 31, 2004 we had 352 holders of record of our common stock representing approximately 1,200 individual participants. This figure does not include beneficial holders or common stockholder's nominee co-trust name, as we cannot accurately estimate the number of these beneficial holders.

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

RECENT SALES OF UNREGISTERED SECURITIES

PREFERRED STOCK

During the year ended December 31, 2004, the Company issued a PPM in which the Company offered to eligible investors, as defined, a maximum of 30,000 shares of Series D Preferred Stock (“Series D”), with a required minimum offering of 1,000 shares of Series D to be sold at $25 per share. During the year ended December 31, 2004 and pursuant to the PPM, the Company sold 23,640 shares of Series D to eligible investors for proceeds totaling $521,000, net of $30,000 paid to the broker/dealer and $40,000 of accounts payable which were exchanged for shares. Such offering costs were included as an offset to additional paid-in capital. Since the related conversion rate is 50:1, the effective conversion rate of $0.50 resulted in a deemed dividend of $153,660, which was included in accumulated deficit. The deemed dividend is also reflected as an increase in the net loss available to common shareholders. Additionally, the broker/dealer was granted Three-Year Placement Warrants, as defined in the PPM, with a cashless exercise feature to purchase 25,000 shares of the Company’s common stock at prices ranging from $0.50 to $1.00. No expense was recorded related to the granting of such warrants as they were considered an offering cost. The warrants vested immediately and expire in February 2007.

In September 2004, holders of the Company's Preferred C converted 2,820 shares into 47,000 shares of common stock.

COMMON STOCK

In January 2004, the Company issued 150,000 shares of restricted common stock valued at $105,000 (estimated based on the market price on the date of grant) to a consultant for services to be rendered during 2004. In March 2004, due to some disagreements between the consultant and the Company in relation to the services, the Company requested the cancellation of the shares. In December 2004, the Company and the consultant reached an agreement, and the shares were reissued. The $105,000 value of the transaction, based on the value on the measurement date in January 2003 (above), was recorded as consulting expense during the year ended December 31, 2004.

In March 2004, the Company issued 100,000 shares of restricted common stock value at $50,000 (estimated based on the market price on the date of grant) to a consulting firm for services rendered in relation to corporate finance and investor relations. Such amount was recorded as consulting expense during the year ended December 31, 2004.

In December 2004, the Company issued 100,000 shares of restricted common stock valued at $10,000 (estimated based on the market price on the date of grant) to a consultant for services to be rendered through May 2005. The Company recorded the entire value to deferred consulting fees and is amortizing the amount to consulting expense over the period of service. As of December 31, 2004, the total unamortized consulting fees approximated $8,300, which is recorded as an increase to stockholders equity (deficit).

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

During the year ended December 31, 2004, the Company did not grant any stock options or warrants.

The following is a status of the stock options and warrants outstanding at December 31, 2004 and the changes during the two years then ended:

	Year Ended December 31, 2004		Year Ended December 31, 2003
	Options and Warrants	Weighted Average Price	Options and Warrants	Weighted Average Price
Outstanding, beginning of year	1,821,583	$2.34	741,583	$8.06

Granted	-	-	1,530,000	0.36

Exercised	-	-

Cancelled/Terminated	(135,000)	(9.54)	(450,000)	(5.06)

Outstanding and exercisable, end of year	1,686,583	$1.77	1,821,583	$2.34

Weighted average fair value of options granted		$-		$0.17

The following table summarizes information related to stock options outstanding at December 31, 2004:

EQUITY COMPENSATION PLAN INFORMATION

	NUMBER OF SECURITIES
	REMAINING AVAILABLE FOR
	NUMBER OF SECURITIES TO BE	WEIGHTED-AVERAGE	FUTURE ISSUANCE UNDER
	ISSUED UPON EXERCISE OF	EXERCISE PRICE OF	EQUITY COMPENSATION PLANS
	OUTSTANDING OPTIONS,	OUTSTANDING OPTIONS,	(EXCLUDING SECURITIES REFLECTED
	WARRANTS AND RIGHTS	WARRANTS AND RIGHTS	IN COLUMN(A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	1,656,583	1.78	11,753,616

Equity compensation plans not approved by security holders	30,000	1.12	33,600

Total	1,686,583	--	11,787,216

From time to time, the Companiy issues warrants to employees and to third parties pursuant to various agreements, which are not pre-approved by the shareholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

OVERVIEW

The earnings of New Century for the year ended 2004 were negative as a result of a decrease in sales and increased losses on contracts, management's strategy of continued investment in research and development of new projects and of the corporate expenses related to compliance with the regulatory requirements of being a public company. The goal of these expenditures was to position New Century as a leading manufacturer and remanufacturer of large horizontal and vertical turning machines. New Century has completed the majority of this current development effort and expects limited resources to be devoted to this area in the next fiscal year. The Company's current strategy is to expand its customer sales base with its present line of machine products. However, the Company is in need of significant debt and/or equity financing. There can be no assurance that the Company can obtain such financing for the period ended December 31, 2005.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003.

Revenues. New Century generated revenues of $4,605,813 for the fiscal year ended December 31, 2004, which was a 33% decrease from $6,908,087 for the fiscal year ending December 31, 2003. The decrease is the result of a deficiency in working capital which has limited our ability to fulfill customer orders. Additionally, the overall market for machine tools is cyclical, reflecting economic conditions, production capacity utilization, changes in tax and fiscal policies, corporate profitability and financial condition as well as the general level of business confidence.

Gross Profit. There was a 32% decrease in gross profit for the fiscal year ending December 31, 2004, due to lower revenues. Gross profit (loss) was $(456,986), compared to $(667,657) from the corresponding period in 2004. This decrease is a general result of reduced labor and material costs due to the decrease in sales.

Net Loss .. Net loss decreased to $1,423,359 for the fiscal year ended December 31, 2004 compared to a net loss of $2,937,616 for the fiscal year ended December 31, 2003. The decrease in net loss is primarily attributed to the fact that, in 2003, the Company recorded a loss on a deposit of $465,000, a $544,318 gain on forgiveness of accounts payable from negotiations with vendors in 2004, and increased cash flow problems which affected the Company’s ability to complete timely the remanufacture and shipment of machines.

Interest Expenses. Interest expense for the fiscal year ending December 31, 2004 decreased to $181,468, compared to $295,338 for the year ended December 31, 2003. The decrease of 39% is primarily the result of the repayment of a short term loan of $900,000 during the first quarter of 2003.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

Net cash decreased during the fiscal year ended 2004 was $26,882. The net cash provided by financing activities of $402,988 increased from $(459,223) cash used in financing activities in the prior year. The $862,211 cash provided by financing activities increase is primarily due to repayment of $900,000 of notes payable during 2003 and the issuance of preferred stock for net proceeds totaling $521,000 during 2004. The cash used in investing activities decreased from $(10,407) to $(1,396), due to reducing purchases of property and equipment. The Company plans to continue to rely upon external financing sources to meet the cash requirement of its ongoing operations. Management is currently seeking to raise additional funding in the form of subordinated debt and equity financing. However, there is no guarantee that the Company will raise sufficient capital to execute its business plan. To the extent that the Company is unable to raise sufficient capital, the Company's business plan will be required to be substantially modified and its operations curtailed. The Company's auditors have issued their report which contains an explanatory paragraph as to the Company's ability to continue as a going concern.

The Company is currently addressing its liquidity issue by the following actions:

o The Company continues its aggressive program for selling inventory that has been produced or is currently in production.
o The Company continues to implement plans to further reduce operating costs.
o The Company is continually seeking investment capital through the public and private markets.

However, there is no guarantee that any of these strategies will enable the Company to meet its obligations for the foreseeable future.

INFLATION AND CHANGING PRICES

The Company does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, as defined in Regulation S-B Section 303.

GOING CONCERN

The Company's independent registered public accounting firm has stated in its report included in this Form 10-KSB, that the Company has incurred recurring operating losses, has a working capital deficit and a significant accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition,", as amended and superseded by SAB 104, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company's revenue recognition policy for services and product sales conforms to SAB 104. The Company recognizes revenue of long-term contracts pursuant to SOP 81-1.

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

Other Significant Accounting Policies

Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. The policies related to consolidation and loss contingencies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standards setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Also see Note 1 of Notes to Consolidated Financial Statements, Organization and Summary of Significant Accounting Policies, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

ITEM 7. FINANCIAL STATEMENTS.

The Financial Statements of the Company are set forth at the end of this document hereof.

PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. EVALUATION OF CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's December 31, 2004 Form 10-KSB. Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2004, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiary) required to be included in our periodic filings with the SEC.

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes made in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

ITEM 8B. OTHER INFORMATION

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 2004. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities of the Company, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the best of the Company's knowledge (based solely upon a review of the Forms 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis for the fiscal year ended December 31, 2004 any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

CODE OF ETHICS
For the years ended December 31, 2004 and 2003, the Company did not have formal written values and ethical standards. However, the Company’s management does communicate values and ethical standards during Company wide meetings. Such standards will be outlined in the human resource manual to be completed before the end of 2005.

AUDIT COMMITTEE FINANCIAL EXPERT
The Company does not have an audit committee. Since our securities are not currently listed on or with a national securities exchange or national securities association, we are not required to have an independent audit committee. Therefore, the Company has not designated an audit committee financial expert. The Company currently is in the process of identifying independent audit committee members, including a financial expert to serve on our audit committee and we expect to continue this process in 2005. Because of our size, we do not have an audit committee, compensation committee or nominating commitee.

STOCKHOLDER COMMUNICATIONS
Stockholders interested in communicating directly with the Board of Directors, or specified individual directors, my write to us at 9835 Santa Fe Springs Rd., Santa Fe Springs, CA 90670. Mr. David Duquette will review all such correspondence and will regularly forward to the Board copies of all such correspondence that deals with the functions of the Board.

ITEM 10. EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer and the other most highly compensated executive officer(s) who were serving as such as of December 31, 2004, whose aggregate compensation for the 2004 fiscal year exceeded $100,000 for services rendered in all capacity for that fiscal year.

	ANNUAL COMPENSATION				LONG-TERM COMPENSATION

					AWARDS		PAYOUTS
SECURITIES
				OTHER	RESTRICTED	UNDERLYING
				ANNUAL	STOCK AWARD (S)	OPTIONS/	LTIP	ALL OTHER
NAME AND		SALARY	BONUS	COMPENSATION	($)	SARS	PAYOUTS	COMPEN-
PRINCIPAL POSITION	YEAR	($)	($)	($)	(F)	(#)	($)	SATION ($)
(A)	(B)	(C)	(D)	(E)	S	(G)	(H)	(I)

David Duquette, Chairman of the Board, President	2002	$ 193,800	--	--	--	--	--	--

David Duquette, Chairman of the Board, President and Director	2003	$ 127,200	--	--	--	400,000	--	--

David Duquette, Chairman of the Board, President and Director	2004	$ 180,000

OPTIONS/SAR GRANTS IN FISCAL YEAR 2003

	Number of	Percent of total
	securities	options/SARs
	underlying	granted to
	options/SARs	employees in fiscal	Exercise or base
Name	granted (#)	year	price ($/Share)	Expiration date

David Duquette, CEO	400,000	0%	$0.25	9/12/08
Josef Czikmantori, Director	150,000	0%	$0.25	9/12/08

AGGREGATED OPTION EXERCISE IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information concerning exercises of stock options during the year ended December 31, 2004, by each of the Named Executive Officers and the value of in-the-money unexercised options at December 31, 2004.

	SHARES
	ACQUIRED ON	VALUE	NUMBER OF SECURITIES
	EXERCISE	REALIZED	UNDERLYING UNEXERCISED	VALUE OF UNEXERCISED IN-THE
NAME	(#)	($) (1)	OPTIONS AT FISCAL YEAR END	MONEY OPTIONS AT FISCAL YEAR END
			EXERCISABLE/UNEXERCISABLE (#)	EXERCISABLE/UNEXERCISABLE ($) (2)

David Duquette, CEO	400,000 / 0	$0.00	400,000 / 0	16,000 / 0
Josef Czikmantori, Director	150,000 / 0	$0.00	150,000 / 0	6,000 / 0

(1) Value realized is based on estimated fair market value of Common Stock on the date of exercise minus the exercise price.

(2) Value is based on estimated fair market value of Common Stock as of December 31, 2004 ($0.29) minus the exercise price.

None of our Named Executive Officers exercised any of their options during 2004.

LONG-TERM INCENTIVE PLANS

As of December 31, 2004 there is no long-term incentive plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2004 by (i) those persons or groups known to the Company who will beneficially own more than 5% of the Company's common stock; (ii) each director and director nominee; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2004; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to the Company. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

		PERCENTAGE OF
NAME OF BENEFICIAL OWNER	NO. OF SHARES	OWNERSHIP (I)
David Duquette (1)	1,433,334	20%
Josef Czikmantori (2)	650,000	9%

Officers and Directors as a Group (2 persons)	2,083,334	29%

Based on 7,292,265 shares outstanding. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of December 31, 2004 are deemed to be outstanding and to be beneficially owned by the holder thereof for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(1) Includes options to purchase 400,000 shares (ISOP).

(2) Includes options to purchase 150,000 shares (ISOP).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NOTES RECEIVABLE FROM STOCKHOLDERS

As of December 31, 2004, the Company had loans to two stockholders totaling $485,924, including accrued interest, which were made prior to enforcement of the Sarbanes-Oxley Act of 2002. The loans accrue interest at 6% and are due on demand. The Company has reclassified the notes receivable from stockholders to stockholders' equity (deficit) as such amounts have not been repaid during the current year. The stockholders have shown the ability to repay the loans and intend on repaying such amounts in the future. For each of the years ended December 31, 2004 and 2003, total interest income from notes receivable from stockholders' approximated $20,000.

Exhibit 13. EXHIBITS.

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

21.1	Subsidiaries of the Company.

31.1	Certification required by Rule 13a-14(a) or rule 15d-14(d) and under Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification required by Rule 13a-14(a) or rule 15d-14(d) and under Section 906 of the arbanes-Oxley act of 2002. C S [GRAPHIC OMITTED]

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Squar, Milner, Reehl & Williamson LLP ("Squar Milner") for the annual audit of our consolidated financial statements as of and for the years ended December 31, 2004, and 2003 and fees billed for other services rendered by Squar Milner during such years:

For the Years Ended December 31,

	2004	2003

Audit Fees	$54,000	$54,000
Audit Related Fees	-	-
Tax Fees	$7,500	$7,500
All Other Fees	-	$27,000(1)

	$61,500	$88,500

(1) Such billings were in connection with Form SB-2, which was not filed during the year ended December 31, 2003.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

The Company does not have an audit committee. Therefore, the Board of Directors is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent auditors. The Board of Directors pre-approved all services rendered by our independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CENTURY COMPANIES, INC.

Date: April 15, 2005	By:	/s/ DAVID DUQUETTE
David Duquette
Chairman, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 15, 2005	By:	/s/ DAVID DUQUETTE
David Duquette
Chairman, President and Director

Date: April 15, 2005	By:	/s/ JOSEF CZIKMANTORI
Josef Czikmantori
Secretary and Director

NEW CENTURY COMPANIES, INC.
AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
New Century Companies, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of New Century Companies, Inc. and Subsidiary (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Companies, Inc. and Subsidiary as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has negative working capital of approximately $3,317,000, an accumulated deficit of approximately $7,472,000, recurring losses from operations and is in default on certain notes payable. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR, MILNER, REEHL & WILLIAMSON, LLP

April 7, 2005
Newport Beach, California

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2004

ASSETS

Current Assets
Cash	$129,087
Contracts receivable, net	2,867
Inventories, net	980,242
Costs in excess of billings on uncompleted contracts	251,832
Other current assets	1,560

Total current assets	1,365,588

Property and Equipment, net	330,951

$1,696,539

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$2,144,665
Dividends payable	409,575
Billings in excess of costs on uncompleted contracts	760,386
Notes payable	1,295,816
Capital lease obligations	72,379

Total current liabilities	4,682,821

Commitments and Contingencies

Stockholders' Deficit
Cumulative, convertible, Series B preferred stock, $1 par value 15,000,000 shares authorized; no shares issued and outstanding	-
Cumulative, convertible, Series C preferred stock, $1 par value 75,000 shares authorized; 60,780 shares issued and outstanding (liquidation preference of $1,870,000)	60,780
Cumulative, convertible, Series D preferred stock, $25 par value 75,000 shares authorized; 23,640 shares issued and outstanding (liquidation preference of $650,000)	591,000
Common stock, $0.10 par value, 50,000,000 shares authorized; 7,292,265 shares issued and outstanding	729,227
Subscriptions receivable	(462,500)
Notes receivable from stockholders	(485,924)
Deferred consulting fees	(8,333)
Additional paid-in capital	4,060,974
Accumulated deficit	(7,471,506)

Total stockholders' deficit	(2,986,282)

$1,696,539

Page F-2	See accompanying notes to the consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004 and 2003

	2004	2003

CONTRACT REVENUES	$4,605,813	$6,908,087

COST OF CONTRACTS	5,062,799	7,575,744

GROSS PROFIT (LOSS)	(456,986)	(667,657)

OPERATING EXPENSES
Consulting and other compensation	319,700	490,783
Salaries and related	245,688	290,396
Selling, general and administrative	764,055	1,223,242
TOTAL OPERATING EXPENSES	1,329,443	2,004,421

OPERATING LOSS	(1,786,429)	(2,672,078)

OTHER INCOME (EXPENSE)
Interest expense	(181,468)	(295,338)
Interest income	1,020	32,267
Gain on forgiveness of accounts payable	544,318	-
TOTAL OTHER INCOME (EXPENSE)	363,870	(263,071)

LOSS BEFORE PROVISION FOR
INCOME TAXES	(1,422,559)	(2,935,149)

PROVISION FOR INCOME TAXES	800	2,467

NET LOSS	$(1,423,359)	$(2,937,616)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,791,594)	$(3,074,866)

Basic and diluted net loss available to common stockholders per common share	$(0.25)	$(0.42)

Basic and diluted weighted average common shares outstanding	7,038,209	7,355,214

Page F-3	See accompanying notes to the consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2004 and 2003

	Preferred		Preferred		Preferred				Additional	Notes Receivable	Deferred			Total Stockholders'
	Stock, Series B		Stock, Series C		Stock, Series D		Common Stock		Paid In	From	Consulting	Subscriptions	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Fees	Receivable	Deficit)	(Deficit)

Balance, January 1, 2003	-	$-	46,200	$46,200	-	$-	5,770,550	$577,055	$3,587,216	$-	$(55,833)	$(462,500)	$(2,605,046)	$1,087,092

Isssuance of common stock for services rendered	-	-	-	-	-	-	400,000	40,000	95,000	-	(35,438)	-	-	99,562
Isssuance of common stock and preferred stock for services rendered	-	-	31,800	31,800	-	-	319,989	31,999	114,701	-	(74,375)	-	-	104,125
Amortization of deferred consulting fees	-	-	-	-	-	-	-	-	-	-	55,833	-	-	55,833
Warrants issued in connection with notes payable	-		-	-	-	-	-	-	17,350	-	-	-	-	17,350
Reclassification of loan to stockholder	-	-	-	-	-	-	-	-	-	(466,159)	-	-	-	(466,159)
Issuance of common stock as penalty for non-registration	-	-	-	-	-	-	100,000	10,000	11,000	-	-	-	-	21,000
Issuance of common stock related to reconciliation to reverse merger	-	-	-	-	-	-	64,720	6,472	(6,472)	-	-	-	-	-
Issuance of common stock in connection with the conversion of preferred stock	-	-	(14,400)	(14,400)	-	-	240,006	24,001	(9,601)	-	-	-	-	-
Accumulated dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	(137,250)	(137,250)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,937,616)	(2,937,616)
Balance, December 31, 2003	-	-	63,600	63,600	-	-	6,895,265	689,527	3,809,194	(466,159)	(109,813)	(462,500)	(5,679,912)	(2,156,063)

Issuance of convertible preferred stock at a discount	-	-	-	-	23,640	591,000	-	-	123,660	-	-	-	(153,660)	561,000
Isssuance of common stock for services rendered	-	-	-	-	-	-	350,000	35,000	130,000	-	(10,000)	-	-	155,000
Amortization of deferred consulting fees	-	-	-	-	-	-	-	-	-	-	111,480	-	-	111,480
Issuance of common stock in connection with the conversion of preferred stock	-	-	(2,820)	(2,820)	-	-	47,000	4,700	(1,880)	-	-	-	-	-
Accumulated dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	(214,575)	(214,575)
Interest on notes receivable from stockholders	-	-	-	-	-	-	-	-	-	(19,765)	-	-	-	(19,765)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,423,359)	(1,423,359)
Balance, December 31, 2004	-	$-	60,780	$60,780	23,640	$591,000	7,292,265	$729,227	$4,060,974	$(485,924)	$(8,333)	$(462,500)	$(7,471,506)	$(2,986,282)

Page F-4	See accompanying notes to the consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Cash flows from operating activities:
Net loss	$(1,423,359)	$(2,937,616)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	276,302	294,481
Amortization of deferred consulting fees	111,480	55,833
Gain on forgiveness of accounts payable	544,318	-
Bad debt expense	39,000	-
Inventory reserve	186,352	-
Estimated fair market value of preferred and common stock issued for consulting services	155,000	203,687
Estimated fair market value of common stock issued in connection with the deferral of the maturity of notes payable	-	21,000
Estimated fair market value of warrants issued in connection with notes payable	-	17,350
Interest income on notes receivable from stockholders	(19,765)	(19,765)
Loss on disposal of fixed assets	-	34,046
Loss of lease deposit	-	465,000
Changes in operating assets and liabilities:
Contracts receivable	108,584	941,729
Inventories	(9,651)	563,111
Costs in excess of billings on uncompleted contracts	68,700	33,081
Other current assets	24,131	17,106
Accounts payable and accrued expenses	(682,338)	347,990
Billings in excess of costs on uncompleted contracts	192,772	508,290

Net cash (used in) provided by operating activities	(428,474)	545,323

Cash flows from investing activities:
Purchases of property and equipment	(1,396)	(10,407)

Net cash used in investing activities	(1,396)	(10,407)

Cash flows from financing activities:
Bank overdraft	(124,558)	34,261
Proceeds from the issuance of notes payable	80,816	500,000
Principal repayments on notes payable	-	(900,000)
Principal repayments on obligations under capital lease	(74,270)	(93,484)
Issuance of preferred stock, net of commissions and offering costs	521,000	-

Net cash provided by (used in) financing activities	402,988	(459,223)

Net (decrease) increase in cash	(26,882)	75,693

Cash at beginning of year	155,969	80,276

Cash at end of year	$129,087	$155,969

Supplemental disclosure of noncash investing and financing activities -

Cumulative preferred dividends	$214,575	$57,750
Conversion of preferred stock to common stock	$4,700	$14,400
Preferred stock issued in lieu of accounts payable	$40,000	$-

Page F-5	See accompanying notes to the consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company trades on the Over-the-Counter Bulletin Board under the symbol “NCNC.”

Principles of Consolidation

The consolidated financial statements include the accounts of New Century Companies, Inc. and its wholly owned subsidiary, New Century Remanufacturing (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2004, the Company has negative working capital of approximately $3,317,000, an accumulated deficit of approximately $7,472,000, recurring losses from operations and is in default on certain notes payable. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2005. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In response to these problems, management has taken the following actions:

•	The Company continues its aggressive program for selling inventory.
•	The Company continues to implement plans to further reduce operating costs.
•	The Company is seeking investment capital through the public and private markets.

The consolidated financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)

During 2004 management negotiated with several vendors and was able to obtain a fifty percent reduction in the amounts due to those specific vendors. As a result, the accompanying consolidated statements of operations include a gain on forgiveness of accounts payable totaling approximately $544,000 for the year ended December 31, 2004.

Concentrations of Credit Risks

Cash is maintained at various financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each financial institution for up to $100,000. At times, cash may be in excess of the FDIC insurance limit of $100,000. The Company’s uninsured bank balances at December 31, 2004 totaled approximately $200,000.

The Company sells products to customers throughout the United States. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company. Although the Company does not obtain collateral with which to secure its contracts receivable, management periodically reviews contracts receivable and assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure could, at times, be material to the financial statements.

During the year ended December 31, 2004, sales to two customers approximated 19% of net sales. During the year ended December 31, 2003, sales to three customers approximated 45% of net sales. As of December 31, 2004, 95% of contracts receivable is over 90 days, and may be uncollectible. Accordingly, contracts receivable are carried net of an allowance for losses totaling $39,000 at December 31, 2004.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological and other risks associated with operating a business including the potential risk of business failure.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, deferred tax asset valuation allowances, realization of inventories, collectibility of contracts receivable and the estimation of costs for long-term construction contracts. Actual results could materially differ from those estimates.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid fixed income investments with maturities of three months or less at the time of acquisition, to be cash equivalents. The Company had no cash equivalents at December 31, 2004.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Inventories represent cost of work in process on units not yet under contract. Cost includes all direct material and labor, machinery, subcontractors and allocations of indirect overhead. Net realizable value is based on management's forecast for sales of the Company's products or services in the ensuing years. The industry in which the Company operates is characterized by technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown in the accompanying consolidated balance sheet. At December 31, 2004 and 2003, the Company had inventory reserves approximating $486,000 and $300,000, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Equipment under capital lease obligations are depreciated over the shorter of the estimated useful life or the term of the lease. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations.

Long-Lived Assets

The Company accounts for long-lived asset impairments under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Consistent with prior guidance, SFAS No. 144 requires a three-step approach for recognizing and measuring the impairment of assets to be held and used. The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair value is estimated based on discounted future cash flows. Assets to be sold must be stated at the lower of the assets’ carrying amount or fair value and depreciation is no longer recognized. The Company believes that no impairment of property and equipment exists at December 31, 2004.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company’s revenues consist of contracts with vendors. The Company uses the percentage-of-completion method of accounting to account for long-term contracts and, therefore, takes into account the cost, estimated earnings and revenue to date on fixed-fee contracts not yet completed. The percentage-of-completion method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," as amended and superseded by SAB No. 104, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. Management believes that the Company's revenue recognition policy conforms to SAB No. 104. The Company recognizes revenue of contracts pursuant to SOP 81-1.

The amount of revenue recognized at the statement date is the portion of the total contract price that the cost expended to date bears to the anticipated final cost, based on current estimates of cost to complete. It is not related to the progress billings to customers. Contract costs include all materials, direct labor, machinery, subcontract costs and allocations of indirect overhead.

Because contracts may extend over a period of time, changes in job performance, changes in job conditions and revisions of estimates of cost and earnings during the course of the work are reflected in the accounting period in which the facts that require the revision become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the consolidated financial statements.

Contracts that are substantially complete are considered closed for consolidated financial statement purposes. Costs incurred and revenue earned on contracts in progress in excess of billings (under billings) is classified as a current asset. Amounts billed in excess of costs and revenue earned (overbillings) are classified as a current liability.

The Company accounts for shipping and handling fees and costs in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs.” Such fees and costs incurred by the Company are immaterial to the operations of the Company.

In accordance with SFAS 48, “Revenue Recognition when Right of Return Exists,” revenue is recorded net of an estimate of markdowns, price concessions and warranty costs. Such reserve is based on management’s evaluation of historical experience, current industry trends and estimated costs.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Warranty

The Company provides a warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At December 31, 2004, the warranty obligation was immaterial to the accompanying consolidated balance sheet.

Advertising

The Company expenses the cost of advertising when incurred as selling expense in the accompanying consolidated statements of operations. Advertising expenses were approximately $84,000 and $64,000 for the years ended December 31, 2004 and 2003, respectively.

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

Basic and Diluted Loss Per Common Share

Under SFAS 128, “Earnings Per Share,” basic earnings per common share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (under the treasury stock method, there were 179,000 and 940,000 additional potential common shares as of December 31, 2004 and 2003, respectively). Because the Company has incurred net losses, basic and diluted loss per share are the same since additional potential common shares would be anti-dilutive (see Note 8).

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income

SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the years ended December 31, 2004 and 2003, the Company had no items of comprehensive income.

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
December 31, 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At December 31, 2004, the Company has one stock-based employee compensation plan and one stock-based non-employee compensation plan, which are described more fully in Note 7. There was no employee stock-based compensation cost recognized in net loss for fiscal years 2004 and 2003, respectively. The following table illustrates the effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS 123, as amended, to stock-based employee compensation.

	2004	2003

Net loss applicable to common stockholders:
As reported	$(1,791,594)	$(3,074,866)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	-	(247,000)
Pro forma	$(1,791,594)	$(3,321,866)

Basic and diluted net loss per share:
As reported	$(0.25)	$(0.42)
Pro forma	$(0.25)	$(0.45)

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation (continued)

The above pro forma effects of applying SFAS 123 are not necessarily representative of the impact on reported net loss for future years (see Significant Recent Accounting Pronouncements).

Fair Value of Financial Instruments

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, contracts receivable, inventories, accounts payable and accrued expenses, capital lease obligations, and notes payable approximates their estimated fair values due to the short-term maturities of those financial instruments and because related interest rates offered to the Company approximate current offered rates. The fair value of the notes receivable from stockholders are not determinable as these transactions are with related parties.

Significant Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.

As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities ("SPEs"): periods ended after December 15, 2003; and (b) For all other VIEs: periods ended after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. Management has concluded that the Company does not have an interest in any SPEs, and is evaluating the other effects of FIN No. 46 (as amended) on its future consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. In Chapter 4 of ARB 43, paragraph 5 previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant Recent Accounting Pronouncements (continued)

period charges….” SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of so abnormal (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005. Management is evaluating the effect of this pronouncement, if any, on its future financial statements.

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No.123-R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method.

Small Business Issuers are required to apply SFAS No. 123-R in the first interim or annual reporting period that begins after December 15, 2005. Thus, the Company’s consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted on or after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased on or after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

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

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

2. CONTRACTS IN PROGRESS

Contracts in progress as of December 31, 2004 approximate:

Cumulative costs to date	$5,859,000
Cumulative gross profit to date	4,873,000

Cumulative revenue earned	10,732,000

Less progress billings to date	(11,240,000)

Net over billings	$(508,000)

The following approximate amounts are included in the accompanying consolidated balance sheet under these captions as of December 31, 2004:

Costs in excess of billings on uncompleted contracts	$252,000

Billings in excess of costs on uncompleted contracts	(760,000)

Net over billings	$(508,000)

3. PROPERTY AND EQUIPMENT

Property and equipment approximate the following at December 31, 2004:

Machinery and equipment	$1,089,000
Computer equipment	22,000
Capital lease equipment	271,000
Leasehold improvements	123,000
1,505,000

Less accumulated depreciation and amortization	(1,174,000)

$331,000

4. RELATED PARTY TRANSACTIONS

Notes Receivable from Stockholders

As of December 31, 2004, the Company had loans to two stockholders approximating $503,750, including accrued interest. The loans accrue interest at 6% and are due on demand. The Company has included the notes receivable from stockholders in stockholders’ equity (deficit) as such amounts have not been repaid

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

4. RELATED PARTY TRANSACTIONS (continued)

Notes Receivable from Stockholders (continued)

during the current year. For each of the years ended December 31, 2004 and 2003, total interest income from notes receivable from stockholders' approximated $20,000.

5. NOTES PAYABLE

During the year ended December 31, 2001, the Company entered into an unsecured note payable (“Note A”) with a third party for $250,000. Note A accrues interest at a fixed rate of 18% per annum and matured in December 2003, as amended (see Note 7). Note A is personally guaranteed by a stockholder and is in default at December 31, 2004. At December 31, 2004, the total outstanding principal balance on Note A was $250,000.

During the year ended December 31, 2001, the Company entered into a note payable (“Note B”) with a third party for $215,000. Note B accrues interest at a fixed rate of 15% per annum and matured in March 2002. Note B is secured by certain assets of the Company, as defined, and is in default at December 31, 2004. At December 31, 2004, the total outstanding principal balance on Note B was $215,000.

In January 2003, the Company entered into a note payable agreement (“Note C”) with two individuals in the amount of $500,000 with an interest rate of 11% per annum, which matured in April 2003 and is in default at December 31, 2004. The note was issued with a discount of $45,000, which the Company amortized to interest expense in the accompanying consolidated statement of operation for 2003. In connection with Note C, the Company issued warrants to purchase 25,000 shares of common stock. Note C is secured by certain assets of the Company. At December 31, 2004, the total outstanding principal balance on Note C was $500,000.

In December 2002, the Company entered into a note payable agreement (“Note D”) with two individuals in the amount of $250,000 with an interest rate of 11% per annum, which matured in February 2003. The note was issued with a discount of $15,000, which the Company amortized to interest expense in the accompanying consolidated statement of operations for 2003. In connection with Note D, the Company issued warrants to purchase 5,000 shares of common stock related to the extension of the maturity date of Note D to April 2004. At December 31, 2004, Note D was in default and had a total outstanding principal balance of $250,000.

During November 2004, the Company borrowed $80,816 on two notes payable (“Note E”) to one individual. Note E in unsecured, matured in January 2005, has an interest rate of 6% and is currently in default. At December 31, 2004 the total outstanding principal balance on Note E was $80,816.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

6. INCOME TAXES

During fiscal 2004 and 2003, the provision for taxes (substantially all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for taxes as a result of the following:

	2004	2003

Computed “expected” tax (benefit) expense	$(484,000)	$(998,000)

Addition to (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	(57,000)	(171,000)
Change in deferred tax asset valuation allowance	533,000	1,140,000
Non-deductible expenses	8,800	31,467

	$800	$2,467

The effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are presented below:

Deferred tax assets:
Tax net operating loss carryforwards	$4,194,000
Accrued inventory reserve	194,000
Accrued expenses	19,000

Total gross deferred tax asset	4,407,000
Less valuation allowance	(4,407,000)

Total net deferred tax asset	$-

The valuation allowance increased by $533,000 and $1,140,000 during the years ended December 31, 2004 and 2003, respectively. The current provision for income taxes for the years ended December 31, 2004 and 2003 is not significant and due primarily to certain state taxes.

At December 31, 2004, the Company had net tax operating loss carryforwards of approximately $10,961,000 and $7,794,000 available to offset future taxable federal and state income, respectively. If not utilized to offset future taxable income, the federal and state carryforwards will expire in various years through 2024 and 2014, respectively. In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the utilization of the Company’s tax net operating loss carryforwards could be severely restricted.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

7. EQUITY TRANSACTIONS

Preferred Stock

The Company has authorized 15,000,000 shares of cumulative, convertible Series B Preferred Stock (“Series B”) with a par value of $1 per share. The Series B has a mandatory cumulative dividend of $1.25 per share, which is payable on a semi-annual basis, and convertible into 1.67 shares of the Company’s common stock, does not have any voting rights, and has liquidation preferences, as defined. As of December 31, 2001, in accordance with the conversion terms of the Series B, 95,023 shares of the common stock remained unissued and committed, which the Company has reclassified to common stock during the year ended December 31, 2002 because the stock had constructively been issued.

In March 2002, the Board of Directors authorized 75,000 shares of 5% cumulative, convertible Series C Preferred Stock (“Series C”) with a par value of $1 per share. The Series C has a mandatory cumulative dividend of $1.25 per share, which is payable on a semi-annual basis in June and December each year to holders of record on November 30 and May 31, does not have any voting rights and has liquidation preferences, as defined. Each share of Series C is convertible at the option of the holder into 16.667 shares of the Company’s common stock.

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

The Series C issued in fiscal 2002 was issued with a beneficial conversion feature as the issuance date trading value of the Company’s common stock was greater than the conversion price. Accordingly, the Company has recorded a deemed dividend to the Series C shareholders of $308,029. As of December 31, 2004, the Company had a total of $63,600 shares of Series C issued and outstanding, with accumulated dividends totaling $195,000, which is recorded in the accompanying consolidated balance sheet.

In September 2003, the Company issued 31,800 shares of series C, valued at approximately $111,000 (based on the estimated fair market value on the date of grant) to consultants for services to be rendered through March 2004. The Company has expensed approximately $46,000 and $65,000 during the years ended December 31, 2004 and 2003, respectively, related to such issuance.

During the year ended December 31, 2003, certain holders of Series C converted 14,400 shares into 240,006 shares of common stock.

In September 2004, the Company issued 47,000 shares of restricted common stock upon conversion of 2,820 shares of Series C at a conversion rate of 16.667.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

7. EQUITY TRANSACTIONS (continued)

Preferred Stock (continued)

During the year ended December 31, 2004, the Company issued a PPM in which the Company offered to eligible investors, as defined, a maximum of 30,000 shares of Series D Preferred Stock (“Series D”), with a required minimum offering of 1,000 shares of Series D to be sold at $25 per share. During the year ended December 31, 2004 and pursuant to the PPM, the Company issued 23,640 shares of Series D to eligible investors for proceeds totaling $521,000, net of $30,000 paid to the broker/dealer and $40,000 of accounts payable which were exchanged for shares. Such offering costs were included as an offset to additional paid-in capital in the accompanying consolidated financial statements. Since the related conversion rate is 50:1, the effective conversion rate of $0.50 resulted in a deemed dividend of $153,660, which was included in accumulated deficit. The deemed dividend is also reflected as an increase in the net loss attributable to common shareholders (see Note 8). Additionally, the broker/dealer was granted Three-Year Placement Warrants, as defined in the PPM, with a cashless exercise feature to purchase 25,000 shares of the Company’s common stock at prices ranging from $0.50 to $1.00. No expense was recorded related to the granting of such warrants as they were considered an offering cost. The warrants vested immediately and expire in February 2007.

Common Stock

During the year ended December 31, 2001, the Company received a $87,500 subscription receivable from a member of the Board of Directors in exchange for shares of the Company’s restricted common stock. The subscription receivable bears interest at an annual rate of 6%. Principal and any unpaid interest were due on October 6, 2001. As of December 31, 2004, the subscription receivable remains unpaid.

During the year ended December 31, 2002, the Company received two subscriptions receivable totaling $375,000 in exchange for 250,000 restricted shares of common stock. The receivables bear interest at an annual rate of 5%. Principal and any unpaid interest on both subscriptions receivable were due on August 22, 2003, and are in default as of December 31, 2004. The Company is currently in negotiations related to the outstanding principal balance. The related accrued interest receivable and interest income are insignificant to the consolidated financial statements.

During the year ended December 31, 2003, the Company amortized $55,833 of deferred consulting fees to consulting expense in the accompanying consolidated statements of operations, which was related to the issuance of restricted shares of common stock during the year ended December 31, 2002 to three consulting firms for services rendered in relation to corporate finance.

During the year ended December 31, 2003, the Company issued 719,918 shares of restricted common stock valued at $202,500 (estimated based on the market price on the date of grant) to consultants for services to be rendered through September 2004. The Company recorded the entire value to deferred consulting fees and amortized the amount to consulting expense over the periods of service. During the years ended December 31, 2004 and 2003, approximately $138,000 and $64,000, respectively, was amortized to consulting expense.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

In January 2004, the Company issued 150,000 shares of restricted common stock valued at $105,000 (estimated based on the market price on the date of grant) to a consultant for services rendered during 2004. In March 2004, due to some disagreements between the consultant and the Company in relation to the services, the Company requested the cancellation of the shares. In December 2004, the Company and the consultant reached an agreement, and the shares were reissued. The $105,000 value of the transaction, based on the value on the measurement date in January 2004 (above), was recorded as consulting expense during the year ended December 31, 2004.

In March 2004, the Company issued 100,000 shares of restricted common stock value at $50,000 (estimated based on the market price on the date of grant) to a consulting firm for services rendered in relation to corporate finance and investor relations. Such amount was recorded as consulting expense during the year ended December 31, 2004.

In December 2004, the Company issued 100,000 shares of restricted common stock valued at $10,000 (estimated based on the market price on the date of grant) to a consultant for services to be rendered through May 2005. The Company recorded the entire value to deferred consulting fees and is amortizing the amount to consulting expense over the period of service. As of December 31, 2004, the total unamortized consulting fees approximated $8,300, which is recorded as an increase to stockholders equity (deficit).

Stock Options and Warrants

Under the terms of the Company's Incentive Stock Option Plan (“ISOP”), options to purchase an aggregate of 1,000,000 shares of common stock may be issued to key employees, as defined. The exercise price of any option may not be less than the fair market value of the shares on the date of grant. No options granted may be exercisable more than 10 years after the date of grant. The options granted generally vest evenly over a one-year period, beginning from the date of grant.

Under the terms of the Company’s Non-Statutory Stock Option Plan ("NSSO"), options to purchase an aggregate of 1,350,000 shares of common stock may be issued to non-employees for services rendered. These options are non-assignable and non-transferable, are exercisable over a five-year period from the date of grant, and vest on the date of grant.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

7. EQUITY TRANSACTIONS (continued)

Stock Options and Warrants (continued)

In December 2001, the Company issued 100,000 warrants to purchase common stock for $2 per share, which is exercisable for two years from the date of issuance. The warrants were issued in connection with a six-month, short-term note payable and cancelled during fiscal 2003. In accordance with GAAP, the proceeds of the financing have been allocated to the debt and the warrants, based on their relative fair values. Accordingly, a discount of $106,000 was recorded as a reduction in the debt balance, and the off-setting credit was recorded as additional paid-in capital. The debt discount was amortized and charged to interest expense over the life of the debt during the year ended December 31, 2002. As part of an extension agreement (see “Note A” at Note 5), the Company effectively cancelled the original 100,000 warrants and issued warrants to purchase 200,000 shares of common stock at an exercise price of $1.00, which vested upon grant and expired in December 2003. As the pro-rata value of the 200,000 warrants issued approximates the amounts expensed in 2002, no additional expense has been recorded. Note A is personally guaranteed by a stockholder and is in default at December 31, 2003.

In September 2002, the Company granted 100,000 stock options to a third party for services rendered valued at $68,000 (estimated based on the Black-Scholes option pricing model pursuant to SFAS 123). The stock options had an exercise price of $1.10, vested immediately and expired in September 2003.

During the year ended December 31, 2003, the Company granted a warrant to purchase 25,000 shares of the Company’s restricted common stock in connection with the issuance of a note payable (see “Note C” at Note 5). The pro-rata value of the warrant was $13,000 (estimated based on the Black-Scholes option pricing model pursuant to SFAS 123). The warrant has an exercise price of $1.00, vests immediately and is exercisable through January 2008.

During the year ended December 31, 2003, the Company granted a warrant to purchase 5,000 shares of the Company’s restricted common stock in connection with the deferral of the maturity date of a note payable (see “Note D” at Note 5). The value of the warrant was $4,500 (estimated based on the Black-Scholes option pricing model pursuant to SFAS 123). The warrant has an exercise price of $1.25, vests immediately and is exercisable through March 2008.

In September 2003, the Company granted options to purchase an aggregate of 1,300,000 shares of restricted common stock, at an exercise price of $0.25 per share (the fair market value of the Company's common stock on the date of grant), to various employees of the Company. The options vested immediately and are exercisable through September 2008.

During the year ended December 31, 2004, the Company did not grant any stock options or warrants.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

7. EQUITY TRANSACTIONS (continued)

Stock Options and Warrants (continued)

The following is a status of the stock options and warrants outstanding at December 31, 2004 and the changes during the three years then ended:

	Year Ended December 31, 2004		Year Ended December 31, 2003
	Options and Warrants	Weighted Average Price	Options and Warrants	Weighted Average Price

Outstanding, beginning of year	1,821,583	$2.34	741,583	$8.06

Granted	-	-	1,530,000	0.36

Exercised	-	-	-	-

Cancelled/Terminated	(135,000)	(9.54)	(450,000)	(5.06)

Outstanding and exercisable, end of year	1,686,583	$1.77	1,821,583	$2.34

Weighted average fair value of options granted		$-		$0.17

The following table summarizes information related to stock options outstanding at December 31, 2004:

	Options Outstanding
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Exercise Price	Number	Life (Years)	Price
$0.25	1,300,000	3.7	$0.25
$1.00- $1.25	130,000	2.8	1.09
$5.00- $6.56	10,000	1.8	5.78
$9.80- $10.00	246,583	0.3	9.95

	1,686,583		$1.77

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

7. EQUITY TRANSACTIONS (continued)

Stock Options and Warrants (continued)

The following outlines the significant assumptions used to calculate the fair market value information presented utilizing the Black-Scholes pricing model during fiscal years 2004 and 2003:

	Year Ended December 31, 2004	Year Ended December 31, 2003

Discount rate	-	2%- 3%

Volatility	-	253%

Expected life	-	4 years

Expected dividend yield	-	-

8. LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2004 and 2003:

	2004	2003

Net loss	$(1,423,359)	$(2,937,616)

Cumulative preferred dividends (See Note 7)	(214,575)	(137,250)

Deemed dividends on preferred stock (See Note 7)	(153,660)	-

Numerator for basic and diluted loss per share: Net loss applicable to common stockholders	(1,791,594)	(3,074,866)

Denominator for basic and diluted loss per share: Weighted average shares	7,038,209	7,355,214

Basic and diluted loss per share	$(0.25)	$(0.42)

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

The Company also leases its office and warehouse facility under a non-cancelable operating lease agreement. The lease requires monthly lease payments of approximately $33,000, with annual increases of 3% through December 2006. The lease is personally guaranteed by one of the stockholders. The lease agreement included a provision in which the Company could purchase the land and building (the “Property”) for $3,050,000 from the current landlord/owner, as amended. During the year ended December 31, 2001, the Company entered into a note payable with the prior landlord/owner of the Property in the amount of $215,000, as a condition of sale of the Property to the current landlord/owner and as a deposit toward the eventual purchase of the Property by the Company, then subsequently deposited an additional $250,000 directly into escrow. The deposits totaling $465,000 were non-refundable. In March 2003, a third party purchased the Property. Therefore, since the Company had no legal claim for the deposits, such amounts were expensed in the accompanying consolidated statement of operations for the year ended December 31, 2003.

The Company was a sublessor in a sublease of an office and warehouse facility under a non-cancelable operating sublease agreement which expired in August 2003. In connection with the sublease, the Company recognized approximately $167,000 of rental income, which has been included in operating expenses in the accompanying consolidated statements of operations for the year ended December 31, 2003. Of this amount, $148,000 represented the Company’s obligation as the original lessee.

The Company leases certain equipment under capital lease obligations that expire through December 2005. Monthly payments approximate $9,000, including interest at rates ranging from 14% to 20%. The assets under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

9. COMMITMENTS AND CONTINGENCIES (continued)

Leases (continued)

Future minimum lease payments on the operating and capital lease obligations approximates the following for the years ending December 31:

	Operating Leases	Capital Leases	Total

2005	$389,000	$78,000	$467,000
2006	397,000	-	397,000

Total minimum lease payments	$786,000	$78,000	$864,000

Less imputed interest		6,000
Present value of minimum lease payments		72,000

Less current portion		72,000

Long-term portion		$-

Rental expense for operating leases approximated $410,000 and $380,000 (net of approximately $165,000 sublease rental income) for the years ended December 31, 2004 and 2003, respectively. Interest expense incurred pursuant to capital lease obligations approximated $18,000 and $25,000 for the years ended December 31, 2004 and 2003, respectively.

Equipment under capital leases as of December 31, 2004, which is included in property and equipment in the accompanying consolidated balance sheet (see Note 3) approximates:

Machinery and equipment	$271,000
Accumulated depreciation	(150,000)

$121,000

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

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

9. COMMITMENTS AND CONTINGENCIES (continued)

Backlog (Unaudited)

The following schedule approximates a reconciliation of backlog representing signed contracts:

Balance, January 1, 2004	$2,192,000
New contracts, January 1, 2004 through December 31, 2004	5,885,000
8,077,000

Less, contract revenue earned - January 1, 2004 through December 31, 2004	(4,606,000)

Balance December 31, 2004	$3,471,000