Form 10QSB
period 2005-03-31
NEW CENTURY COMPANIES INC
filed 2005-05-23
CIK 318716

SECURITIES EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:                               Commission File Number:
  March 31, 2005                                          0-7722

                         NEW CENTURY COMPANIES, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           DELAWARE                                        061034587
-------------------------------                 ----------------------------
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

                                Yes |X|   No |_|

The number of shares of Common Stock, par value $ .10 per share, outstanding as of May 20, 2005 was 7,292,265.

Transitional Small Business Disclosure Format (check one):  Yes |_|   No |X|

ITEM 1.  FINANCIAL STATEMENTS

      The condensed consolidated Financial Statements are set forth at the end of this document.


CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

PLAN OF OPERATIONS

      The earnings of the Company for the three months ended March 31, 2005 were positive as a result of an increase of gross profit and decrease in operating expenses. The Company's current strategy is to expand its customer sales base with its present line of machine products. Plans for expansion are expected to be funded through current working capital from ongoing sales. However, significant growth will require additional funds in the form of debt or equity, or a combination thereof. However, there can be no assurance these funds will be available.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO MARCH 31, 2004.

      Revenues. The Company generated revenues of $1,431,889 for the three months ended March 31, 2005, which was a $452,581 or 46% increase from $979,308 for the three months ended March 31, 2004. The increase is the result of less foreign competition and improved market conditions.

      Gross Profit (Loss). Gross profit for the three months ended March 31, 2005, was $386,019 or 27% of revenues, compared to a gross loss of $(34,693)for the three months ended March 31, 2004. The increase in gross profit is primarily due to decreased labor costs and increased outsourcing.

      Operating Income (Loss). Operating income (loss) increased to $160,200 for the three months ended March 31, 2005 compared to $(493,088) for the three months ended March 31, 2004. The increase of 653,288 or 132% in the operating income is due to a 73% reduced cost of the public company related to consulting expenses and to a 48% decrease in selling, general and administratve expenses due to management's cost cutting efforts.

      Interest Expense. Interest expense for the three months ended March 31, 2005 of $49,067 are at same level as the previous period of $41,798 for the three months ended March 31, 2004.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

      The net cash decrease of the Company during the three months ended March 31, 2005 was ($59,441). The decrease is due to net cash used in operating activities of ($39,036) and ($20,405) of principal payments on capital leases. At March 31, 2005, the Company has a substantial working capital deficit and requires an infusion of funds in the form of equity and/or debt. However, there is no guarantee that the Company will raise sufficient additional funds to execute its business plan. To the extent that the Company is unable to raise sufficient additional funds, the Company's business plan will be substantially modified, its operations curtailed or protection under bankruptcy/reorganization laws sought.

      The Company is currently addressing its liquidity issue by the following actions: The Company continues its aggressive program for selling inventory that has been produced or is currently in production. The Company continues to implement plans to further reduce operating costs. The Company is continually seeking investment capital through the public markets including through private placements. However, there is no guarantee that any of these strategies will enable the Company to meet its obligations for the foreseeable future.

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

      Long-Lived Assets

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discounted operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS 144 on January 1, 2002. The provision of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell such assets, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements with respect to future disposal decision, if any. To date, management has noted no indicators requiring review for impairment and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue which could result in impairment of long-lived assets in the future.

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

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition,", as amended by SAB 104, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company's revenue recognition policy for services and product sales conforms to SAB 104. The Company recognizes revenue of long-term contracts pursuant to Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts."

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

      Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company' s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of March 31, 2005, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures over financial reports are not effective to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)   Changes in Internal Controls

      There were no changes in the Company's internal controls over financial reports during the quarter ended March 31, 2005 that are likely to affect those controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

      None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3. Defaults Upon Senior Securities

During the year ended December 31, 2001, the Company entered into an unsecured note payable ("Note A") with a third party for $250,000. Note A accrues interest at a fixed rate of 18% per annum and matured in December 2003, as amended. Note A is personally guaranteed by a stockholder and is in default at December 31, 2004. At March 31, 2005, the total outstanding principal balance on Note A was $250,000.

During the year ended December 31, 2001, the Company entered into a note payable ("Note B") with a third party for $215,000. Note B accrues interest at a fixed rate of 15% per annum and matured in March 2002. Note B is secured by certain assets of the Company, as defined, and is in default at December 31, 2004. At March 31, 2005, the total outstanding principal balance on Note B was $215,000.

In January 2003, the Company entered into a note payable agreement ("Note C") with two individuals in the amount of $500,000 with an interest rate of 11% per annum, which matured in April 2003 and is in default at December 31, 2004. The note was issued with a discount of $45,000, which the Company amortized to interest expense in the accompanying consolidated statement of operation for 2003. In connection with Note C, the Company issued warrants to purchase 25,000 shares of common stock. Note C is secured by certain assets of the Company. At March 31, 2005, the total outstanding principal balance on Note C was $500,000.

In December 2002, the Company entered into a note payable agreement ("Note D") with two individuals in the amount of $250,000 with an interest rate of 11% per annum, which matured in February 2003. The note was issued with a discount of $15,000, which the Company amortized to interest expense in the accompanying consolidated statement of operations for 2003. In connection with Note D, the Company issued warrants to purchase 5,000 shares of common stock related to the extension of the maturity date of Note D to April 2004. At March 31, 2005, Note D was in default and had a total outstanding principal balance of $250,000.

During November 2004, the Company borrowed $80,816 on two notes payable ("Note E") to one individual. Note E is unsecured, matured in January 2005, has an interest rate of 6% and is currently in default. At March 31, 2005 the total outstanding principal balance on Note E was $80,816.

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


May 23, 2005                           /s/ David Duquette
                                       ----------------------------------------
                                       Name:  David Duquette
                                       Title: Chief Executive Officer and Chief
                                              Financial Officer

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (unaudited)
--------------------------------------------------------------------------------

                                     ASSETS
Current Assets
        Cash                                                                $    69,646
        Contracts receivable                                                      2,867
        Inventories, net                                                        914,879
        Costs and estimated earnings in excess of billings on
          uncompleted contracts                                                 445,362
        Prepaid expenses and other current assets                                 1,560
                                                                            -----------

             Total current assets                                             1,434,314

Property and Equipment, net                                                     264,207
                                                                            -----------

                                                                            $ 1,698,521
                                                                            ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
        Accounts payable and accrued expenses                               $ 2,047,352
        Dividends payable                                                       409,575
        Billings in excess of costs and estimated earnings on
          uncompleted contracts                                                 763,953
        Notes payable                                                         1,295,816
        Current portion of obligations under capital lease                       51,974
                                                                            -----------

             Total current liabilities                                        4,568,670
                                                                            -----------

Commitments and Contingencies

Stockholders' Deficit
        Cumulative, convertible, Series B preferred stock, $1 par value,
          15,000,000 shares authorized, no shares issued and outstanding             --
        Cumulative, convertible, Series C preferred stock, $1 par value,
          75,000 shares authorized, 60,780 shares issued and outstanding
          (liquidation preference of $1,870,000)                                 60,780
        Cumulative, convertible, Series D preferred stock, $25 par value,
          75,000 shares authorized, 23,640 shares issued and outstanding
          (liquidation preference of $650,000)                                  591,000
        Common stock, $0.10 par value, 50,000,000 shares authorized;
          7,292,265 shares issued and outstanding                               729,227
        Subscriptions receivable                                               (462,500)
        Notes receivable from stockholders                                     (485,924)
        Deferred consulting fees                                                 (3,333)
        Additional paid-in capital                                            4,060,974
        Accumulated deficit                                                  (7,360,373)
                                                                            -----------

        Total stockholders' deficit                                          (2,870,149)
                                                                            -----------

                                                                            $ 1,698,521
                                                                            ===========

--------------------------------------------------------------------------------
   See accompanying notes to the condensed consolidated financial statements.

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2005 and 2004
                                   (unaudited)
--------------------------------------------------------------------------------

                                                         2005           2004
                                                     -----------    -----------

NET SALES                                            $ 1,431,889    $   979,308

COST OF SALES                                          1,045,870      1,014,001
                                                     -----------    -----------

GROSS PROFIT (LOSS)                                      386,019        (34,693)
                                                     -----------    -----------

OPERATING EXPENSES
  Consulting and other compensation                       44,972        167,859
  Salaries and related                                    57,190         54,964
  Selling, general and administrative                    123,657        235,572
                                                     -----------    -----------
TOTAL OPERATING EXPENSES                                 225,819        458,395
                                                     -----------    -----------

OPERATING INCOME (LOSS)                                  160,200       (493,088)

INTEREST EXPENSE                                         (49,067)       (41,798)
                                                     -----------    -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES          111,133       (534,886)

PROVISION FOR INCOME TAXES                                    --             --
                                                     -----------    -----------

NET INCOME (LOSS)                                    $   111,133    $  (534,886)
                                                     ===========    ===========

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS  $   111,133    $  (729,886)
                                                     ===========    ===========

Basic and diluted net income (loss) available to
  common stockholders per common share               $      0.02    $     (0.11)
                                                     ===========    ===========

Basic and diluted weighted average
  common shares outstanding                            7,292,265      6,911,932
                                                     ===========    ===========

--------------------------------------------------------------------------------
   See accompanying notes to the condensed consolidated financial statements.

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND March 31, 2004
                                  (unaudited)
--------------------------------------------------------------------------------

                                                                     2005         2004
                                                                   ---------    ---------
Cash flows from operating activities:
     Net income (loss)                                             $ 111,133    $(534,886)
     Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
         Depreciation and amortization of property and equipment      66,744       69,041
         Amortization of consulting fees                               5,000       95,375
         Estimated fair market value of common stock issued for
            consulting services                                           --       50,000
         Changes in operating assets and liabilities:
            Contracts receivable                                          --     (118,466)
            Inventories                                               65,363      (25,072)
            Costs in excess of billings on uncompleted contracts    (193,530)     (13,998)
            Prepaid expenses and other current assets                     --        2,690
            Accounts payable and accrued expenses                    (97,313)     274,978
            Billings in excess of costs on uncompleted contracts       3,567       25,131
                                                                   ---------    ---------

     Net cash used in operating activities                           (39,036)    (175,207)
                                                                   ---------    ---------

Cash flows from investing activities:
     Purchases of property and equipment                                  --         (719)
                                                                   ---------    ---------

     Net cash used in investing activities                                --         (719)
                                                                   ---------    ---------

Cash flows from financing activities:
     Bank overdraft                                                       --       40,114
     Principal repayments on obligations under capital lease         (20,405)     (20,157)
                                                                   ---------    ---------

     Net cash (used in) provided by financing activities             (20,405)      19,957
                                                                   ---------    ---------

Net increase (decrease) in cash                                      (59,441)    (155,969)

Cash at beginning of period                                          129,087      155,969
                                                                   ---------    ---------

Cash at end of period                                              $  69,646    $      --
                                                                   =========    =========

Supplemental disclosure of non-cash activities:

         Accrued cumulative dividends on preferred stock           $      --    $  39,750
                                                                   =========    =========

--------------------------------------------------------------------------------
   See accompanying notes to the condensed consolidated financial statements.

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------

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

The Company completed a reverse merger in May 2001 and trades on the OTC Bulletin Board under the symbol "NCNC.OB".

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of New Century Companies, Inc. and its wholly owned subsidiary, New Century Remanufacturing (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary of the Company for the interim periods have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2005, the Company has negative working capital $3,143,356 and an accumulated deficit of $7,360,373, and recurring losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through increased sales and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2005. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------

REVENUE RECOGNITION

The Company's revenues consist of contracts with vendors. The Company uses the percentage-of-completion method of accounting to account for long-term contracts and, therefore, takes into account the cost, estimated earnings and revenue to date on fixed-fee contracts not yet completed. The percentage-of-completion method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

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

BASIC AND DILUTED LOSS PER COMMON SHARE

Under SFAS 128, "Earnings Per Share," basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were 1,686,583 and 1,821,583 additional potential common shares as of March 31, 2005 and 2004, respectively, and potentially dilutive shares were insignificant to the calculation of earnings per share).

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended March 31, 2005 and 2004:

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------

                                                     FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                     --------------------------
                                                        2005            2004
                                                     -----------    -----------

Net income (loss)                                    $   111,133    $  (534,886)
Current cumulative preferred dividends                        --       (234,750)
                                                     -----------    -----------
Numerator for basic and diluted loss per share:
Net income (loss) applicable to common stockholders      111,133      ( 729,886)

Denominator for basic and diluted
  income (loss) per share:
Weighted average shares                                7,292,265      6,911,932
                                                     -----------    -----------

Basic and diluted income (loss) per share            $     (0.02)   $     (0.11)
                                                     ===========    ===========

STOCK BASED EMPLOYEE COMPENSATION

At March 31, 2005, the Company has one stock-based employee compensation plan and one stock-based non-employee compensation plan. The Company accounts for the employee compensation plan under the recognition and measurement principles of APB 25, and related interpretation. The Company accounts for the non-employee compensation plan under the recognition measurement principles of SFAS 123. There was no employee stock-based compensation cost recognized in net loss for the three month period ended March 31, 2005 and 2004. All options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK BASED COMPENSATION (continued)

                                                                       FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      ----------------------------
                                                                          2005            2004
                                                                      ------------    ------------
Net income /(loss) applicable to common stockholders:
    As reported                                                       $    111,133   $   (729,886)
    Deduct: Total stock-based employee compensation expense
      determined under fair value based method for all awards                   --             --
                                                                      ------------   ------------
    Pro forma                                                         $    111,133   $   (729,886)
                                                                      ============   ============

Basic and diluted net income / (loss) per share:
    As reported                                                       $       0.02   $      (0.11)
                                                                      ============   ============
    Pro forma                                                         $       0.02   $      (0.11)
                                                                      ============   ============

The above pro forma effects of applying SFAS 123 are not necessarily representative of the impact on reported net loss for future years.

NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements discussed in the notes to the December 31, 2004 financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB that were required to be adopted during the year ended December 31, 2005 did not have a significant impact on the Company's financial statements.

RECLASSIFICATIONS

No reclassification has been made.

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
--------------------------------------------------------------------------------

2. CONTRACTS IN PROGRESS

Contracts in progress as of March 31, 2005 were as follows:

Cumulative costs to date                                            $ 2,935,476
Cumulative gross profit to date                                       2,175,483
                                                                    -----------
Cumulative revenue earned                                             5,110,959

Less progress billings to date                                       (5,429,550)
                                                                    -----------
      Net overbillings                                              $  (318,591)
                                                                    ===========

The following is included in the accompanying condensed consolidated balance sheet under these captions as of March 31, 2005:

Costs and estimated earnings on contracts in
  progress in excess of billings                                      $ 445,362

Billings in excess of costs and estimated earnings
  on contracts in progress                                             (763,953)
                                                                      ---------
      Net overbillings                                                $(318,591)
                                                                      =========