Form 10QSB
period 2005-06-30
NEW CENTURY COMPANIES INC
filed 2005-08-22
CIK 318716

SECURITIES EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended:                               Commission File Number:
    June 30, 2005                                          0-7722

                         NEW CENTURY COMPANIES, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           DELAWARE                                        061034587
-------------------------------                 ----------------------------
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

                                 Yes |X| No |_|

The number of shares of Common Stock, par value $ .10 per share, outstanding as of August 19, 2005 was 8,492,265.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

ITEM 1.  FINANCIAL STATEMENTS

      The condensed consolidated financial statements are set forth at the end of this document.

   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                    12

   Condensed Consolidated Balance Sheet                                       12

   Condensed Consolidated Statements of Operations                            13

   Condensed Consolidated Statements of Cash Flows                            14

   Notes to Condensed Consolidated Financial Statements                       15

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                   3

ITEM 3. CONTROLS AND PROCEDURES                                                8

PART II OTHER INFORMATION                                                      9

ITEM 1. LEGAL PROCEEDING                                                       9

ITEM 2.  UNREGISTERED  SALES OF EQUITY SECURITIES AND USE OF
         PROCEEDS                                                              9

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       10

ITEM 4. SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS                    11

ITEM 5. OTHER INFORMATION                                                     11

ITEM 6. EXHIBITS                                                              11

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

Plan of Operations

      The earnings of the Company for the three months ended June 30, 2005 were negative as a result of a decrease in sales and of the corporate expenses related to compliance with the regulatory requirements of being a public company. The Company's current strategy is to expand its customer sales base with its present line of machine products. Plans for expansion are expected to be funded through current working capital from ongoing sales. However, significant growth will require additional funds in the form of debt or equity, or a combination thereof. However, there can be no assurance these funds will be available.

Results Of Operations For the Three Months Ended June 30, 2005 Compared to June 30, 2004.

      Revenues. The Company generated revenues of $1,207,979 for the three months ended June 30, 2005, which was a $373,782 or 24% decrease from $1,581,761 for the three months ended June 30, 2004. The decrease is the result of a deficiency in working capital, which has limited our ability to fulfill customer orders. Additionally, the overall market for machine tools is cyclical, reflecting economic conditions, production capacity utilization, changes in tax and fiscal policies, corporate profitability and financial condition as well as the general level of business confidence. The Company cannot predict for what period of time the decreased level of customer purchases will continue, whether the level of customer purchases will decline further, or the level at which incoming orders will be.

      Gross Profit. Gross profit for the three months ended June 30, 2005, was $372,168 or 31% of revenues, compared to $61,210 or 4% for the three months ended June 30, 2004. The $310,958 increase in gross profit was generated by a decrease in cost of sales of $684,740, due to the increased productivity. Additionally, management increased their effort in cutting material losses and increased efficiency of labor.

      Net operating loss decreased to $(58,632) for the three months ended June 30, 2005 compared to $(217,020) for the three months ended June 30, 2004 as a result of reducing expenses, such us consulting, salaries and general and administrative, based on the continue struggle of the management to increase the operations productivity.

      Net Loss. Net loss increased to $128,850 for the three months ended June 30, 2005 compared to a net income of $283,034 for the three months ended June 30, 2004, a decrease of $411,884. The decrease is a result of last years $545,058 gain on forgiveness of accounts payable when the Company`s CEO/CFO, David Duquette, proposed to major suppliers a deal for payment of $0.50c open payable for a $1, and personally pursued the vendors in accepting the proposal.

      Interest Expense. Interest expense for the three months ended June 30, 2005, increased to $70,218 compared to $45,004, for the three months ended June 30, 2004, primarily due to the accrual of interest on four default notes payable due to the inability of the Company to pay off their notes payable. The Company used these funds for the continuation of the operating activities.

Results Of Operations For the Six Months Ended June 30, 2005 Compared to June 30, 2004.

      Revenues. The Company generated revenues of $2,639,868 for the six months ended June 30, 2005, which was a $78,799 or 3% increase from $2,561,069 for the six months ended June 30, 2004. The increase is the result of less foreign competition and improved market conditions with impact in the first quarter of the fiscal year 2005 sales.

      Gross Profit. Gross profit for the six months ended June 30, 2005, was $758,187 or 29% of revenues, compared to $26,517 or 1% for the six months ended June 30, 2004. The $731,670 increase in gross profit was generated by a decrease in cost of sales of $652,871, due to the increased productivity. Management increased their effort in cutting material losses and increased efficiency of labor.

      Net Operating Income. Net operating income increased to $101,568 for the six months ended June 30, 2005 from a loss of $710,108 for the six months ended June 30, 2004, primarily as a result of increased gross profit, and secondarily as a result of reducing expenses, such us consulting, salaries and general and administrative, based on the continue struggle of the management to increase the operations productivity.

      Net Loss. Net loss decreased to $17,717 for the six months ended June 30, 2005 compared to a net loss of $251,852 for the six months ended June 30, 2004, a decrease of $234,135. The decrease is a result of 114% increase in operating income for the analyzed period.

      Interest Expense. Interest expense for the six months ended June 30, 2005, increased to $119,285 compared to $86,802, for the six months ended June 30, 2004, primarily due to the accrual of interest on four default notes payable due to the inability of the Company to pay off their notes payable. The Company used these funds for the continuation of the operating activities.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

      The net cash decrease of the Company during the six months ended June 30, 2005 was ($96,240). The decrease is due to net cash used in operating activities of ($54,709) and ($41,531) of principal payments on capital leases. At June 30, 2005, the Company has a substantial working capital deficit and requires an infusion of funds in the form of equity and/or debt. However, there is no guarantee that the Company will raise sufficient additional funds to execute its business plan. To the extent that the Company is unable to raise sufficient additional funds, the Company's business plan will need to be substantially modified, its operations curtailed or protection under bankruptcy / reorganization laws sought.

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

      Long-Lived Assets

      Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discounted operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS 144 on January 1, 2002. The provision of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell such assets, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements with respect to future disposal decision, if any. To date, management has noted no indicators requiring review for impairment and therefore, no adjustments have been made to the carrying values of long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue which could result in impairment of long-lived assets in the future.

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

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition,", as amended and superceded by SAB 104, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company's revenue recognition policy for services and product sales conforms to SAB 104. The Company recognizes revenue of long-term contracts pursuant to Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production - Type Contracts."

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

      Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company' s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of June 30, 2005, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures over financial reports are not effective to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)   Changes in Internal Controls

      There were no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2005 that are likely to affect those controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      During the quarter ended June 30,2005, the Company issued 900,000 shares. The shares were issued pursuant to Section 4(2) of the Act.

On April 12, 2005, the Company and one if its noteholders (the "Noteholder") executed a mutual agreement (the "Extension Agreement") whereby the Noteholder agreed not to foreclose on the security interest of two notes payable, which were in default, before the earlier of a funding (which has not occured as of the filing of this Form 10-QSB) or August 13, 2005. As consideration to effectively extend the due date of the two notes until August 13, 2005, the Company issued the Noteholder 250,000 shares of the Company's restricted common stock. Additionally, the Extension Agreement required the Company to register the shares by August 13, 2005, or it would need to pay penalties of 1,000 additional shares being issued for each day of delay up to thirty days and 2,500 additional shares for each day thereafter. The estimated fair value of the 250,000 shares (based on the trading price of the Company's stock on the date of issuance) totaling $47,500 was recorded on the date of issuance as a debt discount against the face value of the notes and is being amortized to interest expense over the extension period in accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." Amortization of the discount to interest expense during the three months ended June 30, 2005 totaled $29,687.

On April 21, 2005, the Company entered into a six month corporate finance and investor relations consulting agreement. As a commencement bonus for the services to be provided by the consultant, the Company issued 100,000 shares of restricted common stock in accordance with the contract. Additionally, the contract requires the Company to pay the consultant a finder's fee of 2.5% under any future Fee Transaction, as defined, occuring during the term of the contract or within one year thereafter. The fair value of the 100,000 share commencement bonus (based on the trading price of the Company's stock on the date of issuance) totaling $20,000 was recorded as deferred consulting fees on the date of issuance and is being amortized to consulting expense over the six month term of the agreement. The remaining deferred consulting fees under this contract totaled $6,667 at June 30, 2005.

On April 21, 2005, the Company issued 100,000 shares of restricted common stock to one of its former customers as a partial legal settlement for a pending claim related to the sale of one its machines. Accordingly, the Company immediately expensed the fair value of such common stock totaling $20,000 (based on the trading price of the Company's stock on the date of issuance).

On April 25, 2005 the Company issued 300,000 shares of restricted common stock to a holder of the Company's Cumulative, Convertible, Series D preferred stock ("Series D") under a verbal agreement as the sole consideration and remedy for failure to register the common shares underlying the Series D. Accordingly, the Company expensed the fair value of the 300,000 common shares (based on the trading price of the Company's stock on such date of issuance) totaling $90,000.

On April 25, 2005, the Company issued 150,000 shares of restricted common stock to a consultant for corporate finance and investor relations services under a six month verbal agreement. The Company recorded the fair value of the common stock (based on the trading price of the Company's stock on the date of issuance) totaling $45,000 as deferred consulting fees and is amortizing such amount over the six month term of the agreement. The remaining deferred consulting fees under this agreement totaled $14,100 at June 30, 2005.

Item 3. Defaults Upon Senior Securities

During the year ended December 31, 2001, the Company entered into an unsecured note payable ("Note A") with a third party for $250,000. Note A accrues interest at a fixed rate of 18% per annum and matured in December 2003, as amended. Note A is personally guaranteed by a stockholder and is in default at December 31, 2004. At June 30, 2005, the total outstanding principal balance on Note A was $250,000.

During the year ended December 31, 2001, the Company entered into a note payable ("Note B") with a third party for $215,000. Note B accrues interest at a fixed rate of 15% per annum and matured in March 2002. Note B is secured by certain assets of the Company, as defined, and is in default at December 31, 2004. At June 30, 2005, the total outstanding principal balance on Note B was $215,000.

In January 2003, the Company entered into a note payable agreement ("Note C") with two individuals in the amount of $500,000 with an interest rate of 11% per annum, which matured in April 2003 and is in default at December 31, 2004. The note was issued with a discount of $45,000, which the Company amortized to interest expense in the accompanying consolidated statement of operation for 2003. In connection with Note C, the Company issued warrants to purchase 25,000 shares of common stock. Note C is secured by certain assets of the Company. At June 30, 2005, the total outstanding principal balance on Note C was $500,000.

In December 2002, the Company entered into a note payable agreement ("Note D") with two individuals in the amount of $250,000 with an interest rate of 11% per annum, which matured in February 2003. The note was issued with a discount of $15,000, which the Company amortized to interest expense in the accompanying consolidated statement of operations for 2003. In connection with Note D, the Company issued warrants to purchase 5,000 shares of common stock related to the extension of the maturity date of Note D to April 2004. On April 12, 2005, Note D was extended through August 13, 2005 and had a total outstanding principal balance of $250,000. For the consideration of the extension, the Company issued 250,000 common stock with a fair value of $47,500. The cost of the extension has been amortized over 4 month. As of June 30, 2005, the Company amortized $29,687 of the cost.

During November 2004, the Company borrowed $80,816 on two notes payable ("Note E") to one individual. Note E in unsecured, matured in January 2005, has an interest rate of 6% and is currently in default. At June 30, 2005 the total outstanding principal balance on Note E was $80,816.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits

      (a)   Exhibits:

            31.1 302 Sarbanes Oxley Certification of David Duquette, Chief Executive Officer and Chief Financial Officer

            32.1  906 Sarbanes Oxley Certification

-----------------------------------------------------------------------------------------------
                             NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                                CONDENSED CONSOLIDATED BALANCE SHEET

                                             June 30, 2005
                                              (Unaudited)

-----------------------------------------------------------------------------------------------


                                   ASSETS

Current Assets
      Cash                                                                          $    32,847
      Contracts receivable                                                                2,867
      Inventories, net                                                                  930,612
      Costs and estimated earnings in excess of billings on uncompleted contracts       507,528
      Other current assets                                                                1,560
                                                                                    -----------

           Total current assets                                                       1,475,414

Property and Equipment, net                                                             203,464
                                                                                    -----------

                                                                                    $ 1,678,878
                                                                                    ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

      Accounts payable and accrued expenses                                         $ 2,201,135
      Dividends payable                                                                 515,100
      Billings in excess of costs and estimated earnings on uncompleted contracts       553,250
      Notes payable, net of discount                                                  1,278,003
      Capital lease obligations                                                          30,848
                                                                                    -----------

           Total current liabilities                                                  4,578,336
                                                                                    -----------

Commitments and Contingencies

Stockholders' Deficit

      Cumulative, convertible, Series B preferred stock, $1 par value
      15,000,000 shares authorized; no shares issued and outstanding                         --
      Cumulative, convertible, Series C preferred stock, $1 par value
      75,000 shares authorized; 60,780 shares issued and outstanding
              (liquidation preference of $1,946,000)                                     60,780
      Cumulative, convertible, Series D preferred stock, $25 par value
      75,000 shares authorized; 23,640 shares issued and outstanding
              (liquidation preference of $680,000)                                      591,000
      Common stock, $0.10 par value, 50,000,000 shares authorized;
        8,192,265 shares issued and outstanding                                         819,227
      Subscriptions receivable                                                         (462,500)
      Notes receivable from stockholders                                               (485,924)
      Deferred consulting fees                                                          (20,767)
      Additional paid-in capital                                                      4,193,474
      Accumulated deficit                                                            (7,594,748)
                                                                                    -----------

      Total stockholders' deficit                                                    (2,899,458)
                                                                                    -----------

                                                                                    $ 1,678,878
                                                                                    ===========

-----------------------------------------------------------------------------------------------

               See accompanying notes to condensed consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------

                                        NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                For the Three and Six Months Ended June 30, 2005 and 2004
                                                       (Unaudited)

---------------------------------------------------------------------------------------------------------------------

                                                                For the Three Months         For the Six Months
                                                                   Ended June 30,               Ended June 30,
                                                                2005           2004           2005           2004
                                                             -----------    -----------    -----------    -----------
  NET SALES                                                  $ 1,207,979    $ 1,581,761    $ 2,639,868    $ 2,561,069

  COST OF SALES                                                  835,811      1,520,551      1,881,681      2,534,552
                                                             -----------    -----------    -----------    -----------

  GROSS PROFIT                                                   372,168         61,210        758,187         26,517
                                                             -----------    -----------    -----------    -----------

OPERATING EXPENSES

  Consulting and other compensation                              153,407         18,654        198,379        186,513
  Salaries and related                                            40,362         73,784         97,552        128,748
  Selling, general and administrative                            237,031        185,792        360,688        421,364
                                                             -----------    -----------    -----------    -----------
  TOTAL OPERATING EXPENSES                                       430,800        278,230        656,619        736,625
                                                             -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS)                                          (58,632)      (217,020)       101,568       (710,108)
                                                             -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)

  Interest expense                                               (70,218)       (45,004)      (119,285)       (86,802)
  Gain on forgiveness of accounts payable                             --        545,058             --        545,058
                                                             -----------    -----------    -----------    -----------
  TOTAL OTHER INCOME (EXPENSE)                                   (70,218)       500,054       (119,285)       458,256
                                                             -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE PROVISION FOR

INCOME TAXES                                                    (128,850)       283,034        (17,717)      (251,852)

PROVISION FOR INCOME TAXES                                            --             --             --             --
                                                             -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                            $  (128,850)   $   283,034    $   (17,717)   $  (251,852)
                                                             ===========    ===========    ===========    ===========

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS           $  (234,375)   $   243,284    $  (123,242)   $  (331,352)
                                                             ===========    ===========    ===========    ===========

Basic net income (loss) available to common stockholders
per common share                                             $     (0.03)   $      0.03    $     (0.02)   $     (0.05)
                                                             ===========    ===========    ===========    ===========

Diluted net income (loss) available to common stockholders
per common share                                             $     (0.03)   $      0.03    $     (0.02)   $     (0.05)
                                                             ===========    ===========    ===========    ===========

Basic weighted average common shares
  outstanding                                                  7,978,932      6,995,265      7,635,598      6,953,598
                                                             ===========    ===========    ===========    ===========

Diluted weighted average common shares
  outstanding                                                  7,978,932      8,816,848      7,635,598      6,953,598
                                                             ===========    ===========    ===========    ===========

---------------------------------------------------------------------------------------------------------------------
                       See accompanying notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------------------------

                              NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                              (Unaudited)

--------------------------------------------------------------------------------------------------

                                                                             2005         2004
                                                                           ---------    ---------
Cash flows from operating activities:
     Net loss                                                              $ (17,717)   $(251,852)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization of property and equipment             127,487      138,128
         Amortization of deferred consulting fees                             52,566      103,250
         Gain on forgiveness of accounts payable                                  --      545,058
         Amortization of debt discount                                        29,687           --
         Estimated fair market value of common stock
             issued as partial legal settlement                               20,000       50,000
         Estimated fair market value of common stock issued for
             penalty of failure to register convertible preferred shares      90,000           --
         Changes in operating assets and liabilities:
             Contracts receivable                                                 --      110,684
             Inventories                                                      49,630      (14,697)
             Costs in excess of billings on uncompleted contracts           (255,696)    (172,650)
             Other current assets                                                 --        5,381
             Accounts payable and accrued expenses                            56,470     (896,990)
             Billings in excess of costs on uncompleted contracts           (207,136)    (264,355)
                                                                           ---------    ---------

     Net cash used in operating activities                                   (54,709)    (648,043)
                                                                           ---------    ---------

Cash flows from investing activities:

     Purchases of property and equipment                                          --       (1,396)
                                                                           ---------    ---------

     Net cash used in investing activities                                        --       (1,396)
                                                                           ---------    ---------

Cash flows from financing activities:

     Bank overdraft                                                               --       13,679
     Principal repayments on obligations under capital lease                 (41,531)     (41,209)
     Issuance of preferred stock, net of commissions
         and offering costs                                                       --      521,000
                                                                           ---------    ---------

     Net cash (used in) provided by financing activities                     (41,531)     493,470
                                                                           ---------    ---------

Net decrease increase in cash                                                (96,240)    (155,969)

Cash at beginning of period                                                  129,087      155,969
                                                                           ---------    ---------

Cash at end of period                                                      $  32,847    $      --
                                                                           =========    =========

Supplemental disclosure of noncash investing and financing activities:

     Dividends payable                                                     $ 105,525    $  79,500
                                                                           =========    =========

     Debt discount for note payable extension                              $  47,500    $      --
                                                                           =========    =========

-------------------------------------------------------------------------------------------------
            See accompanying notes to condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Company trades on the OTC Bulletin Board under the symbol "NCNC.OB".

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of New Century Companies, Inc. and its wholly owned subsidiary, New Century Remanufacturing (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's financial position as of June 30, 2005, and the results of operations and cash flows for the interim periods presented, have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results for the full year.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2005, the Company has negative working capital of $3,102,922 and an accumulated deficit of $7,594,748, and recurring losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through increased sales and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2005. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," as amended and superseded by SAB No. 104, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. Management believes that the Company's revenue recognition policy conforms to SAB No. 104. The Company recognizes revenue of contracts pursuant to SOP 81-1.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of an estimate of markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience, current industry trends and estimated costs.

BASIC AND DILUTED LOSS PER COMMON SHARE

Under SFAS 128, "Earnings Per Share," basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were 179,310 and 1,821,583 additional potential common shares as of June 30, 2005 and 2004, respectively). With the exception of the three months ended June 30, 2004, the Company incurred net losses and basic and diluted loss per share are equal because additional potential common shares would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2005 and 2004:

                                                      For the Three Months Ended
                                                                        June 30,

                                                         2005           2004
                                                     -----------    -----------

Net income (loss)                                    $  (128,850)   $   283,034
Current cumulative preferred dividends                  (105,525)       (39,750)
                                                     -----------    -----------
Numerator for basic income (loss) per share:

Net income (loss) available to common stockholders      (234,375)       243,284

Denominator for basic income (loss) per share:

Weighted average shares                                7,978,932      6,995,265
                                                     -----------    -----------

Basic income (loss) per share                        $     (0.03)   $      0.03
                                                     ===========    ===========
Denominator for diluted income (loss) per share:

Weighted average shares                                7,978,932      8,816,848
                                                     -----------    -----------

Diluted income (loss) per share                      $     (0.03)   $      0.03
                                                     ===========    ===========

                                                        For the Six Months Ended
                                                                        June 30,

                                                         2005           2004
                                                     -----------    -----------

Net loss                                             $   (17,717)   $  (251,852)
Current cumulative preferred dividends                  (105,525)       (79,500)
                                                     -----------    -----------
Numerator for basic and diluted loss per share:

Net loss available to common stockholders               (123,242)      (331,352)

Denominator for basic and diluted loss per share:

Weighted average shares                                7,635,598      6,953,598
                                                     -----------    -----------

Basic and diluted loss per share                     $     (0.02)   $     (0.05)
                                                     ===========    ===========

STOCK BASED EMPLOYEE COMPENSATION

At June 30, 2005, the Company has one stock-based employee compensation plan and one stock-based non-employee compensation plan. The Company accounts for the employee compensation plan under the recognition and measurement principles of Accounting Principles Board Opinion No. ("APB") 25, and related interpretation. The Company accounts for the non-employee compensation plan under the recognition measurement principles of SFAS 123. There was no employee stock-based compensation cost recognized in net loss for the six month periods ended June 30, 2005 and 2004. Hence, the disclosure requirements under SFAS 148 are not required. However, the above pro forma non-effects of applying SFAS 123 are not necessarily representative of the impact on reported net loss for future periods.

NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements discussed in the notes to the December 31, 2004 financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB that were required to be adopted during the year ended December 31, 2005 did not have a significant impact on the Company's financial statements.

2. CONTRACTS IN PROGRESS

Contracts in progress as of June 30, 2005, which include completed contracts that have not been completely billed, were as follows:

Cumulative costs to date                                            $ 3,399,242
Cumulative gross profit to date                                       2,800,044
                                                                    -----------
Cumulative revenue earned                                             6,199,286

Less progress billings to date                                       (6,245,008)
                                                                    -----------
      Net overbillings                                              $   (45,722)
                                                                    ===========

The following is included in the accompanying condensed consolidated balance sheet under these captions as of June 30, 2005:

Costs and estimated earnings on contracts in
  progress in excess of billings                                      $ 507,528

Billings in excess of costs and estimated earnings
  on contracts in progress                                             (553,250)
                                                                      ---------
      Net overbillings                                                $ (45,722)
                                                                      =========

3. EQUITY TRANSACTIONS

On April 12, 2005, the Company and one if its noteholders (the "Noteholder") executed a mutual agreement (the "Extension Agreement") whereby the Noteholder agreed not to foreclose on the security interest of two notes payable, which were in default, before the earlier of a funding (which has not occured as of the filing of this Form 10-QSB) or August 13, 2005. As consideration to effectively extend the due date of the two notes until August 13, 2005, the Company issued the Noteholder 250,000 shares of the Company's restricted common stock. Additionally, the Extension Agreement required the Company to register the shares by August 13, 2005, or it would need to pay penalties of 1,000 additional shares being issued for each day of delay up to thirty days and 2,500 additional shares for each day thereafter. The estimated fair value of the 250,000 shares (based on the trading price of the Company's stock on the date of issuance) totaling $47,500 was recorded on the date of issuance as a debt discount against the face value of the notes and is being amortized to interest expense over the extension period in accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." Amortization of the discount to interest expense during the three months ended June 30, 2005 totaled $29,687.

On April 21, 2005, the Company entered into a six month corporate finance and investor relations consulting agreement. As a commencement bonus for the services to be provided by the consultant, the Company issued 100,000 shares of restricted common stock in accordance with the contract. Additionally, the contract requires the Company to pay the consultant a finder's fee of 2.5% under any future Fee Transaction, as defined, occuring during the term of the contract or within one year thereafter. The fair value of the 100,000 share commencement bonus (based on the trading price of the Company's stock on the date of issuance) totaling $20,000 was recorded as deferred consulting fees on the date of issuance and is being amortized to consulting expense over the six month term of the agreement. The remaining deferred consulting fees under this contract totaled $6,667 at June 30, 2005.

On April 21, 2005, the Company issued 100,000 shares of restricted common stock to one of its former customers as a partial legal settlement for a pending claim related to the sale of one its machines. Accordingly, the Company immediately expensed the fair value of such common stock totaling $20,000 (based on the trading price of the Company's stock on the date of issuance).

On April 25, 2005 the Company issued 300,000 shares of restricted common stock to a holder of the Company's Cumulative, Convertible, Series D preferred stock ("Series D") under a verbal agreement as the sole consideration and remedy for failure to register the common shares underlying the Series D. Accordingly, the Company expensed the fair value of the 300,000 common shares (based on the trading price of the Company's stock on such date of issuance) totaling $90,000.

On April 25, 2005, the Company issued 150,000 shares of restricted common stock to a consultant for corporate finance and investor relations services under a six month verbal agreement. The Company recorded the fair value of the common stock (based on the trading price of the Company's stock on the date of issuance) totaling $45,000 as deferred consulting fees and is amortizing such amount over the six month term of the agreement. The remaining deferred consulting fees under this agreement totaled $14,100 at June 30, 2005.

4. SUBSEQUENT EVENTS

In July 2005, the Company issued 300,000 shares of restricted common stock to a consultant for marketing campaign and investor relations services under a twelve months agreement. The agreement requires payment in cash of $25,000 per month, for the first two months, and $15,000 per month for the period thereafter.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 22, 2005                        /s/ David Duquette
                                       ----------------------------------------
                                       Name:  David Duquette
                                       Title: Chief Executive Officer and Chief
                                              Financial Officer