Form 10QSB
period 2005-09-30
NEW CENTURY COMPANIES INC
filed 2005-11-14
CIK 318716

SECURITIES EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended:                               Commission File Number:
  September 30, 2005                                        0-7722


                         NEW CENTURY COMPANIES, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



           DELAWARE                                        061034587
-------------------------------                 ----------------------------
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

                                Yes _X_   No___

The number of shares of Common Stock, par value $ .10 per share, outstanding as of November 9, 2005 was 10,197,334 .

Transitional Small Business Disclosure Format (check one):  Yes ___  No _X_

ITEM 1.  FINANCIAL STATEMENTS

      The condensed consolidated financial statements are set forth at the end of this document.

   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   Condensed Consolidated Balance Sheet                                       14

   Condensed Consolidated Statements of Operations                            15

   Condensed Consolidated Statements of Cash Flows                            16

   Notes to Condensed Consolidated Financial Statements                       17


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS .........................................................4

ITEM 3. CONTROLS AND PROCEDURES ...............................................9

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING .....................................................10

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ..........10

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.......................................10

ITEM 4. SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS....................11

ITEM 5. OTHER INFORMATION.....................................................11

ITEM 6. EXHIBITS .............................................................11

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

Plan of Operations

      For the three months ended September 30, 2005, the Company experienced an increase in sales due to continuing growth in demand of our machine tools. We see several significant factors in the economy that should keep sales of large metal-working machines such as vertical turning machines very robust. The recently enacted federal highway and energy bills is expected to stimulate demand for machine tools, such as ours, used in the manufacturing of equipment for oil and gas production, power generation, and road and transit construction. Meanwhile, the construction industry is entering a new boom with the massive cleanup and reconstruction after hurricanes Katrina and Rita. This is expected to create additional need for our vertical turning machines.

      The Company's current strategy is to expand its customer sales base with its present line of machine products.

Results Of Operations For the Three Months Ended September 30, 2005 Compared to September 30, 2004.

      Revenues. The Company generated revenues of $1,604,851 for the three months ended September 30, 2005, which was a $437,904 or 38% increase from $1,166,947 for the three months ended September 30, 2004. The increase is the result of a growth in customer orders, based on the overall enlarged market for machine tools and on capability to sell the Company's product at higher contact amounts.

      Another indicator of increasing interest on the Company's machine-tool, is the expanded volume of request for quotes.

      Gross Profit. Gross profit for the three months ended September 30, 2005, was $596,216 or 37% of revenues, compared to a gross loss of $205,924 or 17% for the three months ended September 30, 2004. The $802,140 increase in gross profit was generated by a decrease in cost of sales of $364,236, due to the increased productivity. Additionally, management increased their effort in cutting material losses and increased efficiency of labor.

      Operating Income. Operating income increased to $347,625 for the three months ended September 30, 2005 compared to an operating loss of $798,368 for the three months ended September 30, 2004, an $849,128 increase. The increase is as a result of reducing expenses, such us salaries and general and administrative, based on the continued struggle of management to increase operational productivity.

      Net Income. Net income increased to $335,016 for the three months ended September 30, 2005 compared to a net loss of $492,030 for the three months ended September 30, 2004, an increase of $827,046. The increase is based on the increase in operating income.

      Interest Expense. Interest expense for the three months ended September 30, 2005, increased to $63,369 compared to $46,099, for the three months ended September 30, 2004, primarily due to the accrual of interest on four default notes payable due to the inability of the Company to pay off their notes payable. The Company used these funds to pay old debt to vendors, in the operation process.

Results Of Operations For the Nine Months Ended September 30, 2005 Compared to September 30, 2004.

         Revenues. The Company generated revenues of $4,244,719 for the nine months ended September 30, 2005, which was a $516,703 or 14% increase from $3,728,016 for the nine months ended September 30, 2004. The increase is the result of improved market conditions with impact in the Company`s sales prices and increased ability to sale larger machines.

      Gross Profit. Gross profit for the nine months ended September 30, 2005, was $1,354,403 or 32% of revenues, compared to a gross loss of $179,407 or 5% for the nine months ended September 30, 2004. The $1,533,810 increase in gross profit was generated by a decrease in cost of sales of $1,017,107, due to the increased productivity. Management increased their effort in cutting material losses and increased efficiency of labor.

      Operating Income. Operating income increased to $449,193 for the nine months ended September 30, 2005 from a loss of $1,610,044 for the nine months ended September 30, 2004, a $1,660,804 increase. The increase is primarily as a result of increased gross profit, and secondarily as a result of reducing expenses, such us salaries and general and administrative, based on the continue struggle of the management to increase the operations productivity.

      Net Income. Net income increased to $317,299 for the nine months ended September 30, 2005 compared to a net loss of $743,882 for the nine months ended September 30, 2004, an increase of $1,061,181. The increase is a result of 143% increase in operating income for the analyzed period.

      Interest Expense. Interest expense for the nine months ended September 30, 2005, increased to $182,654 compared to $132,901, for the nine months ended September 30, 2004, primarily due to the accrual of interest on four default notes payable due to the inability of the Company to pay off their notes payable. The Company used these funds in operating activities.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

     The net cash increase of the Company during the nine months ended September 30, 2005 was $153,923. The increase is due to $217,329 cash provided by operating activities, based on the overall increase in sales. If the Company`s increase in sales remains at the same levels with 2005 sales, the Company predicts that its capital needs will be met internally, eliminating the high cost of long term debt.

INFLATION AND CHANGING PRICES

      The Company does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

GOING CONCERN

     In the fiscal year 2005, the Company realized a significant increase in its net income. However, The Company has incurred operating losses in the previous years, and still has a working capital deficit and a significant stockholders' deficit. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

      Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company' s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of September 30, 2005, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures over financial reports are not effective to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls

        There were no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2005 that are likely to affect those controls.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        During the quarter ended September 30, 2005, the Company issued 300,000 shares to Investor Relations International Inc., for consulting services The shares were issued pursuant to Section 4(2) of the Act.

On August 2005, a shareholder converted 12,000 Preferred Shares Series D into 600,000 shares of common stock.

On September 2005, a shareholder converted 31,800 Preferred Shares Series C into 530,010 shares of common stock.


On July 14, 2005, the Company issued 3000,000 shares of restricted common stock to a consultant for corporate finance and investor relations services under a one year consulting agreement. The Company recorded the fair value of the common stock (based on the trading price of the Company's stock on the date of issuance) totaling $75,000 as deferred consulting fees and is amortizing such amount over the six month term of the agreement. Due to a significant increase of the company stock price from issuance to the ending of reported period, in accordance with the EITF 96-18, the company did a recalculation of the deferred consulting fees based on September 30, 2005 fair value stock price, and evaluate the fees at $180,000. The additional $105,000 difference was recorded as deferred consulting fees and the quarterly amortization has been adjusted correspondingly. The remaining deferred consulting fees under this contract totaled $142,500 at September 30, 2005.


Item 3. Defaults Upon Senior Securities

During the year ended December 31, 2001, the Company entered into an unsecured note payable ("Note A") with a third party for $250,000. Note A accrues interest at a fixed rate of 18% per annum and matured in December 2003, as amended. Note A is personally guaranteed by a stockholder and is in default at December 31, 2004. At September 30, 2005, the total outstanding principal balance on Note A was $250,000.

During the year ended December 31, 2001, the Company entered into a note payable ("Note B") with a third party for $215,000. Note B accrues interest at a fixed rate of 15% per annum and matured in March 2002. Note B is secured by certain assets of the Company, as defined, and is in default at December 31, 2004. At September 30, 2005, the total outstanding principal balance on Note B was $215,000.

In January 2003, the Company entered into a note payable agreement ("Note C") with two individuals in the amount of $500,000 with an interest rate of 11% per annum, which matured in April 2003 and is in default at December 31, 2004. The note was issued with a discount of $45,000, which the Company amortized to interest expense in the accompanying consolidated statement of operation for 2003. In connection with Note C, the Company issued warrants to purchase 25,000 shares of common stock. Note C is secured by certain assets of the Company. At September 30, 2005, the total outstanding principal balance on Note C was $500,000.

In December 2002, the Company entered into a note payable agreement ("Note D") with two individuals in the amount of $250,000 with an interest rate of 11% per annum, which matured in February 2003. The note was issued with a discount of $15,000, which the Company amortized to interest expense in the accompanying consolidated statement of operations for 2003. In connection with Note D, the Company issued warrants to purchase 5,000 shares of common stock related to the extension of the maturity date of Note D to April 2004. On April 12, 2005, Note D was extended through August 13, 2005 and had a total outstanding principal balance of $250,000. For the consideration of the extension, the Company issued 250,000 common stock with a fair value of $47,500. The cost of the extension has been amortized over 4 month. As of September 30, 2005, the Company amortized $29,687 of the cost.

During November 2004, the Company borrowed $80,816 on two notes payable ("Note E") to one individual. Note E in unsecured, matured in January 2005, has an interest rate of 6% and is currently in default. At September 30, 2005 the total outstanding principal balance on Note E was $80,816.

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



November 14, 2005                             /s/ David Duquette
                                       ----------------------------------------
                                       Name:  David Duquette
                                       Title: Chief Executive Officer and Chief
                                              Financial Officer

================================================================================
                     NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                 September 30, 2005
                                    (unaudited)

================================================================================

                                       ASSETS
Current Assets
       Cash                                                                            $   283,010
       Contracts receivable                                                                 50,787
       Inventories, net                                                                    965,418
       Costs and estimated earnings in excess of billings on uncompleted contracts         615,695
       Prepaid expenses and other current assets                                             9,601
                                                                                       -----------

            Total current assets                                                         1,924,511

Property and Equipment, net                                                                136,743
                                                                                       -----------

                                                                                       $ 2,061,254
                                                                                       ===========
                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
       Accounts payable and accrued expenses                                           $ 2,330,350
       Dividends payable                                                                   515,100
       Billings in excess of costs and estimated earnings on uncompleted contracts         405,190
       Notes payable                                                                     1,295,816
       Current portion of obligations under capital lease                                    8,973
                                                                                       -----------

            Total current liabilities                                                    4,555,429
                                                                                       -----------
Commitments and Contingencies

Stockholders' Deficit
       Cumulative, convertible, Series B preferred stock, $1 par value,
         15,000,000 shares authorized, no shares issued and outstanding                       --
       Cumulative, convertible, Series C preferred stock, $1 par value,
         75,000 shares authorized, 28,980 shares issued and outstanding
         (liquidation preference of $1,151,000)                                             28,980
       Cumulative, convertible, Series D preferred stock, $25 par value,
         75,000 shares authorized, 11,640 shares issued and outstanding
         (liquidation preference of $380,000)                                              291,000
       Common stock, $0.10 par value, 50,000,000 shares authorized;
         9,622,266 shares issued and outstanding                                           962,227
       Subscriptions receivable                                                           (462,500)
       Notes receivable from stockholders                                                 (485,924)
       Deferred consulting fees                                                           (142,500)
       Additional paid-in capital                                                        4,574,274
       Accumulated deficit                                                              (7,259,732)
                                                                                       -----------

       Total stockholders' deficit                                                      (2,494,175)
                                                                                       -----------

                                                                                       $ 2,061,254
                                                                                       ===========

================================================================================

   See accompanying notes to the condensed consolidated financial statements.

===================================================================================================================
                                     NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           For the Three and Nine Months Ended September 30, 2005 and 2004
                                                     (unaudited)
===================================================================================================================
                                                     Three Months     Three Months     Nine Months      Nine Months
                                                        Ended           Ended             Ended            Ended
                                                      September        September        September        September
                                                        2005             2004              2005             2004
                                                     -----------      -----------      -----------      -----------
NET SALES                                            $ 1,604,851      $ 1,166,947      $ 4,244,719      $ 3,728,016

COST OF SALES                                          1,008,635        1,372,871        2,890,316        3,907,423
                                                     -----------      -----------      -----------      -----------

GROSS PROFIT (LOSS)                                      596,216         (205,924)       1,354,403         (179,407)
                                                     -----------      -----------      -----------      -----------

OPERATING EXPENSES
Consulting and other compensation                        153,418           16,306          351,797          202,819
Salaries and related                                      27,701           78,689          125,253          207,437
Selling, general and administrative                       64,472          149,824          428,160          571,188
                                                     -----------      -----------      -----------      -----------
TOTAL OPERATING EXPENSES                                 248,591          244,819          905,210          981,444
                                                     -----------      -----------      -----------      -----------

OPERATING INCOME (LOSS)                                  347,625         (450,743)         449,193       (1,160,851)
                                                     -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE)
Gain on forgiveness of accounts payable                   50,760            4,812           50,760          549,870
Interest expense                                         (63,369)         (46,099)        (182,654)        (132,901)
                                                     -----------      -----------      -----------      -----------

TOTAL OTHER INCOME (EXPENSE)                             (12,609)         (41,287)        (131,894)         416,969
                                                     -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES                                             335,016         (492,030)         317,299         (743,882)

PROVISION FOR INCOME TAXES                                  --               --               --               --
                                                     -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                    $   335,016      $  (492,030)     $   317,299      $  (743,882)
                                                     ===========      ===========      ===========      ===========

NET INCOME (LOSS) AVAILABLE
TO COMMON STOCKHOLDERS                               $   335,016      $  (531,780)     $   211,774      $  (863,132)
                                                     ===========      ===========      ===========      ===========

Basic and diluted net income (loss) available to
common stockholders per common share                 $      0.04      $     (0.08)     $      0.03      $     (0.12)
                                                     ===========      ===========      ===========      ===========

Basic weighted average common
  shares outstanding                                   8,741,821        7,018,765        7,912,876        6,975,321
                                                     ===========      ===========      ===========      ===========

Diluted weighted average common
  shares outstanding                                   9,268,011        7,018,765        8,439,066        6,975,321
                                                     ===========      ===========      ===========      ===========
===================================================================================================================

   See accompanying notes to the condensed consolidated financial statements.

====================================================================================================
                              NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
                                             (unaudited)
====================================================================================================
                                                                            2005            2004
                                                                          ---------      ---------
Cash flows from operating activities:
     Net income (loss)                                                    $ 317,299      $(743,882)
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization of property and equipment             194,208        207,215
        Gain on forgiveness of accounts payable                              50,760        545,058
        Amortization of deferred consulting fees                            122,833        109,813
        Amortization of debt discount                                        47,500           --
        Estimated fair market value of common stock issued for
           consulting services                                                 --           50,000
        Estimated fair market value of common stock issued for
           partial legal settlement                                          20,000           --
        Estimated fair market value of common stock issued for
           penalty on failure to register convertible preferred stock        90,000           --
        Changes in operating assets and liabilities:
           Contracts receivable                                             (47,920)        21,434
           Inventories                                                       14,824        (67,728)
           Costs and estimated earnings in excess of billings
           on uncompleted contracts                                        (363,863)        37,349
           Prepaid expenses and other current assets                         (8,041)         5,381
           Accounts payable and accrued expenses                            134,925       (834,682)
           Billings in excess of costs and estimated earnings
           on uncompleted contracts                                        (355,196)        69,804
                                                                          ---------      ---------
     Net cash provided by (used in) operating activities                    217,329       (600,238)
                                                                          ---------      ---------
Cash flows from investing activities:
     Purchases of property and equipment                                       --           (1,396)
                                                                          ---------      ---------
     Net cash used in investing activities                                     --           (1,396)
                                                                          ---------      ---------
Cash flows from financing activities:
     Bank overdraft                                                            --           (9,516)
     Proceeds from issuance of preferred stock                              521,000
     Principal repayments on obligations under capital lease                (63,406)       (62,607)
                                                                          ---------      ---------
     Net cash (used in) provided by financing activities                    (63,406)       448,877
                                                                          ---------      ---------
Net increase (decrease) in cash                                             153,923       (152,757)
Cash at beginning of period                                                 129,087        155,969
                                                                          ---------      ---------
Cash at end of period                                                     $ 283,010      $   3,212
                                                                          =========      =========
Supplemental disclosure of non-cash activities:

        Debt discount on note payable extension                           $  47,500      $    --
                                                                          =========      =========
        Accrued cumulative dividends on preferred stock                   $ 105,525      $  79,500
                                                                          =========      =========
        Conversion of preferred stock to common stock                     $ 331,800      $   4,700
                                                                          =========      =========
        Preferred stock issued in lieu of accounts payable                $    --        $  40,000
                                                                          =========      =========
====================================================================================================

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

BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the Company's financial position as of September 30, 2005, and the results of operations and cash flows for the interim periods presented, have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results for the full year.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2005, the Company has negative working capital $2,630,918 and an accumulated deficit of $7,259,732, and recurring losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through increased sales and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2005. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

BASIC AND DILUTED LOSS PER COMMON SHARE

Under SFAS 128, "Earnings Per Share," basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (there were 526,190 and 1,821,583 additional potential common shares as of September 30, 2005 and 2004, respectively). In 2004, the Company incurred net losses and basic and diluted loss per share are equal because additional potential common shares would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2005 and 2004:

For the Three Months Ended
September 30,


                                                        2005            2004
                                                     -----------    -----------
Net income (loss)                                    $   335,016    $  (492,030)
Current cumulative preferred dividends                         -        (39,750)
                                                     -----------    -----------
Numerator for basic income (loss) per share:
Net income (loss) available to common stockholders       335,016       (531,780)

Denominator for basic income (loss) per share:
Weighted average shares                                8,741,821      7,018,765
                                                     -----------    -----------
Denominator for diluted income (loss) per share:
Weighted average shares                                9,268,011      7,018,765
                                                     -----------    -----------

Basic and diluted income (loss) per share            $      0.04    $     (0.08)
                                                     ===========    ===========
For the Nine Months Ended
September 30,


                                                        2005            2004
                                                     -----------    -----------
Net income (loss)                                    $   317,299    $  (743,882)
Current cumulative preferred dividends                  (105,525)      (119,250)
                                                     -----------    -----------
Numerator for basic income (loss) per share:
Net income (loss) available to common stockholders       211,774       (863,132)

Denominator for basic (income) loss per share:
Weighted average shares                                7,912,876      6,975,321
                                                     -----------    -----------
Denominator for diluted (income) loss per share:
Weighted average shares                                8,439,066      6,975,321
                                                     -----------    -----------
Basic and diluted income (loss) per share            $      0.03    $     (0.12)
                                                     ===========    ===========

STOCK BASED COMPENSATION

At September 30, 2005, the Company has one stock-based employee compensation plan and one stock-based non-employee compensation plan. The Company accounts for the employee compensation plan under the recognition and measurement principles of Accounting Principles Board Opinion No. ("APB") 25, and related interpretation. The Company accounts for the non-employee compensation plan under the recognition measurement principles of SFAS 123. There was no employee stock-based compensation cost recognized in net loss for the nine month periods ended September 30, 2005 and 2004. Hence, the disclosure requirements under SFAS 148 are not required. However, the above pro forma non-effects of applying SFAS 123 are not necessarily representative of the impact on reported net loss for future periods.

The Company accounts for stock-based compensation to non-employees in accordance with the fair value recognition requirements of SFAS No. 123 and Emerging Issues Task Force 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18").

NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements discussed in the notes to the December 31, 2004 financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB that were required to be adopted during the year ended December 31, 2005 did not have a significant impact on the Company's financial statements.

RECLASSIFICATIONS

No reclassification has been made from the prior period presentation.


2. CONTRACTS IN PROGRESS

Contracts in progress as of September 30, 2005, which include completed contracts that have not been completely billed, were as follows:


Cumulative costs to date                                            $ 4,111,835
Cumulative gross profit to date                                       3,672,064
                                                                    -----------
Cumulative revenue earned                                             7,783,899

Less progress billings to date                                       (7,573,394)
                                                                    -----------
      Net underbillings                                              $  210,505
                                                                    ===========

The following is included in the accompanying condensed consolidated balance sheet under these captions as of September 30, 2005:


Costs and estimated earnings on contracts in
  progress in excess of billings                                      $ 615,695

Billings in excess of costs and estimated earnings
  on contracts in progress                                             (405,190)
                                                                      ---------
      Net underbillings                                               $ 210,505
                                                                      =========


3. EQUITY TRANSACTIONS

On July 14, 2005, the Company entered into a retail investor marketing campaign under a one year consulting agreement. The Company issued 300,000 shares of restricted common stock in accordance with the contract. Additionally, the contract requires the Company to pay the consultant $25,000 per month for the first two months and $15,000 per month thereafter through completion. The contract does not contain a "performance commitment" as defined in EITF 96-18 and, therefore, a measurement date will not exist until the services have been completed. As a result, the fair value of the 300,000 shares was recorded as deferred consulting fees on the date of grant, based on the then-current fair value, and was adjusted to the fair value of the common stock on September 30, 2005 totaling $180,000. Such deferred consulting fees are being amortized to consulting expense over the one year term of the agreement. The remaining deferred consulting fees under this contract totaled $142,500 at September 30, 2005.

In July, 2005 the Company issued 530,000 shares of restricted common stock upon conversion of 31,800 shares of Series C preferred stock at a conversion rate of 16.667-to-1.

In July, 2005 the Company issued 600,000 shares of restricted common stock upon conversion of 12,000 shares of Series D preferred stock at a conversion rate of 50-to-1.


4. SUBSEQUENT EVENTS

In October 2005, the Company issued 500,000 shares of common stock in exchange of services.