Form 10KSB/A
period 2004-12-31
NEW CENTURY COMPANIES INC
filed 2006-02-08
CIK 318716

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                  FORM 10-KSB/A

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

                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 000-09459

                           NEW CENTURY COMPANIES, INC.
                           ---------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                 DELAWARE                                     0610345787
                 --------                                     ----------
(STATE OR OTHER JURISDICTION OF INCORPORATION)             (I.R.S. EMPLOYER
                                                           IDENTIFICATION NO.)

      9835 SANTA FE SPRINGS RD.
         SANTA FE SPRINGS, CA                                   90670
         --------------------                                   -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (562) 906-8455
                                 --------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                                      NAME OF EACH EXCHANGE
 TITLE OF EACH CLASS                                   ON WHICH REGISTERED
 -------------------                                   -------------------

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

                           NEW CENTURY COMPANIES, INC.
                                   FORM 10-KSB
                                      INDEX

                                                                                    PAGE
PART I
Item 1.         Description of Business                                                 4
Item 2.         Description of Property                                                 7
Item 3.         Legal Proceedings                                                       7
Item 4.         Submission of Matters of a Vote of Security Holders                     7
PART II
Item 5.         Market for Company's Common Equity and Related
                Stockholder Matters                                                     7
Item 6.         Management's Discussion and Analysis or Plan of Operations             11
Item 7.         Financial Statements                                                   14
Item 8.         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                               15
Item 8A.        Controls and Procedures                                                15
Item 8B.        Other Information
PART III
Item 9.         Directors and Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the Exchange Act             16
Item 10.        Executive Compensation                                                 17
Item 11.        Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters                                        19
Item 12.        Certain Relationships and Related Transactions                         19
Item 13.        Exhibits                                                               20
Item 14.        Principal Accountant Fees and Services                                 20
Signatures                                                                             21
Financial Statements                                                                  F-1

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