Form 10KSB
period 2005-12-31
NEW CENTURY COMPANIES INC
filed 2006-04-17
CIK 318716

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-KSB

                                   (MARK ONE)

   |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                       OF
                                      1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

   |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

            FOR THE TRANSITION PERIOD FROM __________ TO____________

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

Check whether the issuer is required to file reports pursuant to Section 13 15(d) of the Exchange Act. |_|

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The issuer's revenue for its most recent fiscal year was $6,038,459.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, on the average bid and ask price of such common equity on April 6, 2006. As of April 6, 2006 there were 11,350,338 shares of common stock issued and outstanding.

                           NEW CENTURY COMPANIES, INC.
                                   FORM 10-KSB
                                      INDEX


                                                                            PAGE
                                     PART I

Item 1. Description of Business                                                4

Item 2. Description of Property                                                8

Item 3. Legal Proceedings                                                      8

Item 4. Submission of Matters To a Vote of Security Holders                    8

                                     PART II

Item 5. Market for Company's Common Equity, Related
        Stockholder Matters, and Small Business Issuer
        processes of Equity Securities                                         9

Item 6. Management's Discussion and Analysis or Plan of
        Operation                                                             13

Item 7. Financial Statements                                                  16

Item 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                                   17

Item 8A Controls and Procedures                                               17

                          PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of The Exchange Act            18

Item 10. Executive Compensation                                               19

Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                           20

Item 12. Certain Relationships and Related Transactions                       21

Item 13. Exhibits                                                             21

Item 14. Principal Accountant Fees and Services                               22

Signatures                                                                    23

Financial Statements                                                         F-1
================================================================================

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

OVERVIEW

Corporate History and Operations

The common stock of New Century Companies, Inc. ("New Century" or the "Company") is quoted on the OTC Bulletin Board under the symbol "NCNC.OB". Prior to May 25, 2001, the Company was engaged in the business of marketing services to other companies wanting to reach the Hispanic market. However, due to difficulty in raising additional working capital to execute the business plan, the Company ceased its operations and completed a reverse merger.

On May 25, 2001, the Company entered into a plan of Reorganization and Merger with New Century Remanufacturing, Inc., ("NCR"). Pursuant to the merger, all of the outstanding shares of NCR were exchanged for shares of the Company on a 1 to 833.33 basis. The Company issued a total of 4,195,942 shares of common stock. Immediately after the merger, all then existing officers and directors of the Company resigned and the management of NCR was elected and appointed to such positions; thereby effecting a change of control. Although NCR became a wholly-owned subsidiary of the Company following the transaction, because the transaction resulted in a change of control, the transaction was recorded as a "reverse merger" whereby NCR was considered to be the accounting acquirer of the Company. After the reverse merger the Company changed its name to New Century Companies, Inc. The results of operations and the related financial statements are the results of operations for NCR.

Since the merger, the Company has been engaged in acquiring, re-manufacturing and selling pre-owned Computer Numerically Controlled ("CNC") machine tools to manufacturing customers. The Company provides rebuilt, retrofit and remanufacturing services for numerous brands of machine tools. The remanufacturing of a machine tool, typically consisting of replacing all components, realigning the machine, adding updated CNC capability and electrical and mechanical enhancements, generally takes two to four months to complete. Once completed, a remanufactured machine is a "like new," state-of-the-art machine with a price ranging from $275,000 to $1,000,000, which is approximately 40%-50% of the price of a new machine. The Company also manufactures original equipment CNC large turning lathes and attachments under the tradename Century Turn. CNC machines use commands from onboard computers to control the movements of cutting tools and rotation speeds of the parts being produced. Computer controls enable operators to program operations such as part rotation, tooling selection and tooling movement for specific parts and then store the programs in memory for future use. The machines are able to produce parts while left unattended. Because of this ability, as well as superior speed of operation, a CNC machine is able to produce the same amount of work as several manually controlled machines, as well as reduce the number of operators required; generating higher profits with less re-work and scrap. Since the introduction of CNC tooling machines, continual advances in computer control technology have allowed for easier programming and additional machine capabilities.

A vertical turning machine permits the production of larger, heavier and more oddly shaped parts on a machine, which uses less floor space when compared to the traditional horizontal turning machine because the spindle and cam are aligned on a vertical plane, with the spindle on the bottom.

The primary industry segments in which NCR machines are utilized to make component parts are in aerospace, power generation turbines, military, component parts for the energy sector for natural gas and oil exploration and medical fields. The Company sells its products to customers in the United States, Canada and Mexico.

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

SUPPLIERS

Our three largest suppliers are GE Fanuc Automation, Bearings and Drives and Sandvik Coromant.

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

COMPETITION

The market for remanufacturing services for the machine tools is competitive; with competition from numerous independent rebuild suppliers with various sales and resource levels. We believe that we have a competitive advantage because we employ skilled personnel who have been trained for and have experience with these products. Principal competitive factors for our products and services are proprietary technology, customer service, technical support, delivery and price.

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

RESEARCH AND DEVELOPMENT

Our ongoing research and development program involves creating new products and modifying existing products to meet market demands and redesigning existing products to reduce the cost of manufacturing. The research and development department is staffed with experienced design engineers. In the last year we did not incur any cost of research and development.

PATENTS AND TRADEMARKS

The Company has applied for patents, trademarks and copyrights relating to its manufactured products. However, the Company's business generally is not dependent upon the protection of any patent, patent application or patent license agreement, or group thereof, and would not be materially affected by the expiration thereof.

EMPLOYEES

At December 31, 2005, we had 26 full-time employees. The Company believes its relationships with its employees are good. The Company's employees are not represented by a collective bargaining organization and the Company has not experienced a work stoppage.

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


AVAILABLE INFORMATION

The Company files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports files or furnished pursuant to Sections 13(a) and 15(d) of the Security Exchange Act of 1934, as amended. The public may read and copy this materials at the SEC`s Public Reference Room at 450 Fifth St. NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (HTTP://WWW.SEC.GOV) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically.

RISK FACTORS

Operating Results Fluctuate

The Company's results of operations for any quarter or year are not necessarily indicative of results to be expected in future periods. New Century's future operating results may be affected by various trends and factors that must be managed in order to achieve favorable operating results. The inability to forecast these trends and factors could have a material adverse effect on its business, results of operations, and financial condition. The Company's operating results have historically been and are expected to continue to be subject to quarterly and yearly fluctuations as a result of a number of factors. These factors include:

o adverse changes in the conditions in the specific markets for its products;

o visibility to, and the actual size and timing of, capital expenditures by its customers;

o     inventory practices, including the timing of deployment, of its customers;

o adverse changes in the public and private equity and debt markets and the ability of its customers and suppliers to obtain financing or to fund capital expenditures;

o     adverse changes in the credit ratings of its customers and suppliers;

o     a general downturn in the overall economy;

o a decline in government defense funding that lowers the demand for defense equipment and retrofitting;

o     competitive pricing and availability of competitive products; and

o adverse changes in the ability of the company to obtain financing or to fund capital expenditures, mergers and acquisitions or growth.

As a consequence, operating results for a particular period are difficult to predict. Any of the above factors could have a material adverse effect on New Century's business, results of operations, and financial condition.

Reliance on External Financing to Meet Cash Requirements

The Company will continue to rely upon external financing sources to meet the cash requirement of its ongoing operations. New Century is currently seeking additional capital in the form of equity or debt, or a combination thereof. However, there is no guarantee that it will raise sufficient capital to execute its business plan. To the extent that the Company are unable to raise sufficient capital, its business plan will require substantial modification and its operations curtailed. These conditions raise substantial doubt about New Century's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

Volatile Share Price

The Company's Common Stock has experienced, and may continue to experience, substantial price volatility, particularly as a result of variations between its actual or anticipated financial results and the published expectations of analysts and as a result of announcements by its competitors and itself. In addition, the stock market has experienced extreme price fluctuations that have affected the market price of many companies and that have often been unrelated to the operating performance of these companies. A major decline in the capital markets generally, or in the market price of New Century's securities may negatively impact its ability to make future strategic acquisitions, raise capital, issue debt, or retain employees. These factors, as well as general economic and political conditions, may in turn have a material adverse effect the market price of the Company's Common Stock.

Seasonality

The Company's business is subject to certain seasonal fluctuations in sales, with a pattern of net sales being lower in the second fiscal quarter, due to plant closings in the summer months and vacations. The market for machine tools is also sensitive to economic conditions, production capacity utilization and the general level of business confidence.

Competition

The market for remanufacturing services for the machine tools is competitive with competition from numerous independent rebuild suppliers with various sales and resource levels. The Company's believes it possesses a competitive advantage in that it employs skilled personnel who have been trained for and have experience with these products. Principal competitive factors for the Company's products and services are proprietary technology, customer service, technical support, delivery, and price.

Product Liability And Warranty Claims

We may be exposed to product liability and warranty claims in the event that the use of our products results, or is alleged to result, in bodily injury and/or property damage or our products actually or allegedly fail to perform as expected. While we maintain insurance coverage with respect to certain product liability claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against product liability claims. In addition, product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. An unsuccessful defense of a product liability claim could have an adverse affect on our business, results of operations and financial condition and cash flows. Even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and our company. Warranty claims are not covered by insurance, and we may incur significant warranty costs in the future for which we would not be reimbursed.

Key Personnel

Our ability to operate our businesses and implement our strategies depends, in part, on the efforts of our executive officers and other key employees particularly Messrs. Duquatte and Czikmantori. In addition, our future success will depend on, among other factors, our ability to attract and retain qualified personnel, particularly research professionals, technical sales professionals and engineers. The loss of the services of any key employee or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects.

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

There were no matters submitted to security holder for the quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock trades on the Over-The-Counter Bulletin Board under the symbol "NCNC.OB". The following table sets forth the high and low bid prices for the shares of common stock as reported on the Over-The-Counter Bulletin Board for each quarterly period of the last two fiscal years. The bid prices listed below represent prices, adjusted for stock splits, between dealers without adjustments for retail markups, breakdowns or commissions and may not represent actual transactions.


For Year Ended 2005

                                    HIGH LOW


     December 31                                      $  0.77   0.38
     September 30                                        0.73   0.21
     June 30                                             0.33   0.13
     March 31                                            0.51   0.15



For Year Ended 2004

                                    HIGH LOW



     December 31                                      $  0.29   0.06
     September 30                                        0.32   0.15
     June 30                                             0.65   0.18
     March 31                                            0.85   0.40


We have not declared any cash dividends on our common stock since inception. Declaration of dividends with respect to the common stock is at the discretion of the Board of Directors. Any determination to pay dividends will depend upon the financial condition, capital requirements, results of operations and other factors deemed relevant by the Board of Directors.

At December 31, 2005 we had approximately 1,500 shareholders of our common stock. This figure does not include beneficial holders or common stockholder's nominee co-trust name, as we cannot accurately estimate the number of these beneficial holders.

The transfer agent and registrar for our common stock is U.S. Stock Transfer, Los Angeles, California.

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

RECENT SALES OF UNREGISTERED SECURITIES

PREFERRED STOCK

In September 2005, holders of the Company's Preferred C converted 31,800 shares into 530,001 shares of common stock.

In August 2005, holders of the Company's Preferred D converted 12,000 shares into 600,000 shares of common stock.


COMMON STOCK

On October 27, 2005, the Company issued 300,000 shares of restricted common stock to a consultant for corporate finance and investor relations services under a one year consulting agreement. The Company recorded the fair value of the common stock (based on the trading price of the Company's stock on the date of issuance) totaling $132,000 as deferred consulting fees and is amortizing such amount over the twelve month term of the agreement. Due to a significant increase of the Company's stock price from issuance to the end of the reporting period, in accordance with the EITF 96-18, the Company performed a recalculation of the deferred consulting fees based on the December 31, 2005 fair value stock price, and adjusted the fees to $186,000. The additional $54,000 difference was recorded as deferred consulting fees and is being amortized over the remaining term of the contract. At December 31, 2005, the remaining deferred consulting fees under this contract totaled $155,000.


On October 26, 2005, the Company issued 100,000 shares of restricted common stock to a consultant for corporate finance and investor relations services under a one year consulting agreement. The Company recorded the fair value of the common stock (based on the trading price of the Company's stock on the date of issuance) totaling $42,000 as deferred consulting fees and is amortizing such amount over the twelve month term of the agreement. Due to a significant increase of the Company's stock price from issuance to the end of the reporting period, in accordance with the EITF 96-18, the Company performed a recalculation of the deferred consulting fees based on the December 31, 2005 fair value stock price, and adjusted the fees to $62,000. The additional $20,000 difference was recorded as deferred consulting fees and is being amortized over the remaining term of the contract. At December 31, 2005, the remaining deferred consulting fees under this contract totaled $50,633.

On October 11, 2005, the Company issued 100,000 shares of restricted common stock to a consultant for corporate finance and investor relations services under a one year consulting agreement. The Company recorded the fair value of the common stock (based on the trading price of the Company's stock on the date of issuance) totaling $41,000 as deferred consulting fees and is amortizing such amount over the twelve month term of the agreement. Due to a significant increase of the Company's stock price from issuance to the end of the reporting period, in accordance with the EITF 96-18, the Company performed a recalculation of the deferred consulting fees based on the December 31, 2005 fair value stock price, and adjusted the fees to $62,000. The additional $21,000 difference was recorded as deferred consulting fees and is being amortized over the remaining term of the contract. The remaining deferred consulting fees under this contract totaled $49,083 at December 31, 2005.


On July 14, 2005, the Company issued 300,000 shares of restricted common stock to a consultant for corporate finance and investor relations services under a one year consulting agreement. The Company recorded the fair value of the common stock (based on the trading price of the Company's stock on the date of issuance) totaling $75,000 as deferred consulting fees and started to amortize such amount over the twelve month term of the agreement. Due to a significant increase of the company stock price from issuance to the ending of reported period, in accordance with the EITF 96-18, the company did a recalculation of the deferred consulting fees based on December 31, 2005 fair value stock price, and evaluate the fees at $132,000. The additional $57,000 difference was recorded as deferred consulting fees and amortized entirely at October 27, 2005, when a new agreement was executed, which nullified the previous contract, and the services (which originally were to be completed in July 2006) were deemed completed.

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


On April 25, 2005, the Company issued 150,000 shares of restricted common stock to a consultant for corporate finance and investor relations services under a six month verbal agreement. The Company recorded the fair value of the common stock (based on the trading price of the Company's stock on the date of issuance) totaling $45,000 as deferred consulting fees and amortized such amount over the six month term of the agreement. The services were completed in April 2005 and no reevaluation under EITF 96-18 was necessary.

On April 21, 2005, the Company entered into a six month corporate finance and investor relations consulting agreement. As a commencement bonus for the services to be provided by the consultant, the Company issued 100,000 shares of restricted common stock in accordance with the contract. Additionally, the contract requires the Company to pay the consultant a finder's fee of 2.5% under any future Fee Transaction, as defined, occurring during the term of the contract or within one year thereafter. The fair value of the 100,000 share commencement bonus (based on the trading price of the Company's stock on the date of issuance) totaling $20,000 was recorded as deferred consulting fees on the date of issuance and was being amortized to consulting expense over the six month term of the agreement. Due to a significant increase of the Company's stock price from issuance to the period when the services were completed, in accordance with EITF 96-18, the Company performed a recalculation of the deferred consulting fees. The Company reevaluated the stock at October 20, 2005, $12,000 of additional amortization was expensed.


On April 21, 2005, the Company issued 100,000 shares of restricted common stock to one of its former customers as a partial legal settlement for a pending claim related to the sale of one its machines. Accordingly, the Company immediately expensed the fair value of such common stock totaling $20,000 (based on the trading price of the Company's stock on the date of issuance). On October 31, 2005 the dispute was fully settled. As part of this settlement, it was stipulated that the customer shall not exercise the option to receive the Company's shares of stock, and agreed to assign the shares to our legal counselor, without representation or warranty.

On April 12, 2005, the Company and one if its noteholders (the "Noteholder") executed a mutual agreement (the "Extension Agreement") whereby the Noteholder agreed not to foreclose on the security interest of two notes payable, which were in default, before the earlier of a funding (which has not occurred as of the filing of this Form 10-QSB) or August 13, 2005. As consideration to effectively extend the due date of the two notes until August 13, 2005, the Company issued the Noteholder 250,000 shares of the Company's restricted common stock. Additionally, the Extension Agreement required the Company to register the shares by August 13, 2005, or it would need to pay penalties of 1,000 additional shares being issued for each day of delay up to thirty days and 2,500 additional shares for each day thereafter. The penalty right was waived by the noteholders on November 10, 2005. The estimated fair value of the 250,000 shares (based on the trading price of the Company's stock on the date of issuance) totaling $47,500 was recorded on the date of issuance as a debt discount against the face value of the notes and was being amortized to interest expense over the extension period in accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." At the end of December 31, 2005, Amortization of the discount to interest expense during the twelve months ended December 31, 2005 totaled $47,500.


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

During the year ended December 31, 2005, the Company did not grant any warrants or stock options.


The following is a status of the stock options and warrants outstanding at December 31, 2005 and the changes during the two years then ended:



                                                    Year Ended                          Year Ended
                                                   December 31,                        December 31,
                                                        2005                                2004
                                         ---------------------------------     ------------------------------
                                                                                                  Weighted
                                         Options and         Weighted          Options and         Average
                                           Warrants        Average Price         Warrants           Price
                                         -------------    ----------------     -------------     ------------
Outstanding, beginning of year              1,711,583     $          1.75         1,821,583          $  2.34

Granted                                             -                  -             25,000             0.65

Exercised                                           -                   -                 -               -

Cancelled/Terminated                         (243,083)              (9.88)          (135,000)          (9.54)
                                         -------------    ----------------     -------------     ------------

Outstanding and exercisable, end of year    1,468,500     $          0.40          1,711,583          $ 1.75
                                         =============    ================     =============     ============

The following table summarizes information related to stock options outstanding at December 31, 2005:


                                                 EQUITY COMPENSATION PLAN INFORMATION

                                                                                             NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                         NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                         ISSUED UPON EXERCISE OF      EXERCISE PRICE OF      EQUITY COMPENSATION PLANS
                                         OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES
                                         WARRANTS AND RIGHTS          WARRANTS AND RIGHTS    REFLECTED IN COLUMN(A))
                                                (A)                          (B)                       (C)
--------------------------------------   --------------------------   --------------------   -------------------------
Equity compensation plans approved by
     security holders                                     1,413,500                   0.39                     936,500

Equity compensation plans not approved
     by security holders                                     55,000                   0.86

Total                                                     1,468,500                   --                       936,500


>From time to time, the Company issues warrants to employees and to third parties pursuant to various agreements, which are not approved by the shareholders.

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

OVERVIEW

The earnings of New Century Companies for the year ended 2005 were positive as a result of an increase in sales, and an increase in gross profit, based on better market conditions and the Company's strategy to sell its products at a higher gross margin.
The Company's current strategy is to expand its customer sales base with its present line of machine products. Plans for expansion are expected to be funded through current working capital from ongoing sales. However, significant growth will require additional funds in the form of debt or equity, or a combination thereof. The Company's growth strategy also includes strategic acquisitions in addition to growing the current business. A significant acquisition will require additional financing. The Company obtained additional financing in 2006 for a proposed acquisition. However, than can be no assurance the acquisition will take place.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004.

Revenues. New Century generated revenues of $6,038,459 for the fiscal year ended December 31, 2005, which was a 31% increase from $4,605,813 for the fiscal year ended December 31, 2004. The increase is the result of an increase in sales based on better market conditions for New Century machines.

Gross Profit. There was a substantial increase in gross profit for the fiscal year ended December 31, 2005, of $2,171,956, due to the increased revenues from higher selling prices and a $739,310 decrease in cost of sales. The decrease in cost of sales is principally related to more efficient use of material and labor resources. Gross profit was $1,714,970, compared to a loss of $(456,986) from the corresponding period in 2004.

Net Income . Net income increased to $668,359 for the fiscal year ended December 31, 2005 compared to a net loss of $1,423,359 for the fiscal year ended December 31, 2004. The increase in net income is primarily attributed to a $2,352,442 increase in operating income, the increase in revenues and the decrease in cost of sales.

Interest Expense. Interest expense for the fiscal year ending December 31, 2005 increased to $235,592, compared to $181,468 for the period ended December 31, 2004. The increase of 30% is primarily the result of $47,500 amortization of shares of common stock issued to a Note Payable holder as a consideration for agreement to extend the repayment of the note.

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

Gross Profit. There was a 32% decrease in gross profit for the fiscal year ending December 31, 2004, due to lower revenues. Gross profit (loss) was $(456,986), compared to $(667,657) from the corresponding period in 2004. This decrease is a general result of decreased cost of sales based on reduced labor and material costs due to the decrease in sales.

Net Loss . Net loss decreased to $1,423,359 for the fiscal year ended December 31, 2004 compared to a net loss of $2,937,616 for the fiscal year ended December 31, 2003. The decrease in net loss is primarily attributed to the fact that, in 2003, the Company recorded a loss on a deposit of $465,000, a $544,318 gain on forgiveness of accounts payable from negotiations with vendors in 2004, and increased cash flow problems which affected the Company's ability to complete timely the remanufacture and shipment of machines.

Interest Expenses. Interest expense for the fiscal year ending December 31, 2004 decreased to $181,468, compared to $295,338 for the year ended December 31, 2003. The decrease of 39% is primarily the result of the repayment of a short term loan of $900,000 during the first quarter of 2003.


FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

Net cash decrease during the fiscal year ended 2005 was $129,087. For the year ended December 31, 2005, the Company used cash in financing activities of $44,730, compared with $402,988 cash provided by financing activities in the prior year. The $447,718 cash used in financing activities increase is primarily due to $521,000 of proceeds from the issuance of preferred stock in 2004, compared to no cash proceeds from debt or equity in 2005. The cash used in investing activities decreased by $1,396, primarily due to reducing purchases of property and equipment. The Company relies upon external financing sources to meet the cash requirement of its ongoing operations. Currently, the Company's management attracted additional funding in the form of subordinated debt. However, there is no guarantee that the capital raised is sufficient to execute its business plan. To the extent that the capital raised is not sufficient, the Company's business plan will be required to be substantially modified and its operations curtailed. The Company's auditors have issued their report which contains an explanatory paragraph as to the Company's ability to continue as a going concern.

The Company is currently addressing its liquidity issue by the following actions:

o The Company continues to implement plans to increase revenues.
o The Company continues its program for selling inventory that has been produced or is currently in production.
o The Company continues to implement plans to further reduce operating costs by improved process control and greater productivity. o The Company is continually seeking investment capital through the public markets.

However, there is no guarantee that any of these strategies will enable the Company to meet its obligations for the foreseeable future.


INFLATION AND CHANGING PRICES

The Company does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, as defined in Regulation S-B Section 303.

GOING CONCERN

The Company's independent certified public accountants have stated in their report included in this Form 10-KSB, that the Company has a working capital deficit, a significant accumulated deficit and is in default in certain notes payable. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. EVALUATION OF CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's December 31, 2005 Form 10-KSB. Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiary) required to be included in our periodic filings with the SEC.

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes made in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect these controls.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 2005. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.



NAME                  AGE        POSITION
----                  ---        --------

David Duquette         60        Chairman of the Board, Chief Financial Officer,
                                 President and Director

Josef Czikmantori      51        Secretary and Director



DAVID DUQUETTE. Mr. Duquette has served as the Chairman of the Board, President, Chief Financial Oficeer and Director of the Company since May 25, 2001. Mr. Duquette has been in the CNC machine tool manufacturing and remanufacturing business since 1967. From 1962 to 1965, he studied Electrical Engineering at the University of Wisconsin. Mr. Duquette founded New Century Remanufacturing in 1996. Prior to that year, he managed Orange Coast Rebuilding for approximately 8 years. Mr. Duquette was President of U.S. Machine Tools from 1969 to 1985.

JOSEF CZIKMANTORI. Mr. Czikmantori has served as Secretary and Director of the Company since May 25, 2001. Mr. Czikmantori was born in Romania. He completed 3 years of Technical College in Romania and then worked for United Machine Tool, which manufactured metal cutting machinery. He joined Mr. David Duquette at Orange Coast Machine Tools. He is a co-founder of New Century Remanufacturing.

Directors receive no compensation for serving on the Board of Directors.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities of the Company, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all
Section 16(a) reports they file. To the best of the Company's knowledge (based solely upon a review of the Forms 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis for the fiscal year ended December 31, 2005 any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

CODE OF ETHICS
The Company management communicates values and ethical standards during company wide meetings. Such standards are outlined in the human resource manual of the company, "Code of Business Practices and Ethics" section.

AUDIT COMMITTEE FINANCIAL EXPERT
The Company does not have an audit committee. Since our securities are not currently listed on or with a national securities exchange or national securities association, we are not required to have an independent audit committee. Therefore, the Company has not designated an audit committee financial expert. The Company currently is in the process of identifying independent audit committee members, including a financial expert to serve on our audit committee and we expect to continue this process in 2006. Because of our size, we do not have an audit committee, compensation committee or nominating committee.

STOCKHOLDER COMMUNICATIONS
Stockholders interested in communicating directly with the Board of Directors, or specified individual directors, my write to us at 9835 Santa Fe Springs Rd., Santa Fe Springs, CA 90670. Mr. David Duquette will review all such correspondence and will regularly forward to the Board copies of all such correspondence that deals with the functions of the Board.

ITEM 10. EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer and the other most highly compensated executive officer(s) who were serving as such as of December 31, 2005, whose aggregate compensation for the 2005 fiscal year exceeded $100,000 for services rendered in all capacity for that fiscal year.

                                                     ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                                               -------------------------------  ----------------------------------------------------
                                                                                          AWARDS                      PAYOUTS
                                                                                ----------------------------   ---------------------
                                                                                                  SECURITIES
                                                                      OTHER        RESTRICTED     UNDERLYING
                                                                     ANNUAL      STOCK AWARD(S)   OPTIONS/      LTIP     ALL OTHER
      NAME AND                                  SALARY     BONUS   COMPENSATION        ($)           SARS      PAYOUTS    COMPEN-
 PRINCIPAL POSITION                   YEAR       ($)        ($)        ($)             (F)            (#)         ($)     SATION ($)
         (A)                          (B)        (C)        (D)        (E)              S             (G)         (H)       (I)
------------------------------------------------------------------------------------------------------------------------------------
David David Duquette, Chairman of the
  Board, President,
  Cief Financial Oficeer and Director       2003     $ 127,200        --         --            --         400,000          --     --

------------------------------------------------------------------------------------------------------------------------------------

OPTIONS/SAR GRANTS IN FISCAL YEAR 2005

NONE


AGGREGATED OPTION EXERCISE IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information concerning exercises of stock options during the year ended December 31, 2005, by each of the Named Executive Officers and the value of in-the-money unexercised options at December 31, 2005.




                       SHARES
                      ACQUIRED ON    VALUE          NUMBER OF SECURITIES
                       EXERCISE     REALIZED        UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED IN-THE
 NAME                   (#)        ($) (1)      OPTIONS AT FISCAL YEAR END        MONEY OPTIONS AT FISCAL YEAR END
-------------------------------------------------------------------------------------------------------------------
                                                 EXERCISABLE/UNEXERCISABLE (#)   EXERCISABLE/UNEXERCISABLE ($) (2)
-------------------------------------------------------------------------------------------------------------------
David Duquette, CEO                      $0.00            400,000 / 0                      148,000 / 0
Josef Czikmantori,                       $0.00            150,000 / 0                       55,500 / 0
Director


(1) Value realized is based on estimated fair market value of Common Stock on the date of exercise minus the exercise price ($0.25).

(2) Value is based on estimated fair market value of Common Stock as of December 31, 2005 ($0.62) minus the exercise price.


None of our Named Executive Officers exercised any of their options during 2005.

LONG-TERM INCENTIVE PLANS

As of December 31, 2005 there is no long-term incentive plan. The Company have no employment agreements with its executive officers.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2005 by (i) those persons or groups known to the Company who will beneficially own more than 5% of the Company's common stock;
(ii) each director and director nominee; (iii) each executive officer and,
(iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to the Company. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

                                                          PERCENTAGE OF
NAME OF BENEFICIAL OWNER                  NO. OF SHARES    OWNERSHIP
------------------------                  -------------    -------------
David Duquette  (1)                         1,433,334         13%
Josef Czikmantori (2)                         650,000          6%

Officers and Directors as a
        Group (2 persons)                   2,083,334         19%



Based on 10,697,266 shares outstanding. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of December 31, 2005 are deemed to be outstanding and to be beneficially owned by the holder thereof for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(1) Includes options to purchase 400,000 shares (ISOP).

(2) Includes options to purchase 150,000 shares (ISOP).


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NOTES RECEIVABLE FROM STOCKHOLDERS

As of December 31, 2005, the Company had loans to two stockholders $505,639, including accrued interest. The loans accrue interest at 6% and are due on demand. The Company has reclassified the notes receivable from stockholders to stockholders' equity as such amounts have not been repaid during the current year. The stockholders have shown the ability to repay the loans and intend on repaying such amounts in the future. For the years ended December 31, 2005, 2004, 2003 and 2002, total interest income from notes receivable from stockholders' approximated $19,715, $22,500, $12,500 and $6,250, respectively.


ITEM 13. EXHIBITS.

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------

2.1 Share Exchange Agreement dated as of December 18, 2000. Incorporated herein by reference from the Company's filing on Form 8-K filed on August 23, 2000.

3.1 Certificate of Incorporation as filed with the Delaware Secretary of State, as amended. incorporated by reference to Exhibit 2.1 to Company's Registration Statement on Form C-18, filed on August 14, 1980. I S

3.2 Certificate of Amendment to the Certificate of Incorporation as filed with the Delaware Secretary of State. Incorporated by reference to 8-K filed June 4, 2003.

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

31.2       Certification required by Rule 13a-14(a) or rule 15d-14(d) and under
           Section 906 of the arbanes-Oxley act of 2002. C S

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Squar, Milner, Reehl & Williamson LLP ("Squar Milner") for the annual audit of our consolidated financial statements as of and for the years ended December 31, 2005, and 2004 and fees billed for other services rendered by Squar Milner during such years:

For the Years Ended December 31,


                               2005                2004
                             -------             -------

Audit Fees (1)               $87,500             $54,000
Audit Related Fees                -                   -
Tax Fees                      $7,500              $7,500
All Other Fees (2)            $3,900              -
                             ---------------------------
                              $98,900            $61,500
                             ---------------------------


(1) Such billings include the quarterly reviews.
(2) Such billings were in connection with review of SEC Comment letter dated November 30, 2005.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

The Company does not have an audit committee. Therefore, the Board of Directors is responsible for pre-approving all audits and permitted non-audit services to be performed for us by our independent auditor.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 14, 2006                   NEW CENTURY COMPANIES, INC.

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


Date:  April 14, 2006                   /s/    DAVID DUQUETTE
                                        ----------------------------------------
                                        Name:  David Duquette
                                        Title: Chairman, President and Director

Date: April 14, 2006                    /s/    JOSEF CZIKMANTORI
                                        ----------------------------------------
                                        Name:    Josef Czikmantori
                                        Title:    Secretary and Director

                            NEW CENTURY COMPANIES, INC.
                                   AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL STATEMENTS

                             DECEMBER 31, 2005 AND 2004

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm .................... F-1

Consolidated Balance Sheet.................................................. F-2

Consolidated Statements of Operations....................................... F-3

Consolidated Statements of Stockholders' Equity (Deficit)................... F-4

Consolidated Statements of Cash Flows....................................... F-5

Notes to Consolidated Financial Statements.................................. F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


      To the Board of Directors and Stockholders
      New Century Companies, Inc. and Subsidiary

      We have audited the accompanying consolidated balance sheet of New Century Companies, Inc. and Subsidiary (the "Company") as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Companies, Inc. and Subsidiary as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has negative working capital of approximately $2,083,000, an accumulated deficit of approximately $6,959,000 and is in default on certain notes payable. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


      April 7, 2006
      Newport Beach, California

--------------------------------------------------------------------------------

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005

--------------------------------------------------------------------------------

                                     ASSETS

Current Assets
       Contract receivables                                                             $   287,569
       Inventories, net                                                                     928,947
       Costs and estimated earnings in excess of billings on uncompleted contracts          417,755
       Prepaid expenses and other current assets                                              1,560
                                                                                        -----------

            Total current assets                                                          1,635,831

Property and Equipment, net                                                                 411,651
                                                                                        -----------

                                                                                        $ 2,047,482
                                                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
       Bank overdraft                                                                   $    27,649
       Accounts payable and accrued expenses                                              1,649,080
       Dividends payable                                                                    565,875
       Billings in excess of costs and estimated earnings on uncompleted contracts          501,384
       Notes payable                                                                        974,816
                                                                                        -----------

            Total current liabilities                                                     3,718,804

Notes Payable, net of current portion                                                        36,000

Commitments and Contingencies

Stockholders' Deficit
       Cumulative, convertible, Series B preferred stock, $1 par value,
         15,000,000 shares authorized, no shares issued and outstanding                          --
         (liquidation preference of $25 per share)
       Cumulative, convertible, Series C preferred stock, $1 par value,
         75,000 shares authorized, 28,980 shares issued and outstanding
         (liquidation preference of $1,187,000)                                              28,980
       Cumulative, convertible, Series D preferred stock, $25 par value,
         75,000 shares authorized, 11,640 shares issued and outstanding
         (liquidation preference of $394,000)                                               291,000
       Common stock, $0.10 par value, 50,000,000 shares authorized;
         10,697,266 shares issued and outstanding                                         1,069,727
       Subscriptions receivable                                                            (462,500)
       Notes receivable from stockholders                                                  (505,639)
       Deferred consulting fees                                                            (254,717)
       Additional paid-in capital                                                         5,085,274
       Accumulated deficit                                                               (6,959,447)
                                                                                        -----------

            Total stockholders' deficit                                                  (1,707,322)
                                                                                        -----------

                                                                                        $ 2,047,482
                                                                                        ===========

--------------------------------------------------------------------------------
Page F-2        See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

                                                            2005              2004
                                                         -----------       -----------
CONTRACT REVENUES                                        $ 6,038,459       $ 4,605,813

COST OF SALES                                              4,323,489         5,062,799
                                                         -----------       -----------

GROSS PROFIT (LOSS)                                        1,714,970          (456,986)
                                                         -----------       -----------

OPERATING EXPENSES
  Consulting and other compensation                          579,921           319,700
  Salaries and related                                       218,249           245,688
  Selling, general and administrative                        350,787           764,055
                                                         -----------       -----------
TOTAL OPERATING EXPENSES                                   1,148,957         1,329,443
                                                         -----------       -----------

OPERATING INCOME (LOSS)                                      566,013        (1,786,429)
                                                         -----------       -----------

OTHER INCOME (EXPENSE)
  Gain on forgiveness of accounts and notes payable          318,973           544,318
  Interest income                                             19,765             1,020
  Interest expense                                          (235,592)         (181,468)
                                                         -----------       -----------

TOTAL OTHER INCOME (EXPENSE)                                 103,146           363,870
                                                         -----------       -----------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                               669,159        (1,422,559)

PROVISION FOR INCOME TAXES                                       800               800
                                                         -----------       -----------

NET INCOME (LOSS)                                        $   668,359       $(1,423,359)
                                                         ===========       ===========

NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCKHOLDERS                                 $   512,059       $(1,791,594)
                                                         ===========       ===========

Basic net income (loss) available to
  common stockholders per common share                   $      0.06       $     (0.25)
                                                         ===========       ===========

Diluted net income (loss) available to
  common stockholders per common share                   $      0.05       $     (0.25)
                                                         ===========       ===========

Basic weighted average common
  shares outstanding                                       9,186,987         7,038,209
                                                         ===========       ===========

Diluted weighted average common
  shares outstanding                                       9,836,987         7,038,209
                                                         ===========       ===========

--------------------------------------------------------------------------------
Page F-3        See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 For the Years Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

                                          Conversion of Preferred                Preferred                      Preferred
                                              Stock, Series B                 Stock, Series C                Stock, Series D
                                       ----------------------------    ----------------------------    ----------------------------

                                          Shares          Amount          Shares          Amount          Shares          Amount
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance, January 1, 2004                         --    $         --          63,600    $     63,600              --    $         --

Issuance of convertible preferred
     stock at a discount                         --              --              --              --          23,640         591,000
Isssuance of common stock for
     consulting services rendered                --              --              --              --              --              --
Amortization of deferred consulting
     fees                                        --              --              --              --              --              --
Issuance of common stock in
     connection with the conversion
     of preferred stock                          --              --          (2,820)         (2,820)             --              --
Accumulated dividends on preferred
     stock                                       --              --              --              --              --              --
Interest on notes receivable from
     stockholders                                --              --              --              --              --              --
Net loss                                         --              --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2004                       --              --          60,780          60,780          23,640         591,000

Issuance of common stock in
     connection with debt extention              --              --              --              --              --              --
Isssuance of common stock for
     consulting services                         --              --              --              --              --              --
Isssuance of common stock as a
     penalty for not registering
     preferred shares                            --              --              --              --              --              --
Issuance of common stock in
     connection with legal settlment             --              --              --              --              --              --
Accrued dividends payable                        --              --              --              --              --              --
Issuance of common stock in
     connection with the conversion
     of preferred stock                          --              --         (31,800)        (31,800)             --              --
Issuance of common stock in
     connection with the conversion
     of preferred stock                          --              --              --              --         (12,000)       (300,000)
Issuance of common stock in
     connection with settlement of
     debt                                        --              --              --              --              --              --
Issuance of common stock in
     connection with settlement of
     accounts payable                            --              --              --              --              --              --
Amortization of deferred consulting
     fees                                        --              --              --              --              --              --
Interest on notes receivable from
     stockholders                                --              --              --              --              --              --
Net income                                       --              --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2005                       --    $         --          28,980    $     28,980          11,640    $    291,000
                                       ============    ============    ============    ============    ============    ============

                                                 Common Stock                                 Notes
                                        -----------------------------     Additional        Receivable
                                                                            Paid In            From           Deferred
                                           Shares           Amount          Capital        Stockholders   Consulting Fees
                                        ------------     ------------     ------------     ------------     ------------
Balance, January 1, 2004                   6,895,265          689,527     $  3,809,194     $   (466,159)    $   (109,813)

Issuance of convertible preferred
     stock at a discount                          --               --          123,660               --               --
Isssuance of common stock for
     consulting services rendered            350,000           35,000          130,000               --          (10,000)
Amortization of deferred consulting
     fees                                         --               --               --               --          111,480
Issuance of common stock in
     connection with the conversion
     of preferred stock                       47,000            4,700           (1,880)              --               --
Accumulated dividends on preferred
     stock                                        --               --               --               --               --
Interest on notes receivable from
     stockholders                                 --               --               --          (19,765)              --
Net loss                                          --               --               --               --               --
                                        ------------     ------------     ------------     ------------     ------------
Balance, December 31, 2004                 7,292,265          729,227        4,060,974         (485,924)          (8,333)

Issuance of common stock in
     connection with debt extention          250,000           25,000           22,500               --               --
Isssuance of common stock for
     consulting services                   1,050,000          105,000          414,000               --         (519,000)
Isssuance of common stock as a
     penalty for not registering
     preferred shares                        300,000           30,000           60,000               --               --
Issuance of common stock in
     connection with legal settlment         100,000           10,000           10,000               --               --
Accrued dividends payable                         --               --               --               --               --
Issuance of common stock in
     connection with the conversion
     of preferred stock                      530,001           53,000          (21,200)              --               --
Issuance of common stock in
     connection with the conversion
     of preferred stock                      600,000           60,000          240,000               --               --
Issuance of common stock in
     connection with settlement of
     debt                                    500,000           50,000          260,000               --               --
Issuance of common stock in
     connection with settlement of
     accounts payable                         75,000            7,500           39,000               --               --
Amortization of deferred consulting
     fees                                         --               --               --               --          272,616
Interest on notes receivable from
     stockholders                                 --               --               --          (19,715)              --
Net income                                        --               --               --               --               --
                                        ------------     ------------     ------------     ------------     ------------
Balance, December 31, 2005                10,697,266     $  1,069,727     $  5,085,274     $   (505,639)    $   (254,717)
                                        ============     ============     ============     ============     ============

                                                            Total
                                                         Stockholders'
                                       Subscriptions     (Accumulated        Equity
                                         Receivable        Deficit)         (Deficit)
                                        ------------     ------------     ------------
Balance, January 1, 2004                $   (462,500)    $ (5,679,912)    $ (2,156,063)

Issuance of convertible preferred
     stock at a discount                          --         (153,660)         561,000
Isssuance of common stock for
     consulting services rendered                 --               --          155,000
Amortization of deferred consulting
     fees                                         --               --          111,480
Issuance of common stock in
     connection with the conversion
     of preferred stock                           --               --               --
Accumulated dividends on preferred
     stock                                        --         (214,575)        (214,575)
Interest on notes receivable from
     stockholders                                 --               --          (19,765)
Net loss                                          --       (1,423,359)      (1,423,359)
                                        ------------     ------------     ------------
Balance, December 31, 2004                  (462,500)      (7,471,506)      (2,986,282)

Issuance of common stock in
     connection with debt extention               --               --           47,500
Isssuance of common stock for
     consulting services                          --               --               --
Isssuance of common stock as a
     penalty for not registering
     preferred shares                             --               --           90,000
Issuance of common stock in
     connection with legal settlment              --               --           20,000
Accrued dividends payable                         --         (156,300)        (156,300)
Issuance of common stock in
     connection with the conversion
     of preferred stock                           --               --               --
Issuance of common stock in
     connection with the conversion
     of preferred stock                           --               --               --
Issuance of common stock in
     connection with settlement of
     debt                                         --               --          310,000
Issuance of common stock in
     connection with settlement of
     accounts payable                             --               --           46,500
Amortization of deferred consulting
     fees                                         --               --          272,616
Interest on notes receivable from
     stockholders                                 --               --          (19,715)
Net income                                        --          668,359          668,359
                                        ------------     ------------     ------------
Balance, December 31, 2005              $   (462,500)    $ (6,959,447)    $ (1,707,322)
                                        ============     ============     ============

--------------------------------------------------------------------------------
Page F-4        See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2005 and 2004

--------------------------------------------------------------------------------

                                                                                                2005              2004
                                                                                            ------------      ------------
Cash flows from operating activities:
     Net income (loss)                                                                      $    668,359      $ (1,423,359)
     Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Depreciation and amortization of property and equipment                                  194,300           276,302
        Gain on settlement of legal dispute                                                     (275,000)               --
        Gain on forgiveness of accounts payable                                                 (102,597)         (544,318)
        Gain on forgiveness of notes payable                                                    (216,375)               --
        Amortization of debt discount                                                             47,500                --
        Amortization of deferred consulting fees                                                 272,616           111,480
        Bad debt expense (credit)                                                                 (5,334)           39,000
        Inventory reserve                                                                             --           186,352
        Estimated fair market value of common stock issued for
           consulting services                                                                        --           155,000
        Estimated fair market value of common stock issued for
           partial legal settlement                                                               20,000                --
        Interest income on notes receivable from stockholders                                    (19,715)          (19,765)
        Estimated fair market value of common stock issued for
           penalty on failure to register convertible preferred stock                             90,000                --
        Changes in operating assets and liabilities:
           Contracts receivable                                                                 (554,368)          108,584
           Inventories                                                                            51,295            (9,651)
           Costs and estimated earnings in excess of billings on uncompleted contracts          (165,923)           68,700
           Prepaid expenses and other current assets                                                  --            24,131
           Accounts payable and accrued expenses                                                 169,887           406,298
           Billings in excess of costs and estimated earnings on uncompleted contracts          (259,002)          192,772
                                                                                            ------------      ------------

     Net cash used in operating activities                                                       (84,357)         (428,474)
                                                                                            ------------      ------------

Cash flows from investing activities:
     Purchases of property and equipment                                                              --            (1,396)
                                                                                            ------------      ------------

     Net cash used in investing activities                                                            --            (1,396)
                                                                                            ------------      ------------

Cash flows from financing activities:
     Bank overdraft                                                                               27,649          (124,558)
     Proceeds of issuance of notes payable                                                            --            80,816
     Proceeds from issuance of preferred stock                                                        --           521,000
     Principal repayments on obligations under capital lease                                     (72,379)          (74,270)
                                                                                            ------------      ------------

     Net cash (used in) provided by financing activities                                         (44,730)          402,988
                                                                                            ------------      ------------

Net decrease in cash                                                                            (129,087)          (26,882)

Cash at beginning of period                                                                      129,087           155,969
                                                                                            ------------      ------------

Cash at end of period                                                                       $         --      $    129,087
                                                                                            ============      ============

Supplemental disclosure of non-cash activities:

        Debt discount on note payable extension                                             $     47,500      $         --
                                                                                            ============      ============

        Accrued cumulative dividends on preferred stock                                     $    156,300      $    214,575
                                                                                            ============      ============

        Conversion of preferred stock to common stock                                       $    331,800      $      4,700
                                                                                            ============      ============

        Common stock issued for settlement of notes payable                                 $    310,000      $         --
                                                                                            ============      ============

        Common stock issued for settlement of accounts payable                              $     46,500      $         --
                                                                                            ============      ============

        Equipment acquired in legal settlement                                              $    275,000      $         --
                                                                                            ============      ============

        Preferred stock issued in lieu of accounts payable                                  $         --      $     40,000
                                                                                            ============      ============

--------------------------------------------------------------------------------
Page F-5        See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
--------------------------------------------------------------------------------


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

The Company trades on the Over-the-Counter Bulletin Board under the symbol "NCNC.OB."

Principles of Consolidation

The consolidated financial statements include the accounts of New Century Companies, Inc. and its wholly owned subsidiary, New Century Remanufacturing (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2005, the Company has negative working capital of approximately $2,083,000, an accumulated deficit of approximately $6,959,000 and is in default on certain notes payable. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2006. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In response to these problems, management has taken the following actions:

o     The Company continues its aggressive program for selling inventory.
o The Company continues to implement plans to further reduce operating costs.
o The Company is seeking investment capital through the public and private markets (see Note 10).

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
--------------------------------------------------------------------------------

The consolidated financial statements do not include any adjustments related to recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)

During 2004 and 2005, management settled with several vendors and was able to obtain a fifty percent reduction in the amounts due to those specific vendors. Additionally, the Company converted certain notes payable to common stock during December 2005 resulting in approximately $216,000 of credits to earnings (see
Note 5). As a result, the accompanying consolidated statements of operations include a gain on forgiveness of accounts and notes payable totaling approximately $319,000 and $544,000 for the years ended December 31, 2005 and 2004, respectively. The effect on basic and diluted earnings (loss) per share was $0.03 and $0.08 for the years ended December 31, 2005 and 2004, respectively.

Concentrations of Credit Risks

Cash is maintained at various financial institutions. The Federal Deposit Insurance Corporation ("FDIC") insures accounts at each financial institution for up to $100,000. At times, cash may be in excess of the FDIC insurance limit of $100,000. The Company had no uninsured bank balances at December 31, 2005.

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

During the year ended December 31, 2004, sales to two customers approximated 19% of net sales. No single customer net sales were more than 10% for the year ended December 31, 2005. Management reviews the collectibility of contract receivables periodically and believes no allowance for losses was needed at December 31, 2005.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological and other risks associated with operating a business including the potential risk of business failure.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, deferred tax asset valuation allowances, realization of inventories, collectibility of contracts receivable and the estimation of costs for long-term construction contracts. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid fixed income investments with maturities of three months or less at the time of acquisition, to be cash equivalents. The Company had no cash equivalents at December 31, 2005.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Inventories represent cost of work in process on units not yet under contract. Cost includes all direct material and labor, machinery, subcontractors and allocations of indirect overhead. Net realizable value is based on management's forecast for sales of the Company's products or services in the ensuing years. The industry in which the Company operates is characterized by technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown in the accompanying consolidated balance sheet. At December 31, 2005 and 2004, the Company had inventory reserves approximating $418,000 and $486,000, respectively.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets

The Company accounts for long-lived asset impairments under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires a three-step approach for recognizing and measuring the impairment of assets to be held and used. The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair value is estimated based on discounted future cash flows. Assets to be sold must be stated at the lower of the assets' carrying amount or fair value and depreciation is no longer recognized. The Company believes that no impairment of property and equipment exists at December 31, 2005.

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

Contracts that are substantially complete are considered closed for consolidated financial statement purposes. Costs incurred and revenue earned on contracts in progress in excess of billings (under billings) is classified as a current asset. Amounts billed in excess of costs and revenue earned (over billings) are classified as a current liability.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
--------------------------------------------------------------------------------

Revenue Recognition (continued)

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

Warranty

The Company provides a warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At December 31, 2005, the warranty obligation was immaterial to the accompanying consolidated balance sheet.

Advertising

The Company expenses the cost of advertising when incurred as selling expense in the accompanying consolidated statements of operations. Advertising expenses were approximately nil and $84,000 for the years ended December 31, 2005 and 2004, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.

Income Taxes

Under SFAS 109, "Accounting for Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Income (Loss) Per Common Share

Under SFAS 128, "Earnings Per Share," basic earnings per common share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (under the treasury stock method, there were 650,000 and 179,000 additional potential common shares at December 31, 2005 and 2004, respectively).

Comprehensive Income

SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the years ended December 31, 2005 and 2004, the Company had no items of comprehensive income.

Segments of Business

SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," changes the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
--------------------------------------------------------------------------------

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

Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25" clarifies the application of APB 25 for (a) the definition of employee for purpose of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. Management believes that the Company accounts for transactions involving stock compensation in accordance with FIN 44.

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

At December 31, 2005, the Company has one stock-based employee compensation plan and one stock-based non-employee compensation plan, which are described more fully in Note 7. There was no employee stock-based compensation cost recognized in net income (loss) for the years ended December 31, 2005 and 2004. Additionally, there was no unvested portion of previous grants for which the requisite service has not been rendered as of December 31, 2005. Accordingly, the Company had no pro forma expense when applying the fair value recognition provisions of SFAS 123, as amended, to stock-based employee compensation. However, the above pro forma effects of applying SFAS 123 are not necessarily representative of the impact on reported net income (loss) for future years (see below).

In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payments," as subsequently interpreted by SEC Staff Accounting Bulletin No. 107, "Share-Based Payments," which replaces SFAS No. 123, and supersedes APB Opinion No. 25. As originally issued, SFAS 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of APB Opinion No. 25, provided that the financial statements disclosed the pro forma net income or loss based on the fair-value method. The Company will be required to apply SFAS 123-R as of January 1, 2006. Thus, the Company's financial statements will reflect an expense for (a) all share-based compensation arrangements granted beginning January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and
(b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation" (as intepreted by EITF 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ) to account for transactions involving services provided by third parties where the Company issues equity instruments as part of the total consideration.

Pursuant to paragraph 8 of SFAS No. 123, the Company accounts for such transactions using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company applies EITF 96-18, in transactions, when the value of the goods and/or services are not readily determinable and (1) the fair value of the equity instruments is more reliably measurable and (2) the counterparty receives equity instruments in full or partial settlement of the transactions, using the following methodology:

(a) For transactions where goods have already been delivered or services rendered, the equity instruments are issued on or about the date the performance is complete (and valued on the date of issuance).
(b) For transactions where the instruments are issued on a fully vested, non-forfeitable basis, the equity instruments are valued on or about the date of the contract.
(c) For any transactions not meeting the criteria in (a) or (b) above, the Company re-measures the consideration at each reporting date based on its then current stock value.

Fair Value of Financial Instruments

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash (bank overdraft), contracts receivable, accounts payable and accrued expenses, and notes payable approximates their estimated fair values because related interest rates offered to the Company approximate current offered rates. The fair value of the notes receivable from stockholders are not determinable as these transactions are with related parties.

Significant Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29, Accounting for Nonmonetary Transactions". The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has "commercial substance" if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant Recent Accounting Pronouncements (continued)

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion No. 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of FASB No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of this pronouncement is not expected to have a material impact on the Company's future consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155 entitled "Accounting for Certain Hybrid Financial Instruments," an amendment of SFAS No. 133 ("Accounting for Derivative Instruments and Hedging Activities") and SFAS No. 140 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"). In this context, a hybrid financial instrument refers to certain derivatives embedded in other financial instruments. SFAS No. 155 permits fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are either freestanding derivatives or "hybrids" which contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest/principal strips are subject to SFAS No. 133, and provides that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative. When SFAS No. 155 is adopted, any difference between the total carrying amount of the components of a bifurcated hybrid financial instrument and the fair value of the combined "hybrid" must be recognized as a cumulative-effect adjustment of beginning deficit/retained earnings.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant Recent Accounting Pronouncements (continued)

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted only as of the beginning of a fiscal year, provided that the entity has not yet issued any annual or interim financial statements for such year. Restatement of prior periods is prohibited.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
--------------------------------------------------------------------------------

2. CONTRACTS IN PROGRESS

Contracts in progress at December 31, 2005, which include completed contracts not completely billed, approximate:

 Cumulative costs to date                                    $   5,196,000
 Cumulative gross profit to date                                 4,380,000
                                                             --------------

 Cumulative revenue earned                                       9,576,000

 Less progress billings to date                                 (9,659,000)
                                                             --------------

    Net over billings                                        $     (83,000)
                                                             ==============


The following approximate amounts are included in the accompanying consolidated balance sheet under these captions as of December 31, 2005:

 Costs  and  estimated  earnings  in excess of
   billings on uncompleted contracts                         $     418,000

 Billings  in excess of costs and  estimated
   earnings on uncompleted contracts                              (501,000)
                                                             --------------

    Net over billings                                        $     (83,000)
                                                             ==============


3. PROPERTY AND EQUIPMENT

Property and equipment approximate the following at December 31, 2005:

 Machinery and equipment                                     $   1,364,000
 Computer equipment                                                 23,000
 Capital lease equipment                                           272,000
 Leasehold improvements                                            123,000
                                                             --------------
                                                                 1,782,000

 Less accumulated depreciation and amortization                 (1,370,000)
                                                             --------------

                                                             $     412,000
                                                             ==============

At December 31, 2004, the Company had $206,000 accrued as an estimated legal settlement for a dispute with a former customer who had purchased a machine during 2001. Such claim was settled in December 2005. The settlement required the former customer to return the machine to the Company and the Company to pay $275,000 to the former customer. The Company decided to utilize the machine to manufacture materials used in its production. As a result, the Company recorded the $275,000 cost of the machine (which management believes equals the fair value) as machinery and equipment and recorded a corresponding credit (reduction) to selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2005.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
--------------------------------------------------------------------------------


4. RELATED PARTY TRANSACTIONS

As of December 31, 2005, the Company had loans to two stockholders approximating $506,000, including accrued interest. The loans accrue interest at 6% and are due on demand. The Company has included the notes receivable from stockholders in stockholders' equity (deficit) as such amounts have not been repaid during 2005 or 2004. For each of the years ended December 31, 2005 and 2004, total interest income from notes receivable from stockholders approximated $20,000.

5. NOTES PAYABLE

During the year ended December 31, 2001, the Company entered into an unsecured note payable ("Note A") with a third party for $250,000. Note A accrues interest at a fixed rate of 18% per annum and matured in December 2003, as amended. Note A is personally guaranteed by a stockholder and was in default at December 31, 2004. At December 31, 2004, the total outstanding principal balance on Note A was $250,000. In December 2005, the Company entered into an agreement with the note holder to settle the entire principal balance of $250,000 plus accrued interest of approximately $125,000 in exchange for 400,000 shares of restricted common stock. As a result of this conversion and final settlement, the Company recorded a gain on forgiveness of notes payable totaling approximately $127,000.

During the year ended December 31, 2001, the Company entered into a note payable ("Note B") with a third party for $215,000. Note B accrues interest at a fixed rate of 15% per annum and matured in March 2002. Note B is secured by certain assets of the Company, as defined, and was in default at December 31, 2004. During 2005, the Company and the note holder executed a mutual agreement to fully settle the debt whereby by the Company agreed to make fifteen monthly installments of $12,000 (totaling $180,000) beginning January 2006 and to issue 100,000 shares of restricted common stock valued at $62,000 (estimated based on the market price of the stock on the date of the agreement) to the holder. Accrued interest on the note totaled approximately $116,000 on the date of the transaction. As a result of the effective reduction in principal balance of $35,000, the forgiveness of approximately $116,000 of accrued interest and the issuance of restricted common stock valued at $62,000, the Company recorded a gain on forgiveness of notes payable totaling approximately $89,000 for the year ended December 31, 2005.

In January 2003, the Company entered into a note payable agreement ("Note C") with two individuals in the amount of $500,000 with an interest rate of 11% per annum, which matured in April 2003. Note C is secured by certain assets of the Company. At December 31, 2005, the total outstanding principal balance on Note C was $500,000 and accrued interest totaled approximately $172,000.

In December 2002, the Company entered into a note payable agreement ("Note D") with two individuals in the amount of $250,000 with an interest rate of 11% per annum, which matured in February 2003. Note D is secured by certain assets of the Company. At December 31, 2005, the total outstanding principal balance on Note C was $250,000 and accrued interest totaled approximately $104,000.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
--------------------------------------------------------------------------------

5. NOTES PAYABLE (continued)

In April, 2005, the Company and the note holders of Notes C and D (the "Noteholder") executed a mutual agreement (the "Extension Agreement") whereby the Noteholder agreed not to foreclose on the security interest of the two notes payable, before the earlier of a funding or August 13, 2005. As consideration to effectively extend the due date of the two notes until August 13, 2005, the Company issued 250,000 shares of the Company's restricted common stock to the Noteholder. Additionally, the Extension Agreement required the Company to register the shares by August 13, 2005, or it would need to pay penalties of 1,000 additional shares being issued for each day of delay up to thirty days and 2,500 additional shares for each day thereafter. The estimated fair value of the 250,000 shares (based on the trading price of the Company's stock on the date of issuance) totaling $47,500 was recorded on the date of issuance as a debt discount against the face value of the notes and was amortized to interest expense over the extension period in accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments." Subsequently, the Noteholder waived its right to the penalty shares and has not attempted to foreclose on the notes. Such notes are in default at December 31, 2005.

During November 2004, the Company borrowed $80,816 on two notes payable ("Note E") to one individual. Note E is unsecured, matured in January 2005, has an interest rates of 6% and is currently in default. At December 31, 2005 the total outstanding principal balance on Note E was approximately $81,000 and accrued interest totaled approximately $6,000.

Principal amounts due on the notes payable approximate the following for the years ending December 31, 2006 and 2007:


              2006                                $   975,000
              2007                                     36,000
                                                  -------------

                                                  $ 1,011,000
                                                  =============


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
--------------------------------------------------------------------------------

6. INCOME TAXES

During 2005 and 2004, the provision for taxes differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for taxes as a result of the following:

                                                                2005            2004
                                                             ----------      ----------
Computed "expected" tax (benefit) expense                    $  227,000      $ (484,000)

Addition to (reduction) in income taxes resulting from:
    State income taxes, net of federal benefit                   40,800         (57,000)
    Change in deferred tax asset valuation allowance           (267,000)        533,000
    Non-deductible expenses                                          --           8,800
                                                             ----------      ----------

                                                             $      800      $      800
                                                             ==========      ==========

The effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2005 and 2004 are presented below:

Deferred tax assets:
    Tax net operating loss carryforwards      $  3,955,000      $  4,194,000
    Accrued inventory reserve                      167,000           194,000
    Accrued expenses                                18,000            19,000
                                              ------------      ------------

Total gross deferred tax asset                   4,140,000         4,407,000
Less valuation allowance                        (4,140,000)       (4,407,000)
                                              ------------      ------------

Total net deferred tax asset                  $         --      $         --
                                              ============      ============

The valuation allowance decreased by $267,000 and increased by $533,000 during the years ended December 31, 2005 and 2004, respectively. The current provision for income taxes for the years ended December 31, 2005 and 2004 is not significant and due primarily to certain state taxes.

At December 31, 2005, the Company had net tax operating loss carryforwards of approximately $10.4 million and $7.2 million available to offset future taxable federal and state income, respectively. If not utilized to offset future taxable income, the federal and state carryforwards will expire in various years through 2025 and 2015, respectively. In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's tax net operating loss carryforwards could be severely restricted.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
--------------------------------------------------------------------------------


7. EQUITY TRANSACTIONS

Preferred Stock

The Company has authorized 15,000,000 shares of cumulative, convertible Series B Preferred Stock ("Series B") with a par value of $1 per share. The Series B has a mandatory cumulative dividend of $1.25 per share, which is payable on a semi-annual basis, and convertible into 1.67 shares of the Company's common stock, does not have any voting rights, and has liquidation preference equal to $25 per share before any payment or distribution shall be made on common stock. As of December 31, 2001, in accordance with the conversion terms of the Series B, 95,023 shares of the common stock remained un-issued and committed, which the Company has reclassified to common stock during the year ended December 31, 2002 because the stock had constructively been issued.

In March 2002, the Board of Directors authorized 75,000 shares of 5% cumulative, convertible Series C Preferred Stock ("Series C") with a par value of $1 per share. The Series C has a mandatory cumulative dividend of $1.25 per share, which is payable on a semi-annual basis in June and December each year to holders of record on November 30 and May 31, does not have any voting rights and has liquidation preferences, as defined. Each share of Series C is convertible at the option of the holder into 16.667 shares of the Company's common stock.

During the years ended December 31, 2005 and 2004, the Company issued 530,001 and 47,000 shares of restricted common stock, respectively, upon conversion of 31,800 and 2,820 shares of Series C, respectively, at a conversion rate of 16.667-to-1.

At December 31, 2005, the Company had a total of 28,980 shares of Series C issued and outstanding, with accumulated dividends totaling approximately $463,000, which is included in dividends payable in the accompanying consolidated balance sheet.

During the year ended December 31, 2004, the Company issued a Private Placement Memorandum ("PPM") in which the Company offered to eligible investors, as defined, a maximum of 30,000 shares of Series D Preferred Stock ("Series D"), with a required minimum offering of 1,000 shares of Series D to be sold at $25 per share. During the year ended December 31, 2004 and pursuant to the PPM, the Company issued 23,640 shares of Series D to eligible investors for proceeds totaling $521,000, net of $30,000 paid to the broker/dealer and $40,000 of accounts payable which were exchanged for shares. Such offering costs were included as an offset to additional paid-in capital in the accompanying consolidated financial statements. Since the related conversion rate is 50:1, the effective conversion rate of $0.50 resulted in a deemed dividend of $153,660, which was included in accumulated deficit. The deemed dividend is also reflected as an increase in the net loss attributable to common shareholders for 2004 (see Note 8). Additionally, the broker/dealer was granted Three-Year Placement Warrants, as defined in the PPM, with a cashless exercise feature to purchase 25,000 shares of the Company's common stock at prices ranging from $0.50 to $1.00. No expense was recorded related to the granting of such warrants as they were considered an offering cost. The warrants vested immediately and expire in February 2007.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
--------------------------------------------------------------------------------

7. EQUITY TRANSACTIONS (continued)

Preferred Stock (continued)

In July 2005, the Company issued 600,000 shares of restricted common stock upon conversion of 12,000 shares of Series D at a conversion rate of 50-to-1.

At December 31, 2005, the Company had a total of 11,640 shares of Series D issued and outstanding, with accumulated dividends totaling approximately $103,000, which is included in dividends payable in the accompanying consolidated balance sheet.

Common Stock

During the year ended December 31, 2001, the Company received a subscription receivable of $87,500 from a member of the Board of Directors in exchange for shares of the Company's restricted common stock. The subscription receivable bears interest at an annual rate of 6%. Principal and any unpaid interest were due on October 6, 2001. As of December 31, 2005, the subscription receivable remains unpaid.

During the year ended December 31, 2002, the Company received two subscriptions receivable totaling $375,000 in exchange for 250,000 restricted shares of common stock. The receivables bear interest at an annual rate of 5%. Principal and any unpaid interest on both subscriptions receivable were due on August 22, 2003, and are in default as of December 31, 2005. As of December 31, 2005, the subscription receivable remains unpaid. The related accrued interest receivable and interest income are insignificant to the consolidated financial statements.

During the year ended December 31, 2004, the Company issued 350,000 shares of restricted common stock valued at $165,000 (estimated based on the market price on the dates of grant) to three consultants for services rendered in relation to corporate finance, investor relations and management services that were substantially completed during 2004. Approximately $157,000 was recorded as consulting expense during the year ended December 31, 2004 and approximately $8,000 remained unamortized as deferred consulting fees at December 31, 2004, which was recorded as an offset to stockholders equity (deficit). Such unamortized amount was entirely amortized to consulting expense during the year ended December 31, 2005.

In April 2005, the Company issued 250,000 shares of restricted common stock, valued at $47,500 (estimated based on the market price on the dates of grant) to one of its creditors (see Note 5) as consideration to extend the maturity date of certain notes payable.

On April 25, 2005 the Company issued 300,000 shares of restricted common stock to a holder of the Company's Series D under a verbal agreement as the sole consideration and remedy for failure to register the common shares underlying the Series D. Accordingly, the Company expensed the fair value of the 300,000 common shares (based on the trading price of the Company's stock on such date of issuance) totaling $90,000. The extent of the registration rights of the Series D was that the Company would use its best efforts to file a registration statement underlying the conversion shares, however, the Company's board of directors decided to issue the penalty shares as a good faith measure to maintain a good relationship with the investor.

In April 2005, the Company issued 100,000 shares of restricted common stock to one of its former customers as an inducement and partial legal settlement for a pending claim related to the sale of one its machines. The former customer then refused to accept the shares and the Company then granted the shares to the attorney which was representing the Company in the lawsuit. Accordingly, the Company immediately expensed the fair value of such common stock totaling $20,000 (estimated based on the trading price of the Company's stock on the date of grant) and the attorney agreed to accept the shares as payment for outstanding fees of such amount. At December 31, 2004, the Company had $206,000 accrued as an estimated legal settlement for this dispute. Such claim was settled in December 2005. The settlement required the former customer to return the machine to the Company and the Company to pay $275,000 to the former customer. The Company decided to utilize the machine to manufacture materials used in its production. As a result, the Company recorded the $275,000 cost of the machine (which management believes equals the fair value) as machinery and equipment and recorded a corresponding credit (reduction) to selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2005.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
--------------------------------------------------------------------------------


In December 2005, the Company issued 400,000 and 100,000 shares of restricted common stock to the holders of Notes A and B (see Note 5), respectively, to settle the outstanding debt and recorded the stock at fair value (estimated based on the trading price of the Company's stock on the date of grant) totaling $310,000.

In December 2005, The Company issued 75,000 shares of restricted common stock to its securities counsel as payment for past due legal fees totaling $46,500, which equaled the fair value of the stock on the date of settlement (estimated based on the trading price of the Company's stock on the date of settlement).

During 2005, the Company issued 1,050,000 shares of restricted common stock under several consulting contracts for management consulting and investor relations. The contracts do not contain a "performance commitment" as defined in EITF 96-18 and, therefore, a measurement date does not exist until the services are complete. As a result, the fair value of each stock issuance (estimated based on the trading price of the Company's stock on the dates of the respective agreements) was recorded as deferred consulting fees on the initial measurement dates and subsequently adjusted (based on the then-current fair value at each reporting date) through deferred consulting fees and is being amortized to consulting expense over the periods of service until such time the respective agreements are complete. The terms of the agreements range from three months to one year. Accordingly, the accompanying consolidated financial statements include the marked-to-market fair value of the 1,050,000 shares of common stock totaling $519,000 with amortization of the related deferred consulting fees totaling approximately $265,000 for the year ended December 31, 2005. At December 31, 2005, three of these contracts had not been completed and the remaining deferred consulting fees approximated $255,000.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
--------------------------------------------------------------------------------

7. EQUITY TRANSACTIONS (continued)

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

During the years ended December 31, 2005 and 2004, the Company did not grant any stock options or warrants and no stock options or warrants were exercised.

The following is a status of the stock options and warrants outstanding at December 31, 2005 and the changes during the two years then ended:

                                                 Year Ended                            Year Ended
                                             December 31, 2005                     December 31, 2004
                                       -------------    -------------    -------------    -------------

                                        Options and       Weighted        Options and        Weighted
                                          Warrants      Average Price      Warrants       Average Price
                                       -------------    -------------    -------------    -------------
Outstanding, beginning of year             1,711,583    $        1.75        1,821,583    $        2.34

Granted                                         --               --             25,000             0.65

Exercised                                       --               --               --               --

Cancelled/Terminated                        (243,083)           (9.88)        (135,000)           (9.54)
                                       -------------    -------------    -------------    -------------

Outstanding and exercisable, end of
year                                       1,468,500    $        0.40        1,711,583    $        1.75
                                       =============    =============    =============    =============

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
--------------------------------------------------------------------------------


7. EQUITY TRANSACTIONS (continued)

Stock Options and Warrants (continued)

The following table summarizes information related to stock options outstanding at December 31, 2005:

                                      Options Outstanding
                          -------------------------------------------
                                           Weighted
                                           Average        Weighted
                                           Remaining      Average
                                           Contractual    Exercise
 Exercise Price           Number           Life (Years)   Price
-----------------------   --------------   ------------   ------------

  $0.25- $0.75                 1,320,000            2.7   $       0.25
  $1.00- $1.25                   135,000            1.7           1.05
     $5.00                         5,000            2.0           5.00
    $10.00                         8,500            0.5          10.00
                          --------------                  ------------

                               1,468,500                          0.40
                          ==============                  ============


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
--------------------------------------------------------------------------------

8. LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2005 and 2004:

                                                                2005          2004
                                                            --------------------------

Net income (loss)                                           $   668,359    $(1,423,359)

Cumulative preferred dividends (See Note 7)                    (156,300)      (214,575)

Deemed dividends on preferred stock (See Note 7)                   --         (153,660)

Numerator for basic and diluted earning (loss) per share:
Net income (loss) applicable to common stockholders             512,059     (1,791,594)

Denominator for basic earnings (loss) per share:
         Weighted average shares                              9,186,987      7,038,209

Denominator for diluted earnings ( loss) per share:
         Weighted average shares                              9,836,987      7,038,209

Basic earnings (loss) per share                             $      0.06    $     (0.25)
                                                            ===========    ===========

Diluted earnings (loss) per share                           $      0.05    $     (0.25)
                                                            ===========    ===========


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

Leases

The Company leases equipment under various operating agreements which require monthly payments ranging from approximately $250 to $600, and mature through July 2006.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
--------------------------------------------------------------------------------

9. COMMITMENTS AND CONTINGENCIES (continued)

Leases (continued)

The Company leases its office and warehouse facility under a non-cancelable operating lease agreement. The lease requires monthly lease payments of approximately $33,000, with annual increases of 3% through December 2006. The lease is personally guaranteed by one of the stockholders.

Future minimum lease payments on the operating lease obligations approximate $400,000 for the year ended December 31, 2006. The Company currently has no future lease commitments beyond such date.

Rental expense for operating leases approximated $410,000 for each of the years ended December 31, 2005 and 2004. Interest expense incurred pursuant to capital lease obligations, which expired during 2005, approximated $13,000 and $18,000 for the years ended December 31, 2005 and 2004, respectively.

Legal

From time to time, the Company may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business. The Company is currently not involved in any such litigation, which management believes could have a material adverse effect on its financial position or result of operations.

Backlog (Unaudited)

The following schedule approximates a reconciliation of backlog representing signed contracts:

   Balance, January 1, 2005                                        $ 3,471,000
   New contracts,  January 1, 2005 through  December
   31, 2005                                                          5,941,000
                                                                   ------------
                                                                     9,412,000
   Less,  contract  revenue earned - January 1, 2005
   through December 31, 2005                                        (6,038,000)
                                                                   ------------

   Balance December 31, 2005                                       $ 3,374,000
                                                                   ============

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
--------------------------------------------------------------------------------

10. SUBSEQUENT EVENTS

On February 15, 2006, the Company entered into a Series A Convertible Note with a third party (the "Holder") for $300,000, which matures on the earlier of the next debt or equity financing which the Company closes after the Issue Date or on May 16, 2006. The Note accrues interest at a fixed rate of 24% per annum on the unpaid principal balance from the Issue Date to the sixtieth day from the Issue Date and bares interest at the rate 27% per annum after the sixtieth day from the Issue Date to the Maturity Date. Under the term of the Note, the company issued 30,000 restricted shares of its common stock to the Holder; 454,545 Warrants to the Holder, and 45,454 Warrants to the placement agents and its designees. After the Company obtained the Financing described below, the Company issued an additional 30,000 shares of common stock to the Holder, to extend the Maturity Date of the Note to May 16, 2006. In conjunction with the Note, the Company and the Holder entered into the following attendant agreements, all dated February 15, 2006:

      o Registration Rights Agreement whereby, all the securities issued in connection with the Note have five years right to Piggyback (to be included in the next Registration Statement);
      o Common Stock Purchase Warrant granting the Holder warrants to purchase 454,545 shares of common stock of the Company at an exercise price of $0.66 for a term of five years (the "Warrants");
      o     Finder's Fee Agreement between the Company and a third party.

On February 28, 2006, the Company entered into a Securities Purchase Agreement (the "Agreement") with CAMOFI Master LDC (the "Purchaser") whereby the Company agreed to sell, and the Purchaser agreed to purchase, up to $5,000,000 aggregate principal amount of 12% Senior Secured Convertible Notes due February 28, 2009 (up to $3,500,000 to be purchased at the Closing and up to an additional $1,500,000 to be purchased pursuant to an Additional Investment Right), secured by a first priority lien on all assets of the Company and its current and future subsidiaries (including a pledge of the shares of the Company's current and future Subsidiaries). In conjunction with the Agreement, the Company and the Purchaser entered into the following attendant agreements, all dated February 28, 2006:

      o 12% Senior Secured Convertible Note for $3,500,000 due February 28, 2009 (the "Notes");
      o Security Agreement between the Company and its current and future subsidiaries on the one hand and the Purchaser on the other hand;
      o     Subsidiary Guarantee;
      o Common Stock Purchase Warrant granting the Purchaser warrants to purchase 3,476,190 shares of common stock of the Company at an exercise price of $0.63 for a term of seven years (the "Warrants");
      o     Twelve month lock-agreements with certain Company shareholders; o

      o Registration Rights Agreement whereby, within 45 days, the Company shall prepare and file with the SEC a Registration Statement covering the resale of 125% of the following securities (collectively, the "Registrable Securities") of the Purchaser for an offering to be made on a continuous basis pursuant to Rule 415: (i) all of the shares of common stock issuable upon conversion of the Note or as interest on the Notes assuming all of the Notes are converted and all permissible interest payments are made in shares of common stock and the Notes are held until maturity, (ii) all shares issuable as amortization payments on the Notes assuming all permissible amortization payments are made in shares of common stock and the Notes are held until maturity, (iii) all shares of common stock underlying the Warrants, (iv) any securities issued or issuable upon any stock split, dividend or other distribution recapitalization or similar event with respect to the foregoing; and
            (v) any additional shares issuable in connection with any anti-dilution provisions in the Notes or the Warrants, including a liquidated damages clause whereby if certain deadlines for filing, responding and effectiveness of the Registration Statement (each, an "Event Date") are not met, the Company shall pay to the Purchaser an amount in cash equal to 1.5% of the outstanding principal of the Notes for any Registrable Securities then held by the Purchaser for the first 30 days (or part thereof) after the Event Date and an additional 1.5% for any subsequent 30-day period (or part thereof), thereafter; and

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
--------------------------------------------------------------------------------

      o Escrow Agreement and side letter between the Purchaser and Katten Muchin Rosenman LLP (the "Escrow Agent").

On March 7, 2006, the Company issued 250,000 shares of restricted common stock to settle accrued interest totaling $157,500 on two notes payable with principal balances totaling $750,000.

On March 9, 2006, the Company issued 150,000 warrants to purchase shares of common stock with an exercise price of $0.63 to a consultant under an agreement to write an Executive Informational Overview.

On March 17, 2006, the Company issued 200,000 shares of restricted common stock to a consultant, under a 3 month consulting agreement, for investor relations services.

--------------------------------------------------------------------------------
F-29