Form 10QSB
period 2006-03-31
NEW CENTURY COMPANIES INC
filed 2006-05-22
CIK 318716

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarter Ended: Commission File Number:
                              March 31, 2006 0-7722


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

The number of shares of Common Stock, par value $ .10 per share, outstanding as of March 31, 2006 was 11,275,336.

Transitional Small Business Disclosure Format (check one):  Yes ___  No _X_

ITEM 1.  FINANCIAL STATEMENTS (UNAUDIITED)                                  F-1

   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                              ----

   Condensed Consolidated Balance Sheet                                     F-1

   Condensed Consolidated Statements of Operations                          F-2

   Condensed Consolidated Statements of Cash Flows                          F-3

   Notes to Condensed Consolidated Financial Statements              F-4 - F-14


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS             3

ITEM 3. CONTROLS AND PROCEDURES                                                8

PART II OTHER INFORMATION                                                     10

ITEM 1. LEGAL PROCEEDING                                                      10

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS           10

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       10

ITEM 4. SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS                    10

ITEM 5. OTHER INFORMATION                                                     10

ITEM 6. EXHIBITS                                                              10

ITEM 1.  FINANCIAL STATEMENTS


                  NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                March 31, 2006
                                  (Unaudited)


                                     ASSETS

Current Assets
      Cash                                                                            $   267,805
      Restricted cash                                                                   1,500,000
      Contract receivables                                                                912,574
      Inventories, net                                                                  1,041,932
      Costs and estimated earnings in excess of billings on uncompleted contracts         285,133
      Deferred financing costs, net                                                       336,691
      Prepaid expenses and other current assets                                             3,643
                                                                                      -----------

           Total current assets                                                         4,347,778

Property and Equipment, net                                                               392,623
Deferred Financing Costs, net                                                             670,133
                                                                                      -----------

                                                                                      $ 5,410,534
                                                                                      ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
      Accounts payable and accrued expenses                                           $ 1,214,124
      Dividends payable                                                                   278,000
      Billings in excess of costs and estimated earnings on uncompleted contracts         563,207
      Warrant liability                                                                 2,954,762
      Notes payable, net of discount                                                      219,816
      Convertible notes payable, net of discount                                          150,000
                                                                                      -----------

           Total current liabilities                                                    5,379,909

Convertible Notes Payable, net of discount                                                 97,223

Commitments and Contingencies

Stockholders' Deficit
      Cumulative, convertible, Series B preferred stock, $1 par value,
        15,000,000 shares authorized, no shares issued and outstanding
        (liquidation preference of $25 per share)                                              --
      Cumulative, convertible, Series C preferred stock, $1 par value,
        75,000 shares authorized, 28,980 shares issued and outstanding
        (liquidation preference of $1,187,000)                                             28,980
      Cumulative, convertible, Series D preferred stock, $25 par value,
        75,000 shares authorized, 11,640 shares issued and outstanding
        (liquidation preference of $394,000)                                              291,000
      Common stock, $0.10 par value, 50,000,000 shares authorized;
        11,275,336 shares issued and outstanding                                        1,127,534
      Subscriptions receivable                                                           (462,500)
      Notes receivable from stockholders                                                 (505,639)
      Deferred consulting fees                                                           (360,178)
      Additional paid-in capital                                                        7,698,157
      Accumulated deficit                                                              (7,883,952)
                                                                                      -----------
      Total stockholders' deficit                                                         (66,598)
                                                                                      -----------
                                                                                      $ 5,410,534
                                                                                      ===========


   See accompanying notes to the condensed consolidated financial statements.



                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the
                   Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)


                                                              2006               2005
                                                           ------------      ------------
CONTRACT REVENUES                                          $  1,699,847      $  1,431,889

COST OF SALES                                                 1,296,608         1,045,870
                                                           ------------      ------------

GROSS PROFIT                                                    403,239           386,019
                                                           ------------      ------------

OPERATING EXPENSES
  Consulting and other compensation                             203,058            44,972
  Salaries and related                                           64,331            57,190
  Selling, general and administrative                           187,640           123,657
                                                           ------------      ------------
TOTAL OPERATING EXPENSES                                        455,029           225,819
                                                           ------------      ------------

OPERATING INCOME (LOSS)                                         (51,790)          160,200
                                                           ------------      ------------

OTHER EXPENSES
  Derivative liability expense                                  764,762                --
  Interest expense, including debt discount amortization        395,828            49,067
                                                           ------------      ------------

TOTAL OTHER EXPENSES                                          1,160,590            49,067
                                                           ------------      ------------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                               (1,212,380)          111,133

PROVISION FOR INCOME TAXES                                           --                --
                                                           ------------      ------------

NET INCOME (LOSS)                                          $ (1,212,380)     $    111,133
                                                           ============      ============

NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCKHOLDERS                                   $   (924,505)     $    111,133
                                                           ============      ============

Basic and diluted net income (loss) available to
  common stockholders per common share                     $      (0.09)     $       0.02
                                                           ============      ============

Basic and diluted weighted average common
  shares outstanding                                         10,803,611         7,292,265
                                                           ============      ============


   See accompanying notes to the condensed consolidated financial statements.




                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                           2006             2005
                                                                       -----------      -----------
Cash flows from operating activities:
     Net income (loss)                                                 $(1,212,380)     $   111,133
     Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Depreciation and amortization of property and equipment             39,028           66,744
        Amortization of deferred financing costs                            57,466               --
        Amortization of deferred consulting fees                           137,039            5,000
        Amortization of BCFs and other debt discounts                      249,123               --
        Derivative liability expense                                       764,762               --
        Changes in operating assets and liabilities:
           Contracts receivable                                           (625,005)              --
           Inventories                                                    (112,985)          65,363
           Costs and estimated earnings in excess of billings on
            uncompleted contracts                                          132,622         (193,530)
           Prepaid expenses and other current assets                        (2,083)              --
           Accounts payable and accrued expenses                          (277,456)         (97,313)
           Billings in excess of costs and estimated earnings on
            uncompleted contracts                                           61,823            3,567
                                                                       -----------      -----------

     Net cash used in operating activities                                (788,046)         (39,036)
                                                                       -----------      -----------

Cash flows from investing activities:
     Purchases of property and equipment                                   (20,000)              --
                                                                       -----------      -----------

     Net cash used in investing activities                                 (20,000)              --
                                                                       -----------      -----------

Cash flows from financing activities:
     Restricted cash                                                    (1,500,000)              --
     Bank overdraft                                                        (27,649)              --
     Proceeds of issuance of convertible notes payable                   3,800,000               --
     Principal payments on notes payable                                  (774,000)              --
     Deferred financing costs                                             (422,500)              --
     Principal repayments on obligations under capital lease                    --          (20,405)
                                                                       -----------      -----------

     Net cash provided by (used in) financing activities                 1,075,851          (20,405)
                                                                       -----------      -----------

Net increase (decrease) in cash                                            267,805          (59,441)

Cash at beginning of period                                                     --          129,087
                                                                       -----------      -----------

Cash at end of period                                                  $   267,805      $    69,646
                                                                       ===========      ===========

Supplemental disclosure of non-cash activities:

     Common stock and warrants issued for deferred financing costs     $   641,790      $        --
                                                                       ===========      ===========

     Conversion of notes payable and interest to common stock          $   157,500      $        --
                                                                       ===========      ===========

     BCF and other debt discount on convertible notes payable          $ 3,800,000      $        --
                                                                       ===========      ===========

     Debt discount on notes payable for note extension                 $    18,900      $        --
                                                                       ===========      ===========

     Fair value of common stock and warrants issued for
      deferred consulting services                                     $   242,500      $        --
                                                                       ===========      ===========

     Waived cumulative dividends on preferred stock                    $  (287,875)     $        --
                                                                       ===========      ===========


   See accompanying notes to the condensed consolidated financial statements.




                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS

New Century Companies, Inc. and Subsidiary (collectively, the "Company"), a California corporation, was incorporated March 1996 and is located in Southern California. The Company provides after-market services, including rebuilding, retrofitting and remanufacturing of metal cutting machinery. Once completed, a remanufactured machine is "like new" with state-of-the-art computers, and the cost to the Company's customers is subtantially less than the price of a new machine.

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

BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the Company's financial position as of March 31, 2006, and the results of operations and cash flows for the interim periods presented, have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the three moths ended March 31, 2006 are not necessarily indicative of the results for the full year.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2006, the Company has negative working capital $1,032,131 and an accumulated deficit of $7,883,952, and recurring losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company fund operations through increased sales and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2006. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," as amended and superseded by SAB No. 104, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. Management believes that the Company's revenue recognition policy conforms to SAB No. 104. The Company recognizes revenue on contracts pursuant to SOP 81-1.

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

Contracts that are substantially complete are considered closed for consolidated financial statement purposes. Costs incurred and revenue earned on contracts in progress in excess of billings (under billings) are classified as a current asset. Amounts billed in excess of costs and revenue earned (over billings) are classified as a current liability.

The Company accounts for shipping and handling fees and costs in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." Such fees and costs incurred by the Company are immaterial to the operations of the Company.

In accordance with Statements of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of an estimate of markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience, current industry trends and estimated costs.

BASIC AND DILUTED LOSS PER COMMON SHARE

Under SFAS No. 128, "Earnings Per Share," basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 2,025,451 potentially dilutive and 13,392,330 potential common shares as of March 31, 2006, which include common stock purchase warrants and shares underlying convertible preferred stock and convertible notes payable. At March 31, 2005, there were no potentially dilutive common shares.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended March 31, 2006 and 2005:


                           For the Three Months Ended
                                    March 31,


                                                                              2006             2005
                                                                          ------------      ------------

Net income (loss)                                                         $ (1,212,380)     $    111,133
Waiver of accrued cumulative preferred
dividends                                                                      287,875                --
                                                                          ------------      ------------
Numerator for basic and diluted net income (loss) per common share:
Net income (loss) available to common stockholders                            (924,505)          111,133

Denominator for basic and diluted net income (loss) per common share:
Weighted average common shares outstanding                                  10,803,611         7,292,265
                                                                          ------------      ------------

Basic and diluted net income (loss)
  per common share                                                        $      (0.09)     $       0.02
                                                                          ============      ============


STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. The Company previously accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended. There was no employee stock-based compensation cost recognized in net income (loss) for the three months ended March 31, 2006 and 2005. Additionally, there was no unvested portion of previous grants for which the requisite service had not been rendered as of January 1, 2006.

The Company follows SFAS No. 123 (R) (as intepreted by EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services") to account for transactions involving services provided by third parties where the Company issues equity instruments as part of the total consideration.

Pursuant to paragraph 7 of SFAS No. 123 (R), the Company accounts for such transactions using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company applies EITF Issue No. 96-18, in transactions, when the value of the goods and/or services are not readily determinable and (1) the fair value of the equity instruments is more reliably measurable and (2) the counterparty receives equity instruments in full or partial settlement of the transactions, using the following methodology:

      a) For transactions where goods have already been delivered or services rendered, the equity instruments are issued on or about the date the performance is complete (and valued on the date of issuance).
      b) For transactions where the instruments are issued on a fully vested, non-forfeitable basis, the equity instruments are valued on or about the date of the contract.
      c) For any transactions not meeting the criteria in (a) or (b) above, the Company re-measures the consideration at each reporting date based on its then current stock value.

DEFERRED FINANCING COSTS

Direct costs of securing debt financing are capitalized and amortized over the term of the related debt using the straight-line method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. During the three months ended March 31, 2006, the Company recorded approximately $1,007,000 of finance charges in relation to the unamortized portion of deferred financing costs for the debt financings (see
Note 3).

STOCK PURCHASE WARRANTS ISSUED WITH NOTES PAYABLE

The Company granted warrants in connection with the issuance of certain notes payable. Under Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants," the relative estimated fair value of such warrants represents a discount from the face amount of the notes payable. Such discounts are amortized to interest expense over the term of the notes.

BENEFICAL CONVERSION FEATURE OF CONVERTIBLE NOTES PAYABLE

The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). Pursuant to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the estimated fair value of the BCF is recorded in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes.

CLASSIFICATION OF WARRANT OBLIGATION

In connection with the issuance of the 12% Senior Secured Convertible Notes (See
Note 3), the Company has an obligation to file a registration statement covering the resale of 125% of the Registrable Securities, as defined in the Registration Rights Agreement. The obligation to file the registration statement meets the criteria of an embedded derivative to be bifurcated pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended.

Under this transaction, the Company is obligated to register for resale the common shares underlying the warrants, and as a result, the embedded derivative associated with this warrant obligation does not meet the scope exception of paragraph 11(a) of SFAS No. 133. Specifically, at March 31, 2006, the Company did not have any uncommitted registered shares to settle the warrant obligation and accordingly, such obligation has been classified as a liability (outside of stockholders' deficit) in accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The classification of the warrant obligation will be evaluated at each reporting date and as such, it will continue to be reported as a liability until a registration statement which includes the shares underlying the warrants becomes effective.

NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements discussed in the notes to the December 31, 2005 financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB that are required to be adopted during the year ending December 31, 2006 did not or will not have a significant impact on the Company's financial statements.

2. CONTRACTS IN PROGRESS

Contracts in progress as of March 31, 2006 which include completed contracts not completely billed, approximate:

Cumulative costs to date                                            $ 2,037,000
Cumulative gross profit to date                                       3,416,000
                                                                    -----------
Cumulative revenue earned                                             5,453,000

Less progress billings to date                                       (5,731,000)
                                                                    -----------
      Net over billings                                             $  (278,000)
                                                                    ===========


The following is included in the accompanying condensed consolidated balance sheet under these captions as of March 31, 2006:

Costs and estimated earnings in excess of billings
on uncompleted contracts                                              $ 285,000

Billings in excess of costs and estimated earnings
  on uncompleted contracts                                             (563,000)
                                                                      ---------
      Net over billings                                               $(278,000)
                                                                      =========

3. DEBT FINANCING TRANSACTIONS

On February 15, 2006 the Company entered into a convertible note payable agreement ("Note A") with Motivated Minds, LLC (the "Holder") in the total amount of $300,000. The principal balance, together with all accrued interest at the rate of 24% per annum for the first 30 days, and 27% for the following 60 days, was to become due on the earlier of a) May 16, 2006, or b) the date which the Company obtains additional financing. Note A is convertible into shares of the Company's common stock at a fixed price of $0.66 at any time at the Holder's option. In connection with Note A, the Company issued 30,000 shares of its common stock and 454,545 warrants with a fixed exercise price of $0.63 to the Holder. The warrants vested and became fully exercisable on the issuance date. In accordance with EITF Issue No. 88-9 and Accounting Principles Board Opinion ("APB") No. 14, the Company allocated the $300,000 debt proceeds between the relative fair values of the warrants, the common shares issued and the fair value of the beneficial conversion feature (BCF"). Pursuant to EITF Issue Nos. 98-5 and 00-27, the conversion feature of Note A provides for a rate of conversion that is below market value. The resulting BCF and other debt discount on Note A totaled $300,000 and is being amortized on a straight-line basis to interest expense over the life of the loan. During the quarter ended March 31, 2006, amortization of the discount resulted in expense of $150,000, which is included in interest expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2006. The remaining $150,000 discount balance is presented net of the $300,000 principal balance of Note A included in convertible notes payable balance in the accompanying condensed consolidated balance sheet.

Additionally, due to the financing with CAMOFI (see below), Note A became due on February 28, 2006 and the Company issued 30,000 shares of common stock to the Holder to extend the maturity date of Note A to May 16, 2006. Such shares were valued at approximately $18,900 (estimated to be the fair value based on the trading price on the issuance date). Accordingly, the Company recorded $18,900 in debt issue discount and additional paid-in capital and is amortizing the debt discount over the remaining life of Note A.

In connection with Note A, the Company issued 45,454 warrants and paid $30,000 in cash to third parties for financing charges. The warrants were valued, using a Black Scholes option pricing model, at $29,090. Accordingly, the Company recorded deferred financing costs of $59,090 and additional paid-in capital of $29,090. The deferred financing cost is being amortized over the life of the note resulting in expense of $29,545 for the quarter ended March 31, 2006, which is included in interest expense in the accompanying condensed consolidated statements of operations. The remaining balance of the deferred financing costs associated with Note A totaled $29,545 at March 31, 2006.

On February 28, 2006, the Company entered into a Securities Purchase Agreement ( "Note B") with CAMOFI Master LDC ("CAMOFI") whereby the CAMOFI agreed to purchase, up to $5,000,000 aggregate principal amount of 12% Senior Secured Convertible Notes, due February 28, 2009 (up to $3,500,000 to be purchased at the closing and up to an additional $1,500,000 to be purchased pursuant to an Additional Investment Right), secured by a first priority lien on all assets of the Company and its current and future subsidiaries (including a pledge of the shares of the Company's current and future Subsidiaries). Note B is convertible into shares of the Company's common stock at a fixed price of $0.63 at any time at the CAMOFI's option. As of March 31, 2006, the Company had not received the additional $1,500,000 under the Additional

Investment Right. Additionally, $1,500,000 of the $3,500,000 proceeds from the closing were placed into an escrow account to be used for a potential private company business acquisition. Accordingly, such amount has been recorded as restricted cash in the accompanying condensed consolidated balance sheet. In connection with Note B, the Company issued 3,476,190 warrants at an exercise price of $0.63 to CAMOFI. The warrants vested and became fully exercisable on their issuance date.

CAMOFI has certain registration rights for the common stock underlying both the warrants and the convertible debt. The related registration rights agreement includes financial penalties because the Company failed to meet the registration statement filing deadline, which was April 24, 2006, and expects to miss the effectiveness deadline, which is May 29, 2006 if the registration statement is not reviewed by the SEC, and June 28, 2006 if it is reviewed by the SEC. Such penalties, which are 1.5% of the outstanding principal balance of Note B for the first 30 days and an additional 1.5% for each 30 day period thereafter, can be paid in common stock at the option of the Company. As of March 31, 2006, the Company has accrued $43,500 for such liquidated damages, which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. As a result of not meeting these deadlines, this condition may deemed to be an "Event of Default" if not cured to the satisfaction of CAMOFI prior to the expiration of thirty days from the Event Date, as defined in the registration rights agreement, and could possibly allow CAMOFI to call the debt or seek other remedy at such time.

The Company's accounting for certain other elements of the debt financing transaction is discussed below.

The Conversion Option

SFAS No. 133 states that a contract issued by an entity that is both (a) indexed to its own stock and (b) would be classified in stockholders' equity if it were a freestanding financial instrument is not a derivative for purposes of that pronouncement. Management has concluded that the CAMOFI debt financing transaction's conversion option is "indexed to the Company's own stock" as that term is defined by EITF Issue No. 01-6, "The Meaning of Indexed to a Company's Own Stock". In addition, since the debt financing transaction has been determined to be a "conventional convertible debt instrument" as defined in EITF Issue No. 05-2, "The Meaning of "Conventional Convertible Debt Instrument" in Issue 00-19", the requirements of EITF Issue No. 00-19 do not apply. Lastly, the debt host contract is not a derivative in its entirety and (based on SFAS No.
133) the conversion option need not be bifurcated from such contract. Therefore, the conversion option is not a derivative instrument as contemplated by EITF Issue No. 00-19 or SFAS No. 133. As explained below, the Company has therefore applied intrinsic value accounting to the BCF embedded in the conversion option.

Intrinsic Value Accounting for the BCF

As explained in the following paragraph, the Company has accounted for the BCF in the CAMOFI debt financing transaction in accordance EITF Issue No. 98-5, EITF Issue No. 00-27, and APB No. 14.

The excess of the proceeds over the estimated fair value of the warrants (see "Accounting for the Warrants" below) of approximately $1,310,000 was used to calculate the effective conversion price of $0.50 per share. The difference between the effective conversion price and the fair value of the debt at the commitment date of $0.236 per share resulted in a "theoretical" beneficial conversion feature of approximately $2,190,000. Since the BCF cannot exceed the proceeds allocated to the debt, the Company recorded a debt issuance discount on Note B of $1,310,000 which is being amortized to interest expense (using the effective interest method) over the three-year term of the note. The Company recorded interest expense on such BCF of approximately $36,000 during the quarter ended March 31, 2006 in the accompanying condensed consolidated statements of operations.

Accounting for the Warrants

Under GAAP, accounting for certain warrants can be significantly affected by the terms of a registration rights penalty. In the CAMOFI debt financing transaction, once the registration statement required by the registration rights agreement (the "Agreement") has been declared effective by the SEC, the Company's liability for the registration rights penalty will cease if, among other conditions described in the agreement, the registration statement's effectiveness is maintained for the time period defined in the Agreement and the Company otherwise complies with SEC Rule 415 (which governs continuous offerings) during the time period set forth in the Agreement. However, the Agreement limits the registration rights penalty to a specific time period only when the continuing requirements of the agreement have been met, and it does not explicitly limit the maximum dollar amount of any such penalty.

Based on the preceding paragraph, the registration rights penalty could exceed the difference between the fair value of a registered share of the Company's common stock and the estimated fair value of an unregistered share. According to EITF Issue No. 00-19, the ability to register a company's securities is not within the issuer's control. Furthermore, since payment of a penalty in an indeterminate amount is considered an uneconomic settlement alternative, EITF Issue No. 00-19 requires the Company to assume that the warrant will be net-cash settled even though the warrant agreement does not include any such provision. Therefore, the warrants (which are an embedded derivative) have been separated from the convertible debt instrument, reported as a liability, and measured at estimated fair value.

The fair value of the warrants in the debt financing transaction, based on the Black-Scholes option-pricing model, was estimated at $2,190,000 on the measurement date of February 28, 2006. Such amount was recorded as the derivative warrant liability with a corresponding entry to debt discount against the face of Note B. Such discount is being amortized to interest expense (using the effective interest method) over the three-year term of the note. The Company recorded interest expense on such discount of approximately $61,000 during the quarter ended March 31, 2006 in the accompanying condensed consolidated statements of operations. On March 31, 2006, the Company re-evaluated the estimated fair value of the warrant liability at approximately $2,955,000. Such increase in fair value totaling approximately $765,000 was recorded as derivative liability expense in the accompanying condensed consolidated statements of operations.

Total Debt Discounts

The remaining BCF and debt discount balances on Note B associated with the conversion option of the debt and the warrants, respectively, totaled approximately $3,403,000 at March 31, 2006 and is presented net of the $3,500,000 principal balance of Note B in the accompanying condensed consolidated balance sheet.

Accounting for Deferred Financing Costs

In connection with Note B, the Company paid $392,000 in cash and issued 250,000 shares of common stock and 722,539 warrants to third parties for financing charges. The common stock was value at approximately $157,000 (estimated based on the trading price of the Company's stock on the date of grant). The warrants were valued at approximately $455,000 (estimated based on the Black-Scholes option-pricing model). Accordingly, the Company recorded deferred financing costs and additional paid-in capital of approximately $1,005,000 and $588,000, respectively. The deferred financing cost is being amortized over the life of the note resulting in expense of approximately $28,000 for the quarter ended March 31, 2006, which is included in interest expense in the accompanying condensed consolidated statements of operations. The remaining balance of the deferred financing costs associated with Note B totaled $977,000 at March 31, 2006.

4. EQUITY TRANSACTIONS

During the quarter ended March 31, 2006, the Company issued 150,000 warrants valued at $127,500 (estimated using a Black-Scholes option pricing model on the dates of grant) to a third party for consulting services. Approximately $10,000 was recorded as consulting expense during the quarter ended March 31, 2006 and approximately $117,500 remained unamortized as deferred consulting fees at March 31, 2006, which was recorded as an offset to stockholders deficit.

During March 2006, the Company paid $900,000 in cash and issued 250,000 shares of restricted common stock to one of its creditors to settle the outstanding principal balance and accrued interest on two defaulted notes payable, totaling approximately $1,041,000. The Company recorded the stock at fair value (estimated based on the trading price of the Company's stock on the date of grant) totaling $157,500. The value of the stock issued and the cash paid exceeded the value of the amount of the outstanding debt and accrued interest by approximately $17,000. Such amount which was recorded as a loss on debt extinguishment and included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the quarter ended March 31, 2006.

As described in Note 1, the Company enters into equity based compensation arrangements with non-employees where the value of the services are not readily determinable and the fair value of the equity instruments is more reliably measurable. Under most of these arrangements, the performance criteria required for a measurement date is not reached until the service period has been completed. As a result, the Company is required to re-measure the consideration at each reporting date based on its then current stock value. During the quarter ended March 31, 2006, the Company recorded net increases to the fair values of such equity based compensation arrangements of approximately $115,000.

During the quarter ended March 31, 2006, the Company recorded approximately $137,000 of consulting expense related to the amortization of deferred consulting fees on equity based compensation arrangements with third parties.

At March 31, 2006, the Company had a total of 28,980 preferred shares Series C and 11,640 preferred shares Series D issued and outstanding. As of December 31, 2005, the Company accumulated dividends totaling $565,875.

In March 2006, ten of the Company's preferred shareholders elected to waive their rights to receive dividends. Therefore, the Company recorded a decrease in dividends payable of $287,875.

5. SUBSEQUENT EVENTS

On April 25, 2006, the Company issued 9,091 shares of common stock for conversion of $6,000 of interest due on Note A.

On May 15, 2006, the Company issued 10,227 shares of common stock for conversion of $6,750 of interest due on Note A.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-QSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, and market and general policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-QSB are qualified in their entirety by this statement.

OVERVIEW

The Company is engaged in acquiring, re-manufacturing and selling pre-owned Computer Numerically Controlled ("CNC") machine tools to manufacturing customers. The Company provides rebuilt, retrofit and remanufacturing services for numerous brands of machine tools. The remanufacturing of a machine tool, typically consisting of replacing all components, realigning the machine, adding updated CNC capability and electrical and mechanical enhancements, generally takes two to four months to complete. Once completed, a remanufactured machine is a "like new," state-of-the-art machine with a price ranging from $275,000 to $1,000,000, which is subtantially less than the price of a new machine. The Company also manufactures original equipment CNC large turning lathes and attachments under the trade name Century Turn.

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

The primary industry segments in which the Company's machines are utilized to make component parts are in aerospace, power generation turbines, military, component parts for the energy sector for natural gas and oil exploration and medical fields. The Company sells its products to customers located in United States, Canada and Mexico.

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

PLAN OF OPERATIONS

     The earnings of the Company for the three months ended March 31, 2006 were negative as a result of an increase in operating expenses.

The Company's current strategy is to expand its customer sales base with its present line of machine products. The Company's growth strategy also includes strategic acquisitions in addition to growing the current business. Plans for expansion are funded through current working capital from ongoing sales and additional funds in the form of debt or equity. Currently, the Company's management attracted additional funding in the form of subordinated debt. However, there is no guarantee that the capital raised is sufficient to execute its business plan. To the extent that the capital raised is not sufficient, the Company's business plan will be required to be substantially modified and its operations curtailed.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO MARCH 31, 2005.

      Revenues. The Company generated revenues of $1,699,847 for the three months ended March 31, 2006, which was a $267,958 or 19% increase from $1,431,889 for the three months ended March 31, 2005. The increase is the result of a growth in customer orders, based on the overall enlarged market for machine tools and on capability to sell the Company's product at higher contact amounts.

      Gross Profit. Gross profit for the three months ended March 31, 2006, was $403,239 or 24% of revenues, compared to $386,019, or 27% of revenues for the three months ended March 31, 2005, a 3% increase. The increase of gross profit is the result of increased sales.

      Operating Loss. Operating loss for the three months ended March 31, 2006, was $(51,790) compared to an operating income of $160,200 for the three months ended March 31, 2005. The decrease of $211,990 or 132% in operating loss is due to approximately $158,000 increased cost of consulting expenses such us investor relations, business and financial consultants, and approximately $64,000 increase in selling, general and administrative expenses due primarily to approximately $40,000 increase in accounting and auditing fees.

      Interest Expense. Interest expense for the three months ended March 31, 2006, was $395,828 compared with $49,067 for the three months ended March 31, 2005. The $346,761 increase in interest expense is due primarily to $249,123 amortization of beneficial conversion future and discount on warrants and conversion option associated to two convertible notes payable and amortization of deferred financing costs totaling $57,466 related to warrants and common stock granted to third parties as financing cost on convertible notes. Secondarily, the increase in interest expense is due to $43,500 liquidated damages on $3.5 million convertible debt.

Derivative liability expense. As of March 31, 2006, an increase in fair value of the derivative liability associated with the warrants to purchase common stock, granted in connection with $3.5 million convertible debenture, was calculated and a resulting amount of $764,762 was recorded as derivate liability expense.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

      The net cash increase of the Company during the three months ended March 31, 2005 was $267,805. The increase is due to net cash provided by financing activities of $1,075,851. Currently, the Company's management attracted additional funding in the form of subordinated debt. However, there is no guarantee that the capital raised is sufficient to execute its business plan. To the extent that the capital raised is not sufficient, the Company's business plan will be required to be substantially modified and its operations curtailed.

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

However, there is no guarantee that any of these strategies will enable the Company to meet its financial obligations for the foreseeable future.

INFLATION AND CHANGING PRICES

      The Company does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

GOING CONCERN

      The Company has incurred operating losses, has a working capital deficit and a significant stockholders' deficit. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts, inventories and derivative liabilities. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

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

Estimates

Critical estimates made by management are, among others, deferred tax asset valuation allowances, realization of inventories, collectibility of contracts receivable, the estimating of costs for long-term construction contracts and the valuation of derivative liabilities. Actual results could materially differ from those estimates.

Classification Of Warrant Obligation

In connection with the issuance of the 12% Senior Secured Convertible Notes (See
Note 3), the Company has an obligation to file a registration statement covering the resale of 125% of the Registrable Securities, as defined in the Registration Rights Agreement. The obligation to file the registration statement meets the criteria of an embedded derivative to be bifurcated pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Under this transaction, the Company is obligated to register for resale the common shares underlying the warrants, and as a result, the embedded derivative associated with this warrant obligation does not meet the scope exception of paragraph 11(a) of SFAS No. 133. Specifically, at March 31, 2006, the Company did not have any uncommitted registered shares to settle the warrant obligation and accordingly, such obligation has been classified as a liability (outside of stockholders' deficit) in accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The classification of the warrant obligation will be evaluated at each reporting date and as such, it will continue to be reported as a liability until a registration statement which includes the shares underlying the warrants becomes effective.

Other Significant Accounting Policies

Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. The policies related to consolidation and loss contingencies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standards setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Also see
Note 1 of Notes to Condesed Consolidated Financial Statements, Summary of Significant Accounting Policies, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's March 31, 2006 Form 10-Q. Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2006, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

CHANGES IN CONTROLS AND PROCEDURES

There were no changes made in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect these controls.

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

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

      None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

      During the quarter ended March 31, 2005, the Company issued 30,000 shares of common stock to Motivated Minds LLC, as a fee for $300,000 convertible note, 250,000 shares of common stock to G Golenberg and S Silbert, for accrued interest on $750,000 Note Payable, 30,000 shares of common stock to Motivated Minds LLC, for extension on Motivated Minds' convertible note, and 250,000 shares of common stock to Ascendiant Capital Group LLC, placement agent for $3.5 mil financing. The shares were issued pursuant to Section 4(2) of the Act.

Item 3.     Defaults Upon Senior Securities

During November 2004, the Company borrowed $80,816 on two notes payable to one individual. The Note is unsecured, matured in January 2005, has an interest rate of 6% and is currently in default. At March 31, 2006 the total outstanding principal balance on this Note was $80,816.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

WAIVER OF PREFERRED DIVIDEND

At March 31, 2006, the Company had a total of 28,980 preferred shares Series C and 11,640 preferred shares Series D issued and outstanding. As of December 31, 2005, the Company accumulated dividends totaling $565,875.

In March 2006, ten of the Company's preferred shareholders elected to waive their rights to receive dividends. Therefore, the Company recorded a decrease in dividends payable of $287,875.

Item 6.     Exhibits

Exhibits:

      Exhibit 31.1 Section 302 Sarbanes Oxley Certification

      Exhibit 31.2 Section 906 Sarbanes Oxley Certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 22, 2006                     NEW CENTURY COMPANIES, INC.

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


Date:  May 22, 2006                     /s/ DAVID DUQUETTE
                                        ----------------------------------------
                                         Name:  David Duquette
                                         Title: Chairman, President and Director

Date: May 22, 2006                      /s/ JOSEF CZIKMANTORI
                                        ----------------------------------------
                                         Name: Josef Czikmantori
                                        Title: Secretary and Director