Form 10QSB
period 2006-06-30
NEW CENTURY COMPANIES INC
filed 2006-08-14
CIK 318716

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarter Ended: Commission File Number:
                              June 30, 2006 0-7722


                           NEW CENTURY COMPANIES, INC.
          ------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                       DELAWARE                      061034587
          -------------------------------      -----------------------
          (State or other jurisdiction of          (IRS Employer
           Incorporation or organization)      Identification Number)


                           9835 Santa Fe Springs Road
                           Santa Fe Springs, CA 90670
          ------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (562) 906-8455
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

                                Yes [X]   No[_]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares of Common Stock, par value $ .10 per share, outstanding as of June 30, 2006 was 11,314,654.

Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)                                      4

      The condensed consolidated Financial Statements are set forth at the end of this document.

   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)                  ----

   Condensed Consolidated Balance Sheet                                      F-1

   Condensed Consolidated Statements of Operations                           F-2

   Condensed Consolidated Statements of Cash Flows                           F-3

   Notes to Condensed Consolidated Financial Statements               F-4 - F-15


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS             4

ITEM 3. CONTROLS AND PROCEDURES                                               10

PART II OTHER INFORMATION                                                     11

ITEM 1. LEGAL PROCEEDING                                                      11

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS           11

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       11

ITEM 4. SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS                    11

ITEM 5. OTHER INFORMATION                                                     11

ITEM 6. EXHIBITS                                                              11

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

OVERVIEW

The Company is engaged in acquiring, re-manufacturing and selling pre-owned Computer Numerically Controlled ("CNC") machine tools to manufacturing customers. The Company provides rebuilt, retrofit and remanufacturing services for numerous brands of machine tools. The remanufacturing of a machine tool, typically consisting of replacing all components, realigning the machine, adding updated CNC capability and electrical and mechanical enhancements, generally takes two to four months to complete. Once completed, a remanufactured machine is a "like new," state-of-the-art machine with a price ranging from $275,000 to $1,000,000, which is substantially less then the price of a new machine. The Company also manufactures original equipment CNC large turning lathes and attachments under the trade name Century Turn.

CNC machines use commands from onboard computers to control the movements of cutting tools and rotation speeds of the parts being produced. Computer controls enable operators to program operations such as part rotation, tooling selection and tooling movement for specific parts and then store the programs in memory for future use. The machines are able to produce parts while left unattended. Because of this ability, as well as superior speed of operation, a CNC machine is able to produce the same amount of work as several manually controlled machines, as well as reduce the number of operators required, generating higher profits with less re-work and scrap. Since the introduction of CNC tooling machines, continual advances in computer control technology have allowed for easier programming and additional machine capabilities.

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



PLAN OF OPERATIONS

     The earnings of the Company for the three months ended June 30, 2006 were positive as a result of an increase in revenues.

The Company's current strategy is to expand its customer sales base with its present line of machine products. The Company's growth strategy also includes strategic acquisitions in addition to growing the current business. Plans for expansion will be funded through current working capital from ongoing sales and, to the extent available, additional funds in the form of debt or equity. Currently, the Company's management has attracted additional funding in the form of subordinated debt. However, there is no guarantee that the capital raised will be sufficient to execute the Company's business plan. To the extent that the capital raised is not sufficient, the Company's business plan will be required to be substantially modified and its operations curtailed.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO JUNE 30, 2005.

           Revenues. The Company generated revenues of $2,297,773 for the three months ended June 30, 2006, which was a $1,089,794 or a 90% increase from $1,207,979 for the three months ended June 30, 2005. The increase is the result of a growth in customer orders, based on an increased demand in the market for machine tools and on the capability to sell the Company's product at higher contract amounts.


     Gross Profit. Gross profit for the three months ended June 30, 2006, was $806,721 or 35% of revenues, compared to $372,168, or 31% of revenues for the three months ended June 30, 2005, a 117% increase. The increase of gross profit is the result of increased sales.

     Operating Income. Operating income for the three months ended June 30, 2006, was $360,379 compared to an operating loss of $(58,632) for the three months ended June 30, 2005. The increase of $419,011 or 715% in operating income is due to 117% increase in sales.

     Interest Expense. Interest expense for the three months ended June 30, 2006 was $813,110 compared with $70,218 for the three months ended June 30, 2005. The $742,892 increase in interest expense is due primarily to $459,000 amortization of beneficial conversion feature and $113,000 discount on warrants and conversion option associated to two convertible notes payable and amortization of deferred financing costs related to warrants and common stock granted to third parties as financing cost on convertible notes. Secondarily, the increase in interest expense is due to $119,000 liquidated damages accrued on $3.5 million convertible debt (See Note 5).

Derivative liability expense. As of June 30, 2006, a decrease in fair value of the derivative liability associated with the warrants to purchase common stock, granted in connection with the $3.5 million convertible debenture, was $(799,524). The decrease in fair value was reversed to derivative liability expense (See Note 1).

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO JUNE 30, 2005.

           Revenues. The Company generated revenues of $3,997,620 for the six months ended June 30, 2006, which was a $1,357,752 or a 51% increase from $2,639,868 for the six months ended June 30, 2005. The increase is the result of an increase in customer orders, based on a better market for machine tools and on the capability to sell the Company's product at higher contract amounts.

     Gross Profit. Gross profit for the six months ended June 30, 2006, was $1,209,960 or 30% of revenues, compared to $758,187, or 29% of revenues for the six months ended June 30, 2005, a 60% increase. The increase of gross profit is the result of increased sales.

     Operating Income. Operating income for the six months ended June 30, 2006, was $308,589 compared to operating income of $101,568 for the six months ended June 30, 2005. The increase of $207,021 or 203% in operating income is due to the increase in sales.

     Interest Expense. Interest expense for the six months ended June 30, 2006 was $1,208,938 compared with $119,285 for the six months ended June 30, 2005.
The $1,089,653 increase in interest expense is due primarily to $708,123 amortization of beneficial conversion feature and $170,466 discount on warrants and conversion option associated with two convertible notes payable and amortization of deferred financing costs related to warrants and common stock granted to third parties as financing cost on convertible notes. Secondarily, the increase in interest expense is due to $162,500 liquidated damages accrued on $3.5 million convertible debt (See Note 5 to the condensed consolidated financial statements).

Derivative liability expense. As of June 30, 2006, a decrease in fair value of the derivative liability associated with the warrants to purchase common stock, granted in connection with the $3.5 million convertible debenture, was $(34,762). The decrease in fair value was reversed to derivative liability expense (See Note 1 to the condensed consolidated financial statements).

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

     The net cash decrease of the Company during the six months ended June 30, 2005 was $(14,813) (bank overdraft). The decrease is due to net cash provided by financing activities of $1,052,687, used to increase its inventory of machines for stock and debt reduction. Currently, the Company's management attracted additional funding in the form of subordinated debt. However, there is no guarantee that the capital raised will be sufficient to execute its business plan. To the extent that the capital raised is not sufficient, the Company's business plan will be required to be substantially modified and its operations curtailed.


The Company is currently improving its liquidity by the following actions:

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

Staff Accounting Bulletin 104 ("SAB 104"), "Revenue Recognition," outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company's revenue recognition policy for services and product sales conforms to SAB 104. The Company recognizes revenue of long-term contracts pursuant to SOP 81-1.

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


CLASSIFICATION OF WARRANT OBLIGATION

In connection with the issuance of the 12% Senior Secured Convertible Notes (See
Note 3), the Company has an obligation to file a registration statement covering the resale of 125% of the Registrable Securities, as defined in the Registration Rights Agreement. The obligation to file the registration statement meets the criteria of an embedded derivative to be bifurcated pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Under this transaction, the Company is obligated to register for resale the common shares underlying the warrants, and as a result, the embedded derivative associated with this warrant obligation does not meet the scope exception of paragraph 11(a) of SFAS No. 133. Specifically, at March 31, 2006, the Company did not have any uncommitted registered shares to settle the warrant obligation and accordingly, such obligation has been classified as a liability (outside of stockholders' deficit) in accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The classification of the warrant obligation will be evaluated at each reporting date and as such, it will continue to be reported as a liability until such time all of the criteria necessary for equity classification have been met.

OTHER SIGNIFICANT ACCOUNTING POLICIES

Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. The policies related to consolidation and loss contingencies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standards setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Also see
Note 1 of Notes to Condensed Consolidated Financial Statements, Summary of Significant Accounting Policies, which discusses accounting policies that must be selected by management when there are acceptable alternatives.



ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's June 30, 2006 Form 10-Q. Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2006, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

CHANGES IN CONTROLS AND PROCEDURES

There were no changes made in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect these controls.

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

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

      None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

      During the quarter ended June 30, 2006, the Company issued 19,318 shares of common stock to Motivated Minds LLC, as a conversion of $12,750 interest on a $300,000 convertible note. The shares were issued pursuant to an exemption from the registration rights of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof and are included in the current Registration Statement.

Item 3.     Defaults Upon Senior Securities

During November 2004, the Company borrowed $80,816 on two notes payable to one individual. The Note is unsecured, matured in January 2005, has an interest rate of 6% and is currently in default. At June 30, 2006 the total outstanding principal balance on this Note was $80,816.


Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information


                          WAIVER OF PREFERRED DIVIDEND


At June 30, 2006, the Company had a total of 27,780 preferred shares Series C and 11,640 preferred shares Series D issued and outstanding. As of December 31, 2005, the Company accumulated dividends payable totaling $565,875. In March 2006, ten of the Company's preferred shareholders elected to waive their rights to receive dividends. Therefore, the Company recorded a decrease in dividends payable of $287,875.


Item 6.     Exhibits

Exhibits:

            Exhibit 31.1 Section 302 Sarbanes Oxley Certification

            Exhibit 31.2 Section 906 Sarbanes Oxley Certification

--------------------------------------------------------------------------------
                    NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   June 30, 2006
                                    (Unaudited)
--------------------------------------------------------------------------------

                                      ASSETS

Current Assets
  Restricted cash                                                 $ 1,500,000
  Contracts receivable                                                750,269
  Inventories, net                                                  1,286,087
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                              600,019
  Deferred financing costs, net                                       335,067
  Prepaid expenses and other current assets                            36,229
                                                                  -----------
            Total current assets                                    4,507,671

PROPERTY AND EQUIPMENT, NET                                           354,057
DEFERRED FINANCING COSTS, NET                                         558,444
                                                                  -----------

                                                                  $ 5,420,172
                                                                  ===========

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Bank overdraft                                                  $    12,836
  Accounts payable and accrued expenses                             1,325,258
  Dividends payable                                                   320,400
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                 381,896
  Warrant liability                                                 2,155,238
  Notes payable                                                       200,816
  Convertible notes payable                                           300,000
                                                                  -----------
            Total current liabilities                               4,696,444

CONVERTIBLE NOTES PAYABLE, NET OF DISCOUNT                            388,890

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Cumulative, convertible, Series B preferred
    stock, $1 par value, 15,000,000 shares authorized,
    no shares issued and outstanding (liquidation
    preference of $25 per share)                                           --
  Cumulative, convertible, Series C preferred stock,
    $1 par value, 75,000 shares authorized, 27,780 shares
    issued and outstanding (liquidation preference of $903,000)        27,780
  Cumulative, convertible, Series D preferred stock,
    $25 par value, 75,000 shares authorized, 11,640 shares
    issued and outstanding (liquidation preference of $403,000)       291,000
  Common stock, $0.10 par value, 50,000,000 shares authorized;
    11,314,654 shares issued and outstanding                        1,131,466
  Subscriptions receivable                                           (462,500)
  Notes receivable from stockholders                                 (505,639)
  Deferred consulting fees                                           (126,385)
  Additional paid-in capital                                        7,558,675
  Accumulated deficit                                              (7,579,559)
                                                                  -----------
       Total stockholders' deficit                                    334,838
                                                                  -----------

                                                                  $ 5,420,172
                                                                  ===========

--------------------------------------------------------------------------------

See accompanying notes to the condensed consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------------
                                NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the Three and Six Months Ended June 30, 2006 and 2005
                                                (Unaudited)
---------------------------------------------------------------------------------------------------------------------------

                                                                     FOR THE THREE                    FOR THE SIX
                                                                  MONTHS ENDED JUNE 30,           MONTHS ENDED JUNE30,
                                                                  2006             2005           2006            2005
                                                              ------------    ------------    ------------    ------------

CONTRACT REVENUES                                             $  2,297,773    $  1,207,979    $  3,997,620    $  2,639,868

COST OF SALES                                                    1,491,052         835,811       2,787,660       1,881,681
                                                              ------------    ------------    ------------    ------------

GROSS PROFIT                                                       806,721         372,168       1,209,960         758,187
                                                              ------------    ------------    ------------    ------------

OPERATING EXPENSES
  Consulting and other compensation                                124,900         153,407         327,958         198,379
  Salaries and related                                              61,791          40,362         126,122          97,552
  Selling, general and administrative                              259,651         237,031         447,291         360,688
                                                              ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                                           446,342         430,800         901,371         656,619
                                                              ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                                            360,379         (58,632)        308,589         101,568
                                                              ------------    ------------    ------------    ------------

OTHER (INCOME) EXPENSES
  Derivative liability                                            (799,524)             --         (34,762)             --
  Interest, including debt discount amortization                   813,110          70,218       1,208,938         119,285
                                                              ------------    ------------    ------------    ------------

TOTAL OTHER (INCOME) EXPENSES                                       13,586          70,218       1,174,176         119,285
                                                              ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES                                                       346,793        (128,850)       (865,587)        (17,717)

PROVISION FOR INCOME TAXES                                              --              --              --              --
                                                              ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                             $    346,793    $   (128,850)   $   (865,587)   $    (17,717)
                                                              ============    ============    ============    ============

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS           $    304,393    $   (234,375)   $   (620,112)   $   (123,242)
                                                              ============    ============    ============    ============

BASIC NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS
PER COMMON SHARE                                              $       0.03    $      (0.03)   $      (0.06)   $      (0.02)
                                                              ============    ============    ============    ============

DILUTED NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS
PER COMMON SHARE                                              $       0.02    $      (0.03)   $      (0.06)   $      (0.02)
                                                              ============    ============    ============    ============

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                11,291,359       7,978,932      11,047,485       7,635,598
                                                              ============    ============    ============    ============

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              12,222,041       7,978,932      11,047,485       7,635,598
                                                              ============    ============    ============    ============


--------------------------------------------------------------------------------

See accompanying notes to the condensed consolidated financial statements.

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                     2006            2005
                                                                  -----------    -----------
Cash flows from operating activities:
  Net loss                                                        $  (865,587)   $   (17,717)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization of property and equipment          77,594        127,487
      Amortization of deferred financing costs                        170,779             --
      Amortization of deferred consulting fees                        221,332         52,566
      Amortization of BCFs and other debt discounts                   707,790         29,687
      Estimated fair market value of common stock
        issued for penalties and settlement                                --        110,000
      Derivative liability expense (credit)                           (34,762)            --
      Changes in operating assets and liabilities:
        Contracts receivable                                         (462,700)            --
        Inventories                                                  (357,140)        49,630
        Costs and estimated earnings in excess of billings on
          uncompleted contracts                                      (182,264)      (255,696)
        Prepaid expenses and other current assets                     (34,669)            --
        Accounts payable and accrued expenses                        (153,572)        56,470
        Billings in excess of costs and estimated earnings on
          uncompleted contracts                                      (119,488)      (207,136)
                                                                  -----------    -----------
     Net cash used in operating activities                         (1,032,687)       (54,709)
                                                                  -----------    -----------
Cash flows from investing activities:
  Purchases of property and equipment                                 (20,000)            --
                                                                  -----------    -----------
     Net cash used in investing activities                            (20,000)            --
                                                                  -----------    -----------
Cash flows from financing activities:
  Restricted cash                                                  (1,500,000)            --
  Bank overdraft                                                      (14,813)            --
  Proceeds from issuance of convertible notes payable               3,800,000             --
  Principal payments on notes payable                                (810,000)            --
  Deferred financing costs                                           (422,500)            --
  Principal repayments on obligations under capital lease                  --        (41,531)
                                                                  -----------    -----------
     Net cash provided by (used in) financing activities            1,052,687        (41,531)
                                                                  -----------    -----------
Net decrease in cash                                                       --        (96,240)
Cash at beginning of period                                                --        129,087
                                                                  -----------    -----------
Cash at end of period                                             $        --    $    32,847
                                                                  ===========    ===========

Supplemental disclosure of non-cash activities:

  Common stock and warrants issued for deferred financing costs   $   641,790    $        --
                                                                  ===========    ===========

  Conversion of notes payable and interest to common stock        $   170,250    $        --
                                                                  ===========    ===========

  BCF and other debt discount on convertible notes payable        $ 3,800,000    $        --
                                                                  ===========    ===========

  Debt discount on notes payable for note extension               $    18,900    $    47,500
                                                                  ===========    ===========

  Accrued cumulative dividends on preferred stock                 $    42,400    $   105,525
                                                                  ===========    ===========

  Cumulative preferred dividends waived                           $   287,875    $        --
                                                                  ===========    ===========

  Conversion of Series C preferred stock to common stock          $     2,000    $        --
                                                                  ===========    ===========

--------------------------------------------------------------------------------

See accompanying notes to the condensed consolidated financial statements.

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the Six Months Ended June 30, 2006 and 2005
                                   (UNAUDITED)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS

New Century Companies, Inc. and Subsidiary (collectively, the "Company"), a California corporation, was incorporated March 1996 and is located in Southern California. The Company provides after-market services, including rebuilding, retrofitting and remanufacturing of metal cutting machinery. Once completed, a remanufactured machine is "like new" with state-of-the-art computers, and the cost to the Company's customers is substantially less than the price of a new machine.

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

BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the Company's financial position as of June 30, 2006, and the results of operations and cash flows for the interim periods presented, have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the three moths ended June 30, 2006 are not necessarily indicative of the results for the full year.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $188,773 and an accumulated deficit of $7,579,559 at June 30, 2006, and had net cash used in operating activities of $1,032,687 for the six months ended June 30, 2006. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company fund operations through increased sales and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2006. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. Management believes that the Company's revenue recognition policy conforms to SAB No. 104. The Company recognizes revenue on contracts pursuant to SOP 81-1.

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

BASIC AND DILUTED LOSS PER COMMON SHARE

Under SFAS No. 128, "Earnings Per Share," basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 903,659 potentially dilutive and 13,372,330 potential common shares at June 30, 2006, which include common stock purchase warrants and shares underlying convertible preferred stock and convertible notes payable.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2006 and 2005:

For the Three Months Ended June 30,

                                                                                             2006            2005
                                                                                         ------------    ------------

Net income (loss)                                                                        $    346,793    $   (128,850)

Cumulative preferred dividends accrued                                                        (42,400)       (105,525)
                                                                                         ------------    ------------
Numerator for basic and diluted net income (loss) per common share:
Net income (loss) applicable to common stockholders                                           304,393        (234,375)

Denominator for basic net income (loss) per common share:
Basic weighted average common shares outstanding                                           11,291,359       7,978,932
                                                                                         ------------    ------------
Denominator for diluted net income (loss) per common share:
Diluted weighted average common shares outstanding                                         12,222,041       7,978,932
                                                                                         ------------    ------------

Basic net income (loss) per common share                                                 $       0.03    $      (0.03)
                                                                                         ============    ============
Diluted net income (loss) per common share                                               $       0.02    $      (0.03)
                                                                                         ============    ============

For the Six Months Ended June 30,

                                                                          2006           2005
                                                                      ------------    ------------

Net income (loss)                                                     $   (865,587)   $    (17,717)

Cumulative preferred dividends accrued                                     (42,400)       (105,525)

Waiver of accrued cumulative preferred
dividends                                                                  287,875              --
                                                                      ------------    ------------
Numerator for basic and diluted net income (loss) per common share:
Net income (loss) available to common stockholders                        (620,112)       (123,242)

Denominator for basic net income (loss) per common share:
Basic weighted average common shares outstanding                        11,047,485       7,635,598
                                                                      ------------    ------------
Denominator for diluted net income (loss) per common share:
Diluted weighted average common shares outstanding                      11,047,485       7,635,598
                                                                      ------------    ------------

Basic net income (loss) per common share                              $      (0.06)   $      (0.02)
                                                                      ============    ============
Diluted net income (loss) per common share                            $      (0.06)   $      (0.02)
                                                                      ============    ============


STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123-R, "Share-Based Payment," ("SFAS No. 123-R"). SFAS No. 123-R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. The Company previously accounted for awards granted under its equity incentive plan under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended. The exercise price of options is generally equal to the market price of the Company's common stock (defined as the closing price as quoted on the Over-the-Counter Bulletin Board administered by Nasdaq) on the date of grant. Accordingly, no share-based compensation was recognized in the financial statements prior to January 1, 2006.

Under the modified prospective method of adoption for SFAS No. 123-R, the compensation cost recognized by the Company beginning January 1, 2006 includes
(a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

From time to time, the Company's Board of Directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of the Company's formal stock plans. The terms of these grants are individually negotiated and generally expire within five years from the grant date.

Under the terms of the Company's Incentive Stock Option Plan, options to purchase an aggregate of 1,000,000 shares of common stock may be issued to key employees, as defined. The exercise price of any option may not be less than the fair market value of the shares on the date of grant. No options granted may be exercisable more than ten years after the date of grant. The options granted generally vest evenly over a one-year period, beginning from the date of grant.

Under the terms of the Company's Non-Statutory Stock Option Plan, options to purchase an aggregate of 1,350,000 shares of common stock may be issued to non-employees for services rendered. These options are non-assignable and non-transferable, are exercisable over a five-year period from the date of grant, and vest on the date of grant.

At June 30, 2006, the Company had 936,500 options available for future issuance under their equity compensation plans. All of these options vested prior to the adoption of SFAS No. 123-R.

The effects of share-based compensation resulting from the application of SFAS No. 123-R to options granted outside of the Company's Stock Option Plan resulted in zero expense for the three and six month periods ended June 30, 2006. Share-based compensation recognized as a result of the adoption of SFAS No. 123-R as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123-R use the Black Scholes option pricing model for estimating fair value of options granted.

In accordance with SFAS No. 123-R, the Company's policy is to adjust share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after December 31, 2006 is recognized in the period the forfeiture estimate is changed. Since the Company had no unvested options during the six month period ended June 30, 2006, the effect of forfeiture adjustments in the three and six month periods was not applicable.

Pro forma information required under SFAS No. 123 for periods prior to 2006 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under and outside of the Company's equity incentive plans was as follows:

                                                     Three            Six
                                                  Months Ended    Months Ended
                                                    June 30,        June 30,
                                                      2005             2005
                                                  ------------    ------------

Net loss as reported                              $   (128,850)   $    (17,717)
  Less: Total stock-based employee compensation
    expense determined under the Black Scholes
    option pricing model, net of tax                        --              --
                                                  ------------    ------------
Pro forma net loss                                $   (128,850)   $    (17,717)
                                                  ============    ============

Basic and diluted loss per common share:
  As reported                                     $      (0.03)   $      (0.02)
                                                  ============    ============
  Pro forma                                       $      (0.03)   $      (0.02)
                                                  ============    ============

Pro forma compensation expense reported in the above table is generally based on the vesting provisions in the related stock option grants. Since all options granted prior to January 1, 2005 had been completely vested prior to such date, there is no pro forma compensation expense to disclose for the three and six months ended June 30, 2005, as reflected in the above table, nor any weighted average assumptions to disclose.

The expected volatility is based on the historical volatility. The expected life of options granted is based on the "simplified method" described in the SEC's Staff Accounting Bulletin No. 107 due to changes in the vesting terms and contractual life of current option grants compared to the Company's historical grants.

Options and warrants outstanding that have vested and are expected to vest as of June 30, 2006 are as follows:
                                                       Weighted
                                          Weighted      Average
                                          Average      Remaining      Aggregate
                              Number of   Exercise    Contractual     Intrinsic
                               Shares      Price     Term in Years    Value (1)
 --------------------------  ---------   --------   -------------    ---------

Vested                       1,460,000    $  0.35        2.09        $ 482,800
Expected to vest                    --         --          --        $      --
                             ---------                               ---------
     Total                   1,460,000                               $ 482,800
                             ==========                              =========


(1) These amounts represent the difference between the exercise price and $0.62, the closing market price of the Company's common stock on June 30, 2006 as quoted on the Over-the-Counter Bulletin Board under the symbol "NCNC.OB" for all in-the-money options outstanding.

The Company's policy for options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized. Additional information with respect to stock option activity is as follows:

                                                    Outstanding Options
                                            ------------------------------------
                                Shares                   Weighted      Aggregate
                              Available     Number of     Average      Intrinsic
                              for Grant     Shares     Exercise Price  Value (1)
---------------------------  ---------     ------     --------------   ---------

December 31, 2005               936,500   1,468,500      $ 0.40       $  482,800
                                                                      ==========
Grants                               --          --          --
Exercises                            --          --          --
Cancellations                        --       8,500      $10.00
                             ----------  ----------      ------
June 30, 2006                   936,500   1,460,000      $ 0.35       $  482,800
                             ==========  ==========      ======       ==========

Options exerciseable at:
December 31, 2005                         1,468,500      $ 0.40
June 30, 2006                             1,460,500      $ 0.35


(1) Represents the difference between the exercise price and the December 31, 2005 or June 30, 2006 market price of the Company's common stock, which was $0.62 on both dates.

The Company follows SFAS No. 123 (R) (as interpreted by EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services") to account for transactions involving services provided by third parties where the Company issues equity instruments as part of the total consideration. Pursuant to paragraph 7 of SFAS No. 123 (R), the Company accounts for such transactions using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company applies EITF Issue No. 96-18, in transactions, when the value of the goods and/or services are not readily determinable and (1) the fair value of the equity instruments is more reliably measurable and (2) the counterparty receives equity instruments in full or partial settlement of the transactions, using the following methodology:

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

DEFERRED FINANCING COSTS

Direct costs of securing debt financing are capitalized and amortized over the term of the related debt using the straight-line method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. During the three months ended June 30, 2006, the Company amortized approximately $113,000.

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

CLASSIFICATION OF WARRANT OBLIGATION

In connection with the issuance of the 12% Senior Secured Convertible Notes (See
Note 3), the Company has an obligation to file a registration statement covering the resale of 125% of the Registrable Securities, as defined in the Registration Rights Agreement. The obligation to file the registration statement meets the criteria of an embedded derivative to be bifurcated pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Under this transaction, the Company is obligated to register for resale the common shares underlying the warrants, and as a result, the embedded derivative associated with this warrant obligation does not meet the scope exception of paragraph 11(a) of SFAS No. 133. Specifically, at the commitment date, the Company did not have any uncommitted registered shares to settle the warrant obligation and accordingly, such obligation has been classified as a liability (outside of stockholders' deficit) in accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The classification of the warrant obligation will be evaluated at each reporting date and as such, it will continue to be reported as a liability until such time all of the criteria necessary for equity classification have been met.

NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements discussed in the notes to the December 31, 2005 financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB that are required to be adopted during the year ending December 31, 2006 did not or will not have a significant impact on the Company's financial statements.

2. CONTRACTS IN PROGRESS

Contracts in progress as of June 30, 2006 which include completed contracts not completely billed, approximate:

Cumulative costs to date                                            $ 2,295,000
Cumulative gross profit to date                                       5,476,000
                                                                    -----------
Cumulative revenue earned                                             7,771,000

Less progress billings to date                                       (7,553,000)
                                                                    -----------
      Net under billings                                            $   218,000
                                                                    ===========


The following is included in the accompanying condensed consolidated balance sheet under these captions as of June 30, 2006:

Costs and estimated earnings in excess of billings
  on uncompleted contracts                                            $ 600,000

Billings in excess of costs and estimated earnings
  on uncompleted contracts                                             (382,000)
                                                                      ---------
       Net under billings                                             $ 218,000
                                                                      =========



3. DEBT TRANSACTIONS

During the three months ended June 30, 2006, the Company amortized approximately $459,000 of debt discounts, including beneficial conversion features, to interest expense. Of such amount, $309,000 was related to a convertible note payable to CAMOFI Master LDC ("CAMOFI") and $150,000 was related to a convertible note payable to Motivated Minds, LLC ("Motivated Minds").

During the three months ended June 30, 2006, the Company made cash payments of $36,000 to reduce the principal balance on one of its outstanding secured notes payable.

4. EQUITY TRANSACTIONS

During the three months ended June 30, 2006, the Company issued 19,318 shares of restricted common stock at $0.66 per share to one of its creditors to settle accrued interest totaling $12,750 on a convertible note payable. The common stock conversion price was recorded at $0.66 in accordance with the terms of the convertible note agreement.

As described in Note 1, the Company enters into equity based compensation arrangements with non-employees where the value of the services are not readily determinable and the fair value of the equity instruments is more reliably measurable. Under most of these arrangements, the performance criteria required for a measurement date is not reached until the service period has been completed. As a result, the Company is required to re-measure the consideration at each reporting date (or when the services were complete if sooner) based on its then current stock value. During the three months ended June 30, 2006, the Company recorded net increases to the fair values of such equity based compensation arrangements with third parties totaling $149,500. During the three months ended June 30, 2006, the Company recorded approximately $84,000 of consulting expense related to the amortization of deferred consulting fees on such equity based compensation arrangements.

5. CONTINGENCIES

On February 28, 2006, the Company entered into a Securities Purchase Agreement ( "the Note") with CAMOFI whereby CAMOFI agreed to purchase, up to $5,000,000 aggregate principal amount of 12% Senior Secured Convertible Notes, due February 28, 2009 (up to $3,500,000 to be purchased at the closing and up to an additional $1,500,000 to be purchased pursuant to an Additional Investment Right), secured by a first priority lien on all assets of the Company and its current and future subsidiaries (including a pledge of the shares of the Company's current and future Subsidiaries). The Note is convertible into shares of the Company's common stock at a fixed price of $0.63 at any time at CAMOFI's option. Additionally, $1,500,000 of the $3,500,000 proceeds from the closing were placed into an escrow account, which was originally intended to be used for a potential private company business acquisition. Accordingly, such amount has been recorded as restricted cash in the accompanying condensed consolidated balance sheet at June 30, 2006. In connection with the Note, the Company issued 3,476,190 warrants at an exercise price of $0.63 to CAMOFI. The warrants vested and became fully exercisable on their issuance date.

CAMOFI has not exercised its $1,500,000 Additional Investment Right. Additionally, CAMOFI has certain registration rights for the common stock underlying both the warrants and the convertible debt. The related registration rights agreement includes financial penalties because the Company failed to meet the registration statement effectiveness deadline, which was June 28, 2006. Such penalties, which are 1.5% of the outstanding principal balance of the Note for the first 30 days and an additional 1.5% for each 30 day period thereafter, can be paid in common stock at the option of the

Company. As of June 30, 2006, the Company has accrued $162,500 for such estimated liquidated damages, which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. Of such amount, $43,500 was accrued during the three months ended March 31, 2006 and $119,000 was accrued during the three months ended June 30, 2006. As a result of not meeting these deadlines, this condition may be deemed an "Event of Default" if not cured to the satisfaction of CAMOFI prior to the expiration of thirty days from the Event Date, as defined in the registration rights agreement, and could possibly allow CAMOFI to call the debt or seek other remedy at such time.

6. SUBSEQUENT EVENTS

As noted above, in connection with the CAMOFI Purchase Agreement, the Company entered into an escrow agreement, pursuant to which $1,500,000 was deposited into escrow by CAMOFI. Pursuant to the terms of the letter agreement, the $1,500,000 deposit was to be released to the Company upon consummation of the acquisition of Quilite International LLC. Based upon changed circumstances and the immediate need of the Company for the funds for general working capital purposes, the parties decided to release the funds held in escrow to the Company as follows: (a) $750,000 on July 10, 2006 and (b) $750,000 on August 4, 2006.
The Company is utilizing the funds for general working capital purposes.

On July 25, 2006, in connection with the Motivated Minds convertible note dated February 15, 2006, the Company issued 45,000 restricted shares of common stock to Motivated Minds for extension of $150,000 of principal balance of the note until August 16, 2006, and the remaining principal balance of $150,000 of the note until October 16, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:  August 14, 2006                 NEW CENTURY COMPANIES, INC.

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





Date:  August 14, 2006                 /s/    DAVID DUQUETTE
                                       ----------------------------------------
                                       Name:  David Duquette
                                       Title: Chairman, President and Director

Date: August 14, 2006                  /s/    JOSEF CZIKMANTORI
                                       ----------------------------------------
                                       Name:  Josef Czikmantori
                                       Title: Secretary and Director