Form 10QSB
period 2006-09-30
NEW CENTURY COMPANIES INC
filed 2006-11-14
CIK 318716

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarter Ended:                   Commission File Number:
            September 30, 2006                           0-7722


                           NEW CENTURY COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  DELAWARE                              061034587
--------------------------------------------------------------------------------
      (State or other jurisdiction of                (IRS Employer
       Incorporation or organization)           Identification Number)


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

The number of shares of Common Stock, par value $ .10 per share, outstanding as of September 30, 2006 was 11,459,654.

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

         Condensed Consolidated Statements of Cash Flows                     F-3

         Notes to Condensed Consolidated Financial Statements         F-4 - F-16


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                 OPERATIONS                                                    4

         ITEM 3. CONTROLS AND PROCEDURES                                      11

         PART II OTHER INFORMATION                                            12

         ITEM 1. LEGAL PROCEEDING                                             12

         ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                 PROCEEDS                                                     12

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                              12

         ITEM 4. SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS           12

         ITEM 5. OTHER INFORMATION                                            12

         ITEM 6. EXHIBITS                                                     12

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

PLAN OF OPERATIONS

      The earnings of the Company for the three months ended September 30, 2006 were negative as a result of an increase in cost of goods sold.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SEPTEMBER 30, 2005.

      Revenues. The Company generated revenues of $1,996,131 for the three months ended September 30, 2006, which was a $391,280 or a 24% increase from $1,604,851 for the three months ended September 30, 2005. The increase is the result of a growth in customer orders, based on an increased demand in the market for machine tools and on the capability to sell the Company's product at higher contract amounts.

      Gross Profit. Gross profit for the three months ended September 30, 2006, was $368,900 or 18% of revenues, compared to $596,216, or 37% of revenues for the three months ended September 30, 2005, a 38% decrease. The decrease of gross profit is the result of increased cost of goods sold. The increase in cost is determined by an increase of direct labor expense and the cost of direct material used. Due to expected increase in customer orders, the Company expanded its labor force. A short period of time is required to adequately train new hires to become productive.

      Operating Income. Operating loss for the three months ended September 30, 2006, was $(18,661) compared to an operating income of $347,625 for the three months ended September 30, 2005. The decrease of $366,286 or 105% in operating income is due to higher direct cost and $128,799 increase in general and administration expense. This increase was primarily due to increases in legal and accounting expenses and lower gross margins.

      Interest Expense. Interest expense for the three months ended September 30, 2006 was $514,302 compared with $63,369 for the three months ended September 30, 2005. The $450,933 increase in interest expense is due primarily to $291,667 amortization of beneficial conversion feature and discount on warrants associated with two convertible notes payable and amortization of deferred financing costs related to warrants and common stock granted to third parties in connection with the convertible notes financing.

Liquidated damages expense. The Company accrued $420,000 of liquidated damages during the quarter ended September 30, 2006 on $3.5 million convertible debt as a penalty for failure to have a registration statement declared effective as required by our previous financing. (See Note 5 to the condensed consolidated financial statements).

Derivative liability expense. As of September 30, 2006, a decrease in fair value of the derivative liability associated with the warrants to purchase common stock, granted in connection with the $3.5 million convertible debenture, was $(834,285). The decrease in fair value was reversed to derivative liability expense (See Note 1 to the condensed consolidated financial statements).

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SEPTEMBER 30, 2005.

      Revenues. The Company generated revenues of $5,993,751 for the nine months ended September 30, 2006, which was a $1,749,032 or a 41% increase from $4,244,719 for the nine months ended September 30, 2005. The increase is the result of an increase in customer orders, based on a better market for machine tools and on the capability to sell the Company's product at higher contract amounts.

      Gross Profit. Gross profit for the nine months ended September 30, 2006, was $1,578,860 or 26% of revenues, compared to $1,354,403, or 31% of revenues for the nine months ended September 30, 2005, a 17% increase. The increase of gross profit is the result of increased sales.

      Operating Income. Operating income for the nine months ended September 30, 2006, was $276,027 compared to operating income of $449,193 for the nine months ended September 30, 2005. The decrease of $173,166 or 39% in operating income is due to $229,303 increase in general and administration expense. This increase was primarily due to increases in legal and accounting expenses.

      Interest Expense. Interest expense for the nine months ended September 30, 2006 was $1,560,740 compared with $182,654 for the nine months ended September 30, 2005. The $1,378,086 increase in interest expense is due primarily to $1,275,173 amortization of beneficial conversion feature and discount on warrants associated with two convertible notes payable and amortization of deferred financing costs related to warrants and common stock granted to third parties in connection with the convertible notes financing.

Liquidated damages expense. The Company accrued $582,500 liquidated damages during the nine month ended September 30, 2006 on $3.5 million convertible debt as a penalty for failure to have a registration statement declared effective as required by our previous financing. (See Note 5 to the condensed consolidated financial statements).

Derivative liability expense. As of September 30, 2006, a decrease in fair value of the derivative liability associated with the warrants to purchase common stock, granted in connection with the $3.5 million convertible debenture, was $(869,047). The decrease in fair value was reversed to derivative liability expense (See Note 1).

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

      The net cash increase of the Company during the nine months ended September 30, 2006 was $60,344. The increase is due to $1,670,874 net cash provided by financing activities offset by $1,590,530 net cash used in operating activities and $20,000 net cash used in investing activities used to acquire new equipment. Currently, the Company's management attracted additional funding in the form of subordinated debt. However, there is no guarantee that the capital raised will be sufficient to execute its business plan. To the extent that the capital raised is not sufficient, the Company's business plan will be required to be substantially modified and its operations curtailed.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's September 30, 2006 Form 10-Q. Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2006, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

CHANGES IN CONTROLS AND PROCEDURES

There were no changes made in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect these controls.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      During the quarter ended September 30, 2006, the Company issued 100,000 shares of common stock to Insight Capital for consulting services. The shares were issued pursuant to an exemption from the registration rights of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and are included in the current Registration Statement.

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      The Company is in process of filing a registration statement.

Item 6. Exhibits

Exhibits:

      Exhibit 31.1 Section 302 Sarbanes Oxley Certification

      Exhibit 31.2 Section 906 Sarbanes Oxley Certification

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------

                                      ASSETS

Current Assets
   Cash                                                                          $     60,344
   Restricted cash                                                                    566,310
   Contracts receivable                                                               740,464
   Inventories, net                                                                 1,585,704
   Costs and estimated earnings in excess of billings on uncompleted contracts        531,535
   Deferred financing costs, net                                                      335,067
   Prepaid expenses and other current assets                                           33,005
                                                                                 ------------

      Total current assets                                                          3,852,429

Property and Equipment, net                                                           319,914
Deferred Financing Costs, net                                                         474,678
                                                                                 ------------

                                                                                 $  4,647,021
                                                                                 ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                            1,706,804
   Dividends payable                                                                  320,400
   Billings in excess of costs and estimated earnings on uncompleted contracts        246,763
   Warrant liability                                                                1,320,953
   Notes payable                                                                       84,000
   Convertible notes payable, net of discounts                                        382,411
                                                                                 ------------

      Total current liabilities                                                     4,061,331

Convertible Notes Payable, net of discounts                                           329,250

Commitments and Contingencies

Stockholders' Equity
   Cumulative, convertible, Series B preferred stock, $1 par value,
     15,000,000 shares authorized, no shares issued and outstanding
     (liquidation preference of $25 per share)                                             --
   Cumulative, convertible, Series C preferred stock, $1 par value,
     75,000 shares authorized, 27,780 shares issued and outstanding
     (liquidation preference of $903,000)                                              27,780
   Cumulative, convertible, Series D preferred stock, $25 par value,
     75,000 shares authorized, 11,640 shares issued and outstanding
     (liquidation preference of $403,000)                                             291,000
   Common stock, $0.10 par value, 50,000,000 shares authorized;
     11,459,654 shares issued and outstanding                                       1,145,966
   Subscriptions receivable                                                          (462,500)
   Notes receivable from stockholders                                                (505,639)
   Deferred consulting fees                                                           (35,808)
   Additional paid-in capital                                                       7,500,575
   Accumulated deficit                                                             (7,704,934)
                                                                                 ------------

      Total stockholders' equity                                                      256,440
                                                                                 ------------

                                                                                 $  4,647,021
                                                                                 ============

--------------------------------------------------------------------------------
   See accompanying notes to the condensed consolidated financial statements.

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the
             Three and Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                          For the Three Months             For the Nine Months
                                                           Ended September 30,             Ended September 30,
                                                          2006            2005            2006            2005
                                                      ------------    ------------    ------------    ------------
CONTRACT REVENUES                                     $  1,996,131    $  1,604,851    $  5,993,751    $  4,244,719

COST OF SALES                                            1,627,231       1,008,635       4,414,891       2,890,316
                                                      ------------    ------------    ------------    ------------

GROSS PROFIT                                               368,900         596,216       1,578,860       1,354,403
                                                      ------------    ------------    ------------    ------------

OPERATING EXPENSES
Consulting and other compensation                          104,464         153,418         432,422         351,797
Salaries and related                                        86,826          27,701         212,948         125,253
Selling, general and administrative                        196,271          67,472         657,463         428,160
                                                      ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                                   387,561         248,591       1,302,833         905,210
                                                      ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                                    (18,661)        347,625         276,027         449,193
                                                      ------------    ------------    ------------    ------------

OTHER (INCOME) EXPENSES
Gain (loss) on forgiveness of debt                           6,697         (50,760)         (7,204)        (50,760)
Change in fair value of derivative liability              (834,285)             --        (869,047)             --
Liquidated damages                                         420,000              --         582,500              --
Interest, including debt discount amortization             514,302          63,369       1,560,740         182,654
                                                      ------------    ------------    ------------    ------------

TOTAL OTHER (INCOME) EXPENSES                              106,714          12,609       1,266,989         131,894
                                                      ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                            (125,375)        335,016        (990,962)        317,299

PROVISION FOR INCOME TAXES                                      --              --              --              --
                                                      ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                     $   (125,375)   $    335,016    $   (990,962)   $    317,299
                                                      ============    ============    ============    ============

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS   $   (125,375)   $    335,016    $   (745,487)   $    211,774
                                                      ============    ============    ============    ============

Basic net income (loss) applicable to common
  stockholders per common share                       $      (0.01)   $       0.04    $      (0.07)   $       0.03
                                                      ============    ============    ============    ============

Diluted net income (loss) applicable to common
  stockholders per common share                       $      (0.01)   $       0.04    $      (0.07)   $       0.03
                                                      ============    ============    ============    ============

Basic weighted average common shares outstanding        11,435,487       8,741,821      11,176,819       7,912,876
                                                      ============    ============    ============    ============

Diluted weighted average common shares outstanding      11,435,487       9,268,011      11,176,819       8,439,066
                                                      ============    ============    ============    ============

--------------------------------------------------------------------------------
   See accompanying notes to the condensed consolidated financial statements.

--------------------------------------------------------------------------------
                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Nine Month Ended June 30, 2006 and 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                       2006           2005
                                                                   ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                               $   (990,962)   $    317,299
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
      Depreciation and amortization of property and equipment           111,737         194,208
      Net gain on forgiveness of debt                                    (7,204)        (50,760)
      Amortization of deferred financing costs                          254,545              --
      Estimated fair market value of common stock and warrants
        issued for consulting services                                  244,909         122,833
      Amortization of debt discounts                                  1,020,628          47,500
      Estimated fair market value of common stock
        issued for penalties and settlement                                  --         110,000
      Change in fair value of derivative liability                     (869,047)             --
      Changes in operating assets and liabilities:
         Contracts receivable                                          (452,895)        (47,920)
         Inventories                                                   (656,757)         14,824
         Costs and estimated earnings in excess of billings
           on uncompleted contracts                                    (113,780)       (363,863)
         Prepaid expenses and other current assets                      (31,445)         (8,041)
         Accounts payable and accrued expenses                          154,362         236,445
         Billings in excess of costs and estimated earnings
           on uncompleted contracts                                    (254,621)       (355,196)
                                                                   ------------    ------------

   Net cash provided by (used in) operating activities               (1,590,530)        217,329
                                                                   ------------    ------------

Cash flows from investing activities:
   Purchases of property and equipment                                  (20,000)             --
                                                                   ------------    ------------

   Net cash used in investing activities                                (20,000)             --
                                                                   ------------    ------------

Cash flows from financing activities:
   Restricted cash                                                     (566,310)             --
   Bank overdraft                                                       (27,649)             --
   Proceeds from issuance of convertible notes payable                3,800,000              --
   Principal payments on notes payable                                 (846,000)             --
   Principal payments on convertible notes payable                     (266,667)             --
   Deferred financing costs                                            (422,500)             --
   Principal repayments on obligations under capital lease                   --         (63,406)
                                                                   ------------    ------------

   Net cash provided by (used in) financing activities                1,670,874         (63,406)
                                                                   ------------    ------------

Net increase in cash                                                     60,344         153,923

Cash at beginning of period                                                  --         129,087
                                                                   ------------    ------------

Cash at end of period                                              $     60,344    $    283,010
                                                                   ============    ============

Supplemental disclosure of non-cash activities:

   Common stock and warrants issued for deferred financing costs   $    641,790    $         --
                                                                   ============    ============

   Conversion of note payable interest to common stock             $    170,250    $         --
                                                                   ============    ============

   Debt discounts on convertible notes payable                     $  3,823,400    $         --
                                                                   ============    ============

   Debt discount on notes payable for note extension               $     18,900    $     47,500
                                                                   ============    ============

   Accrued cumulative dividends on preferred stock                 $     42,400    $    105,525
                                                                   ============    ============

   Cumulative preferred dividends waived                           $    287,875    $         --
                                                                   ============    ============

   Conversion of preferred stock to common stock                   $      2,000    $    331,800
                                                                   ============    ============

--------------------------------------------------------------------------------
   See accompanying notes to the condensed consolidated financial statements.

                   NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS For The Nine Months Ended September 30, 2006 And 2005
                                   (Unaudited)

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

BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the Company's financial position as of September 30, 2006, and the results of operations and cash flows for the interim periods presented, have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the nine moths ended September 30, 2006 are not necessarily indicative of the results for the full year.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has negative working capital of $208,902 and an accumulated deficit of $7,704,934 at September 30, 2006, and had net cash used in operating activities of $1,590,530 for the nine months ended September 30, 2006. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company funds operations through increased sales and debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2006. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In response to these problems, management has taken the following actions:

o     The Company continues its aggressive program for selling inventory.

o The Company continues to implement plans to further reduce operating costs.

o     The Company is seeking investment capital through the public markets.

The condensed consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

BASIC AND DILUTED LOSS PER COMMON SHARE

Under SFAS No. 128, "Earnings Per Share," basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 877,922 potentially dilutive and 13,372,330 potential common shares at September 30, 2006, which include common stock purchase warrants and shares underlying convertible preferred stock and convertible notes payable.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2006 and 2005:

For the Three Months Ended September 30,

                                                                            2006           2005
                                                                       ------------    ------------
Net income (loss)                                                      $   (125,375)   $    335,016

Cumulative preferred dividends accrued                                            _               _
                                                                       ------------    ------------
Numerator for basic and diluted net income (loss) per common share:
Net income (loss) applicable to common stockholders                        (125,375)        335,016

Denominator for basic net income (loss) per common share:
Basic weighted average common shares outstanding                         11,435,487       8,741,821
                                                                       ------------    ------------
Denominator for diluted net income (loss) per common share:
Diluted weighted average common shares outstanding                       11,435,487       9,268,011
                                                                       ------------    ------------

Basic net income (loss) per common share                               $      (0.01)   $       0.04
                                                                       ============    ============
Diluted net income (loss) per common share                             $      (0.01)   $       0.04
                                                                       ============    ============

For the Nine Months Ended September 30,

                                                                          2006            2005
                                                                      ------------    ------------
Net income (loss)                                                     $   (990,962)   $    317,299

Cumulative preferred dividends accrued                                     (42,400)       (105,525)

Waiver of accrued cumulative preferred
dividends                                                                  287,875              --
                                                                      ------------    ------------
Numerator for basic and diluted net income (loss) per common share:
Net income (loss) available to common stockholders                        (745,487)        211,774

Denominator for basic net income (loss) per common share:
Basic weighted average common shares outstanding                        11,176,819       7,912,876
                                                                      ------------    ------------
Denominator for diluted net income (loss) per common share:
Diluted weighted average common shares outstanding                      11,176,819       8,439,066
                                                                      ------------    ------------

Basic net income (loss) per common share                              $      (0.07)   $       0.03
                                                                      ============    ============
Diluted net income (loss) per common share                            $      (0.07)   $       0.03
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

Under the terms of the Company's 2000 Stock Option Plan, options to purchase an aggregate of 5,000,000 shares of common stock may be issued to officers, key employees and consultants of the Company. The exercise price of any option generally may not be less than the fair market value of the shares on the date of grant. The term of each option generally may not be more than five years.

At September 30, 2006, the Company had 3,750,000 options available for future issuance under their equity compensation plans.

The effects of share-based compensation resulting from the application of SFAS No. 123-R to options granted outside of the Company's Stock Option Plan resulted in zero expense for the three and nine month periods ended September 30, 2006. Share-based compensation recognized as a result of the adoption of SFAS No. 123-R as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123-R use the Black Scholes option pricing model for estimating fair value of options granted.

In accordance with SFAS No. 123-R, the Company's policy is to adjust share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after December 31, 2006 is recognized in the period the forfeiture estimate is changed. Since the Company had no unvested options during the nine month period ended September 30, 2006, the effect of forfeiture adjustments in the three and nine month periods was not applicable.

Pro forma information required under SFAS No. 123 for periods prior to 2006 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under and outside of the Company's equity incentive plans was as follows:

                                                       Three             Nine
                                                   Months Ended     Months Ended
                                                   September 30,    September 30,
                                                        2006             2006
                                                   -------------    -------------
Net income (loss) available as reported                 (125,375)        (745,487)

Less: Total stock-based employee compensation
      expense determined under the Black Scholes
      option pricing model, net of tax                        --               --
                                                   -------------    -------------
Pro forma net loss                                 $    (125,375)   $    (745,487)
                                                   =============    =============
Basic net income (loss) per common share :
      As reported                                  $       (0.01)   $       (0.07)
                                                   =============    =============
      Pro forma                                    $       (0.01)   $       (0.07)
                                                   =============    =============
Diluted net income (loss) per common share
      As reported                                  $       (0.01)   $       (0.07)
                                                   =============    =============
      Pro forma                                    $       (0.01)   $       (0.07)
                                                   =============    =============

Pro forma compensation expense reported in the above table is generally based on the vesting provisions in the related stock option grants. Since all options granted prior to January 1, 2005 had been completely vested prior to such date, there is no pro forma compensation expense to disclose for the three and nine months ended September 30, 2005, as reflected in the above table, nor any weighted average assumptions to disclose.

The expected volatility is based on the historical volatility. The expected life of options granted is based on the "simplified method" described in the SEC's Staff Accounting Bulletin No. 107 due to changes in the vesting terms and contractual life of current option grants compared to the Company's historical grants.

Options outstanding that have vested and are expected to vest as of September 30, 2006 are as follows:

                                                                Weighted
                                               Weighted         Average
                                               Average          Remaining       Aggregate
                              Number of        Exercise        Contractual      Intrinsic
                                Shares           Price        Term in Years     Value (1)
                            -------------    -------------    -------------    -------------
Vested                          1,255,000    $        0.34             1.87    $     149,500
Expected to vest                       --               --               --    $          --
                            -------------    -------------    -------------    -------------
      Total                     1,255,000               --               --    $     149,500
                            =============    =============    =============    =============

(1) These amounts represent the difference between the exercise price and $0.38, the closing market price of the Company's common stock on September 30, 2006 as quoted on the Over-the-Counter Bulletin Board under the symbol "NCNC.OB" for all in-the-money options outstanding.

The Company's policy for options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized. Additional information with respect to stock option activity is as follows:

                                                               Outstanding Options
                                                --------------------------------------------------
                                  Shares                             Weighted         Aggregate
                                 Available         Number of          Average         Intrinsic
                                 for Grant          Shares        Exercise Price      Value (1)
                              --------------    --------------    --------------    --------------
December 31, 2005                  3,600,000         1,413,500    $         0.40    $      481,000
                                                                                    ==============
Grants                                    --                --                --
Exercises                                 --                --                --
Cancellations                        150,000           158,500    $         0.34
                              --------------    --------------    --------------
September 30, 2006                 3,750,000         1,255,000    $         0.34    $      149,500
                              ==============    ==============    ==============    ==============

Options exerciseable at:
December  31, 2005                                   1,413,500    $         0.40
September 30, 2006                                   1,255,000    $         0.34

(1) Represents the difference between the exercise price and the December 31, 2005 or September 30, 2006 market price of the Company's common stock, which was $0.62 and $0.38 respectively.

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

DEFERRED FINANCING COSTS

Direct costs of securing debt financing are capitalized and amortized over the term of the related debt using the straight-line method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. During the three months ended September 30, 2006, the Company amortized approximately $84,000.

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

CLASSIFICATION OF WARRANT OBLIGATION

In connection with the issuance of the 12% Senior Secured Convertible Notes (See
Note 3), the Company has an obligation to file a registration statement covering the resale of 125% of the Registrable Securities, as defined in the Registration Rights Agreement. The obligation to file the registration statement meets the criteria of an embedded derivative to be bifurcated pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Under this transaction, the Company is obligated to register for resale the common shares underlying the warrants, and as a result, the embedded derivative associated with this warrant obligation does not meet the scope exception of paragraph 11(a) of SFAS No. 133. Specifically, at the commitment date, the Company did not have any uncommitted registered shares to settle the warrant obligation and accordingly, such obligation has been classified as a liability (outside of stockholders' equity) in accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The classification of the warrant obligation will be evaluated at each reporting date and as such, it will continue to be reported as a liability until such time all of the criteria necessary for equity classification have been met.

NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements discussed in the notes to the December 31, 2005 financial statements filed previously with the Securities and Exchange Commission in Form 10-KSB that are required to be adopted during the year ending December 31, 2006 did not or will not have a significant impact on the Company's financial statements.

2. CONTRACTS IN PROGRESS

Contracts in progress as of September 30, 2006 which include completed contracts not completely billed, approximate:

Cumulative costs to date                                          $   5,081,000
Cumulative gross profit to date                                       4,700,000
                                                                  -------------
Cumulative revenue earned                                             9,781,000

Less progress billings to date                                       (9,496,000)
                                                                  -------------
      Net under billings                                          $     285,000
                                                                  =============

The following is included in the accompanying condensed consolidated balance sheet under these captions as of September 30, 2006:

Costs and estimated earnings in excess of billings
on uncompleted contracts                                          $     532,000

Billings in excess of costs and estimated earnings
  on uncompleted contracts                                             (247,000)
                                                                  -------------
      Net under billings                                          $     285,000
                                                                  =============

3. DEBT TRANSACTIONS

During the three months ended September 30, 2006, the Company amortized approximately $313,000 of debt discounts, including beneficial conversion features, to interest expense.

During the three months ended September 30, 2006, the Company made cash payments of $36,000 to reduce the principal balance on one of its outstanding secured notes payable. As of September 2006, the balance of the note is $84,000.

During the quarter ended September 30, 2006, the Company settled two notes payable with a note holder with principal balances totaling approximately $80,000 and recognized $40,000 in forgiveness of debt.

During the three months ended September 30, 2006, the Company made cash payments of $116,667 to reduce the principal balance on one of its outstanding secured convertible notes payable. As of September 2006, the principal balance is approximately $3,383,000 which is presented net of debt discounts totaling approximately $564,000.

Also, during the three months ended September 30, 2006, the Company made cash payments of $150,000 to reduce the principal balance on one of its outstanding convertible notes payable. As of September 2006, the balance on such note is $150,000. The balance is due on October 16, 2006, and is currently in default.

4. EQUITY TRANSACTIONS

On July 25, 2006, in connection with the Motivated Minds convertible note dated February 15, 2006, the Company issued 45,000 restricted shares of common stock to Motivated Minds for extension of the maturity date of $150,000 of principal balance of the note until August 16, 2006, and the remaining principal balance of $150,000 of the note until October 16, 2006. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction totaling approximately $23,000, which was recorded as interest expense for the quarter ended September 30, 2006.

In July 2006, the Company issued 100,000 shares of common stock valued at $41,000 (based on the market price of the shares) to a third party for consulting services under one month contract.

5. CONTINGENCIES

On February 28, 2006, the Company entered into a Securities Purchase Agreement ( "the Note") with CAMOFI whereby CAMOFI agreed to purchase, up to $5,000,000 aggregate principal amount of 12% Senior Secured Convertible Notes, due February 28, 2009 (up to $3,500,000 to be purchased at the closing and up to an additional $1,500,000 to be purchased pursuant to an Additional Investment Right), secured by a first priority lien on all assets of the Company and its current and future subsidiaries (including a pledge of the shares of the Company's current and future Subsidiaries). The Note is convertible into shares of the Company's common stock at a fixed price of $0.63 at any time at CAMOFI's option. Additionally, $1,500,000 of the $3,500,000 proceeds from the closing were placed into an escrow account, which was originally intended to be used for a potential private company business acquisition. Accordingly, such amount has been recorded as restricted cash in the accompanying condensed consolidated balance sheet at September 30, 2006. In connection with the Note, the Company issued 3,476,190 warrants at an exercise price of $0.63 to CAMOFI. The warrants vested and became fully exercisable on their issuance date. Based upon changed circumstances and the immediate need of the Company for the funds for general working capital purposes, the parties decided to release the funds held in escrow to the Company as follows: (a) $750,000 on July 10, 2006 and (b) $750,000 on August 4, 2006. The Company utilized the first $750,000 funds for general working capital purposes. The balance of $750,000 is restricted solely for payment of the principal balance of the Note.

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

As of September 30, 2006, the Company has accrued $582,500 for such estimated liquidated damages, which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. Of such amount, $43,500 was accrued during the three months ended March 31, 2006, $119,000 was accrued during the three months ended June 30, 2006, and $420,000 was accrued during the three month ended September 30, 2006, based on the estimate that the registration statement will become effective at the current year end. As a result of not meeting these deadlines, this condition may be deemed an "Event of Default" if not cured to the satisfaction of CAMOFI prior to the expiration of thirty days from the Event Date, as defined in the registration rights agreement, and could possibly allow CAMOFI to call the debt or seek other remedy at such time.

6. SUBSEQUENT EVENTS

On October 23, 2006, the Company announced that its proposed acquisition of Quilite International will be delayed for an indefinite period of time. The Company stated that negotiations for the acquisition have not moved forward as a result of the illness of Quilite's CEO. Assembly of Quilite products has also been suspended due to the illness.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2006                 NEW CENTURY COMPANIES, INC.


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


Date: November 14, 2006                 /s/ DAVID DUQUETTE
                                        ----------------------------------------
                                        Name:  David Duquette
                                        Title: Chairman, President and Director


Date: November 14, 2006                 /s/ JOSEF CZIKMANTORI
                                        ----------------------------------------
                                        Name:  Josef Czikmantori
                                        Title: Secretary and Director