Form 10KSB
period 2006-12-31
NEW CENTURY COMPANIES INC
filed 2007-03-30
CIK 318716

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

FORM 10-KSB

(MARK ONE)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

COMMON STOCK, PAR VALUE $0.10
(TITLE OF CLASS)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

The issuer's revenues for its most recent fiscal year was $8,318,957.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, on the average bid and ask price of such common equity on March 29, 2007 was $3,054,397.

As of March 29, 2007, there were 12,264,656 shares of common stock issued and outstanding.

NEW CENTURY COMPANIES, INC.
FORM 10-KSB

PART I

Forward Looking Statements

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

ITEM 1. DESCRIPTION OF BUSINESS.

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

On May 25, 2001, the Company entered into a plan of Reorganization and Merger with New Century Remanufacturing, Inc., (“NCR”). Pursuant to the merger, all of the outstanding shares of NCR were exchanged for shares of the Company on a 1 to 833.33 basis. The Company issued a total of 4,195,942 shares of common stock. Immediately after the merger, all then existing officers and directors of the Company resigned and the management of NCR was elected and appointed to such positions; thereby effecting a change of control. Although NCR became a wholly-owned subsidiary of the Company following the transaction, because the transaction resulted in a change of control, the transaction was recorded as a "reverse merger" whereby NCR was considered to be the accounting acquirer of the Company. After the reverse merger the Company changed its name to New Century Companies, Inc. The results of operations and the related financial statements are the results of operations for NCR.

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

BUSINESS STRATEGY AND MARKET DEVELOPMENT

Our business strategy is to capitalize on the opportunities for growth in our core businesses by increasing our penetration of existing markets and expanding into new markets by introducing new products and services.

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

PATENTS AND TRADEMARKS

The Company has applied for patents and trademarks relating to its manufactured products. However, the Company's business generally is not dependent upon the protection of any patent, patent application or patent license agreement, or group thereof, and would not be materially affected by the expiration thereof.

EMPLOYEES

At December 31, 2006, we had 42 full-time employees. The Company believes its relationships with its employees are good. The Company's employees are not represented by a collective bargaining organization and the Company has not experienced a work stoppage.

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

RISK FACTORS

Operating Results Fluctuate

The Company’s results of operations for any quarter or year are not necessarily indicative of results to be expected in future periods. New Century’s future operating results may be affected by various trends and factors that must be managed in order to achieve favorable operating results. The inability to forecast these trends and factors could have a material adverse effect on its business, results of operations, and financial condition. The Company’s operating results have historically been and are expected to continue to be subject to quarterly and yearly fluctuations as a result of a number of factors. These factors include:

■	adverse changes in the conditions in the specific markets for its products;

■	visibility to, and the actual size and timing of, capital expenditures by its customers;

■	inventory practices, including the timing of deployment, of its customers;

■	adverse changes in the public and private equity and debt markets and the ability of its customers and suppliers to obtain financing or to fund capital expenditures;

■	adverse changes in the credit ratings of its customers and suppliers;

■	a general downturn in the overall economy;

■	a decline in government defense funding that lowers the demand for defense equipment and retrofitting;

■	competitive pricing and availability of competitive products; and

■	adverse changes in the ability of the company to obtain financing or to fund capital expenditures, mergers and acquisitions or growth.

As a consequence, operating results for a particular period are difficult to predict. Any of the above factors could have a material adverse effect on New Century’s business, results of operations, and financial condition.

Reliance on External Financing to Meet Cash Requirements

The Company will continue to rely upon external financing sources to meet the cash requirement of its ongoing operations. New Century is currently seeking additional capital in the form of equity or debt, or a combination thereof. However, there is no guarantee that it will raise sufficient capital to execute its business plan. To the extent that the Company is unable to raise sufficient capital, its business plan will require substantial modification and its operations curtailed. These conditions raise substantial doubt about New Century’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.

Volatile Share Price

The Company’s Common Stock has experienced, and may continue to experience, substantial price volatility, particularly as a result of variations between its actual or anticipated financial results and the published expectations of analysts and as a result of announcements by its competitors and itself. In addition, the stock market has experienced extreme price fluctuations that have affected the market price of many companies and that have often been unrelated to the operating performance of these companies. A major decline in the capital markets generally, or in the market price of New Century’s securities may negatively impact its ability to make future strategic acquisitions, raise capital, issue debt, or retain employees. These factors, as well as general economic and political conditions, may in turn have a material adverse effect the market price of the Company’s Common Stock.

Seasonality

The Company’s business is subject to certain seasonal fluctuations in sales, with a pattern of net sales being lower in the second fiscal quarter, due to plant closings in the summer months and vacations. The market for machine tools is also sensitive to economic conditions, production capacity utilization and the general level of business confidence.

Competition

The market for remanufacturing services for the machine tools is competitive with competition from numerous independent rebuild suppliers with various sales and resource levels. The Company’s believes it possesses a competitive advantage in that it employs skilled personnel who have been trained for and have experience with these products. Principal competitive factors for the Company’s products and services are proprietary technology, customer service, technical support, delivery, and price.

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

PENNY STOCK

See Part II, Item 5.

Key Personnel

Our ability to operate our businesses and implement our strategies depends, in part, on the efforts of our executive officers and other key employees, particularly Messrs. Duquette and Czikmantory. In addition, our future success will depend on, among other factors, our ability to attract and retain qualified personnel, particularly research professionals, technical sales professionals and engineers. The loss of the services of any key employee or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects.

ITEM 2. DESCRIPTION OF PROPERTY.

We lease our headquarters in Santa Fe Springs, California, which expires on 12/31/07, and conduct our operations at such facilities. We believe that our facilities are in good condition and provide adequate capacity to meet our needs for the foreseeable future.

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

There were no matters submitted to security holder for the quarter ended December 31, 2006.

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

For Year Ended 2005

	HIGH	LOW
March 31	$0.51	$0.15
June 30	0.33	0.13
September 30	0.73	0.21
December 31	0.77	0.38

For Year Ended 2006

	HIGH	LOW
March 31	$0.87	$0.53
June 30	1.21	0.45
September 30	0.66	0.38
December 31	0.40	0.16

DIVIDEND POLICY

We have not declared any cash dividends on our common stock since inception. Declaration of dividends with respect to the common stock is at the discretion of the Board of Directors. Any determination to pay dividends will depend upon the financial condition, capital requirements, results of operations and other factors deemed relevant by the Board of Directors.

At December 31, 2006 we had approximately 1,500 shareholders of record of our common stock. This figure does not include beneficial holders or common stockholder's nominee co-trust name, as we cannot accurately estimate the number of these beneficial holders.

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

RECENT SALES OF UNREGISTERED SECURITIES

PREFERRED STOCK

In June 2006, holders of the Company's Preferred C converted 1,200 shares into 20,000 shares of common stock. There were no other transactions related to preferred stock .

COMMON STOCK

Related to Motivated Minds Convertible Note

In connection with the initial issuance of the Motivated Minds convertible note on February 15, 2006, the Company issued 30,000 shares of common stock to the note holder. The proceeds of the note were allocated to the common shares using Relative Fair Value allocation method in accordance with APB No.14, resulting in debt discount of approximately $9,600, which was amortized over the life of the Note.

On March 7, 2006, in connection with the Motivated Minds convertible note dated February 15, 2006, the Company issued 30,000 restricted shares of common stock to Motivated Minds for extension of the maturity date of $300,000 of principal balance of the note until May 15, 2006. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction totaling approximately $18,900, which was amortized as interest expense over three months.

On April 25, 2006, the Company issued 9,091 shares of common stock for conversion of $6,000 of interest due on Motivated Minds Note. The common stock conversion price was recorded at $0.66 in accordance with the terms of the convertible note agreement.

On May 15, 2006, the Company issued 10,227 shares of common stock for conversion of $6,750 of interest due on Motivated Minds Note. The common stock conversion price was recorded at $0.66 in accordance with the terms of the convertible note agreement.

On July 25, 2006, in connection with the Motivated Minds convertible note dated February 15, 2006, the Company issued 45,000 restricted shares of common stock to Motivated Minds for extension of the maturity date of $150,000 of principal balance of the note until August 16, 2006, and the remaining principal balance of $150,000 of the note until October 16, 2006. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction totaling approximately $23,400, which was amortized as interest expense over three months.

On November 14, 2006, in connection with the Motivated Minds convertible note dated February 15, 2006, the Company issued 30,000 restricted shares of common stock to Motivated Minds for extension of the maturity date of $150,000 of principal balance of the note until December 16, 2006. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction totaling approximately $6,000, which was expensed immediately as interest expense.

Related to CAMOFI Secured Convertible Note

In connection with the initial issuance of the CAMOFI secured convertible note on February 28, 2006, the Company issued 250,000 shares of common stock to the placement agent. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction totaling approximately $157,500, which was recorded as deferred financing cost and is amortized over 3 years, the life of the note. As of December 31, 2006, a total of $43,750 was amortized to interest expense.

Other

During March 2006, the Company paid $900,000 in cash and issued 250,000 shares of restricted common stock to one of its creditors to settle $750,000 outstanding principal balance and $291,050 accrued interest on two defaulted notes payable. The Company recorded the stock at fair value (estimated based on the trading price of the Company's stock on the date of grant) totaling $157,500. The value of the stock issued and the cash paid exceeded the value of the amount of the outstanding debt and accrued interest by approximately $17,000. Such amount which was recorded as a loss on debt extinguishment.

In July 2006, the Company issued 100,000 shares of common stock valued at $41,000 (based on the market price of the shares) to a third party for corporate finance and investor relations services under a one month contract. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction and expensed immediately.

In December 2006, the Company issued 150,000 shares of common stock valued at $28,500 (based on the market price of the shares) to a third party for public relations consulting services under a 14 day contract. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction and approximately $28,500. At December 31, 2006, In accordance with the EITF 96-18, the Company performed a recalculation of the deferred consulting fees based on the fair value stock price at the ending of reporting period, and adjusted the fees to $31,500. The additional $3,000 difference was recorded as deferred consulting fees and is being amortized over the remaining term of the contract. At December 31, 2006, the remaining deferred consulting fees under this contract totaled $9,000.

On October 11, 2005, the Company issued 100,000 shares of restricted common stock to a consultant for corporate finance and investor relations services under a one year consulting agreement. The Company recorded the fair value of the common stock (based on the trading price of the Company's stock on the date of issuance) totaling $41,000 as deferred consulting fees and is amortizing such amount over the twelve month term of the agreement. Due to a significant increase of the Company’s stock price from issuance to the date when the services were deemed completed, at December 31, 2005, in accordance with the EITF 96-18, the Company performed a recalculation of the deferred consulting fees based on the December 31, 2005 fair value stock price, and adjusted the fees to $62,000. The additional $21,000 difference was recorded as deferred consulting fees and was amortized over the remaining term of the contract. At December 31, 2005, the remaining deferred consulting fees under this contract totaled $49,083. At December 31, 2006, the remaining deferred consulting fees under this contract were amortized entirely during the year.

On October 26, 2005, the Company issued 100,000 shares of restricted common stock to a consultant for corporate finance and investor relations services under a one year consulting agreement. The Company recorded the fair value of the transaction (based on the trading price of the Company's stock on the date of issuance $42,000 as deferred consulting fees and was amortizing such amount over the twelve month term of the agreement. Due to a significant increase of the Company’s stock price from issuance to the date when the services were deemed completed, at December 31, 2005, in accordance with the EITF 96-18, the Company performed a recalculation of the deferred consulting fees based on the December 31, 2005 fair value stock price, and adjusted the fees to $62,000. The additional $20,000 difference was recorded as deferred consulting fees and was amortized over the remaining term of the contract. At December 31, 2005, the remaining deferred consulting fees under this contract totaled $50,633. At December 31, 2006, the remaining deferred consulting fees under this contract were amortized entirely during the year.

On October 27, 2005, the Company issued 300,000 shares of restricted common stock to a consultant for corporate finance and investor relations services under a one year consulting agreement. The Company recorded the fair value of the common stock (based on the trading price of the Company's stock on the date of issuance) totaling $132,000 as deferred consulting fees and is amortizing such amount over the twelve month term of the agreement. Due to a significant increase of the Company’s stock price from issuance to the end of the reporting period, in accordance with the EITF 96-18, the Company performed a recalculation of the deferred consulting fees based on the December 31, 2005 fair value stock price, and adjusted the fees to $186,000. The additional $54,000 difference was recorded as deferred consulting fees and was amortized over the remaining term of the contract. At December 31, 2005, the remaining deferred consulting fees under this contract totaled $155,000. On November 1, 2006, the date the services were completed, in accordance with the EITF 96-18, the Company performed a recalculation of the deferred consulting fees based on the fair value stock price at the completion of contract, and adjusted the deferred consulting fees to $60,000. The remaining deffered consulting fees were fully amortized in 2006.

In December 2005, the Company issued 75,000 shares of common stock to a consultant for consulting services. However, the management inadvertently did not record the transaction. In December 2006, the Company recorded issuance of the 75,000 shares of common stock. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction and approximately $14,250 was expensed immediately.

WARRANTS

In February 2006, the Company issued 454,545 warrants shares of common stock to the holder of the note in connection with the issuance of the Motivated Minds convertible note dated February 15, 2006. The Warrants are exercisable at a price of $0.66 per share and expire on February 14, 2011. Also, the Company issued an aggregate of 45,454 warrants shares of common stock to the Placement Agents and their assignees. The warrants are exercisable at a price of $.66 per share and expire on February 14, 2011. (See Note 6).

In February 2006, the Company issued 3,476,190 warrants shares of common stock to the holder of the note in connection with the issuance of the CAMOFI convertible note dated February 28, 2006. The Warrants are exercisable at a price of $0.63 per share and will expire on February 28, 2011. Also, the Company issued an aggregate of 722,539 warrants to the Placement Agent and its assignee. The warrants are exercisable at a price of $.63 per share and expire on February 28, 2011. (See Note 6).

In March 2006, the Company issued 150,000 warrants valued at $127,500 (estimated using a Black-Scholes option pricing model on the dates of grant) to a third party for consulting services under an agreement to write an Executive Informational Overview and 4 quaterly updates. The Company recorded the fair value of the common stock totaling $127,500 as deferred consulting fees and amortized such amount over the twelve month term of the agreement. In accordance with the EITF 96-18, the Company performed a recalculation of the deferred consulting fees based on the December 31, 2006 fair value stock price, and adjusted the fees to $31,500. The $96,000 difference was recorded as a decrease in deferred consulting fees.

On December 19, 2006, the Company entered into an Amended and Restated Registration Rights Agreement (the “Amendment”) with CAMOFI. Pursuant to the Amendment, CAMOFI agreed to waive any liquidated damages accrued prior to the date of the Amendment. An aggregate of 1,500,000 warrants valued at $300,000 (based on the stock trading price on the date of grant in accordance with EITF 96-18) were issued to the Noteholder as a consideration of the Amendment. The warrants are exercisable at a price of $.35 per share and expire on December 19, 2013. (See Note 6).

STOCK OPTIONS

Under the terms of the Company's Incentive Stock Option Plan ("ISOP"), options to purchase an aggregate of 5,000,000 shares of common stock may be issued to key employees, as defined. The exercise price of any option may not be less than the fair market value of the shares on the date of grant. No options granted may be exercisable more than 10 years after the date of grant. The options granted generally vest evenly over a one-year period, beginning from the date of grant.

Under the terms of the Company's non-statutory stock option plan ("NSSO"), options to purchase an aggregate of 1,350,000 shares of common stock may be issued to non-employees for services rendered. These options are non-assignable and non-transferable, are exercisable over a five-year period from the date of grant, and vest on the date of grant.

During the year ended December 31, 2006, the Company granted 2,000,000 stock options under the terms of the Company's Incentive Stock Option Plan ("ISOP"). Also, the Company granted 6,371,455 warrants, related to financing activities or consulting services.

The following is a status of the stock options and warrants outstanding at December 31, 2006 and the changes during the two years then ended:

	Year Ended		Year Ended
	December 31,		December 31,
	2006		2005
				Weighted
	Options and	Weighted	Options and	Average
	Warrants	Average Price	Warrants	Price

Outstanding, beginning of year	1,468,500	$0.40	1,711,583	$1.75

Granted	8,371,455	$0.48	-	-

Exercised	-	-	-	-

Cancelled/Terminated	(186,227)	(0.87)	(243,083)	(9.88)

Total Outstanding, end of year	9,653,728	$0.46	1,468,500	$0.40

Exercisable	7,653,728	0.53	1,468,500	0.40

The following table summarizes information related to stock options outstanding at December 31, 2006:

	EQUITY COMPENSATION PLAN INFORMATION

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN(A))
	(A)	(B)	(C)

Equity compensation plans approved by
security holders	3,250,000	0.25	1,750,000

Equity compensation plans not approved
by security holders	6,403,728	0.57	--

Total	9,653,728	0.46	1,750,000

From time to time, the Company issues warrants to employees and to third parties pursuant to various agreements, which are not approved by the shareholders.

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

OVERVIEW

The earnings of New Century Companies for the year ended 2006 were negative as a result of high interest expenses resulting from debt discount amortization related to two convertible notes, debt expenses, and penalties associated with late payments on accounts payable. The Company's current strategy is to expand its customer sales base with its present line of machine products. Plans for expansion are expected to be funded through current working capital from ongoing sales. However, significant growth will require additional funds in the form of debt or equity, or a combination thereof. The Company's growth strategy also includes strategic acquisitions in addition to growing the current business. A significant acquisition will require additional financing.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 2006 COMPARED TO DECEMBER 31, 2005.

Revenues. New Century generated revenues of $8,318,957 for the fiscal year ended December 31, 2006, which was a 38% increase from $6,038,459 for the fiscal year ended December 31, 2005. The increase is the result of an increase in sales based on higher selling prices of New Century machines and less availability for competitive machines.

Gross Profit. There was a 10% increase in gross profit for the fiscal year ended December 31, 2006, of $166,228, due to the increased volume of sales and higher selling prices.

Net Loss. Net income decreased to a loss of ($1,051,744) for the fiscal year ended December 31, 2006 compared to net income of $668,359 for the fiscal year ended December 31, 2005. The decrease in net income is primarily attributed to approximately $2,150,000 increase in interest including debt discount amortization and a $910,074 increase in general and administrative expenses, due to bad debt expenses, legal expenses associated with SB2 filings, investor relations cost, and penalties on late payments on accounts payable.

Interest Expense. Interest expense for the fiscal year ending December 31, 2006 increased to $2,363,187, compared to $215,827 for the period ended December 31, 2005. The increase of approximately $2.1 million is primarily the result of $1,320,522 debt discount amortization, $347,980 deferred financing cost, and $300,000 fair value of 1.5 million warrants granted as a consideration for waiver of accrued the liquidated damages, all related to $3.8 million convertible notes issued in the first quarter of 2006.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004.

Revenues. New Century generated revenues of $6,038,459 for the fiscal year ended December 31, 2005, which was a 31% increase from $4,605,813 for the fiscal year ended December 31, 2004. The increase is the result of an increase in sales based on less availability for competitive machines.

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

Interest Expense. Interest expense for the fiscal year ending December 31, 2005 increased to $215,827, compared to $181,468 for the period ended December 31, 2004. The increase of 30% is primarily the result of $47,500 amortization of shares of common stock issued to a Note Payable holder as a consideration for agreement to extend the repayment of the note.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

Net cash increase during the fiscal year ended 2006 was $53,318. For the year ended December 31, 2006, the cash provided from financing activities was $1,696,058, compared with $44,730 used cash in financing activities in the prior year. The increase of cash provided by financing activities is primarily due to $3,800,000 proceeds from the issuance of two convertible notes in 2005, compared to no cash proceeds from debt or equity in 2005. No cash was used in or provided by investing activities in 2005 or 2006.

Net cash used in operating activities increase from approximately $84,000 in 2005 to approximately $1,643,000 in 2006. The increase is primarily due to principal and interest repayments on convertible debt. The Company’s management believes that the cash flow from operations will be sufficient to meet the Company’s capital needs over the near term.

INFLATION AND CHANGING PRICES

The Company does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, as defined in Regulation S-B Section 303.

GOING CONCERN

The Company's independent registered certified public accounting firm has stated in its report included in this Form 10-KSB, that the Company has incurred operating losses and has a significant stockholders' deficit. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," as amended by SAB No. 104 which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company's revenue recognition policy for services and product sales conforms to SAB 101 amended by SAB 104. The Company recognizes revenue of long-term contracts pursuant to SOP 81-1.

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

Estimates

Critical estimates made by management are, among others, deferred tax asset valuation allowances, realization of inventories, collectibility of contracts receivable and the estimating of costs for long-term construction contracts. Actual results could differ from those estimates.

Classification Of Warrant Obligation

In connection with the issuance of the 12% Senior Secured Convertible Notes (See Note 6), the Company has an obligation to file registration statements covering the Registrable Securities, as defined in the Amended Registration Rights Agreement. The obligation to file the registration statement meets the criteria of an embedded derivative to be bifurcated pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Under this transaction, the Company is obligated to register for resale the common shares underlying the warrants, and as a result, the embedded derivative associated with this warrant obligation does not meet the scope exception of paragraph 11(a) of SFAS No. 133. We evaluated the warrant classification in accordance with EITF 00-19 and concluded that the warrants meet all the criteria required to be classified as equity.

Waiver Of Preferred Dividend

As of December 31, 2005, the Company accumulated dividends payable totaling $565,875. In March 2006, ten of the Company’s preferred shareholders elected to waive their rights to receive dividends. Therefore, the Company recorded a decrease in dividends payable of $287,875. At December 31, 2006, the Company had a total of 27,780 preferred shares Series C and 11,640 preferred shares Series D issued and outstanding. As of December 31, 2006, the Company accumulated dividends totaling $362,800.

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

PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's December 31, 2006 Form 10-KSB. Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective (see Exhibit 31.1) in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes made in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect these controls.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT.

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

DAVID DUQUETTE. Mr. Duquette has served as the Chairman of the Board, President, Chief Financial Officer and Director of the Company since May 25, 2001. Mr. Duquette has been in the CNC machine tool manufacturing and remanufacturing business since 1967. From 1962 to 1965, he studied Electrical Engineering at the University of Wisconsin. Mr. Duquette founded New Century Remanufacturing in 1996. Prior to that year, he managed Orange Coast Rebuilding for approximately 8 years. Mr. Duquette was President of U.S. Machine Tools from 1969 to 1985.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities of the Company, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the best of the Company's knowledge (based solely upon a review of the Forms 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis for the fiscal year ended December 31, 2006 any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

CODE OF ETHICS
The Company management communicates values and ethical standards during company wide meetings. Such standards are outlined in the human resource manual of the company, “Code of Business Practices and Ethics” section.

AUDIT COMMITTEE FINANCIAL EXPERT
The Company does not have an audit committee. Since our securities are not currently listed on or with a national securities exchange or national securities association, we are not required to have an independent audit committee. Therefore, the Company has not designated an audit committee financial expert. The Company currently is in the process of identifying independent audit committee members, including a financial expert to serve on our audit committee and we expect to continue this process in 2007. Because of our size, we do not have an audit committee, compensation committee or nominating committee.

STOCKHOLDER COMMUNICATIONS
Stockholders interested in communicating directly with the Board of Directors, or specified individual directors, my write to us at 9835 Santa Fe Springs Rd., Santa Fe Springs, CA 90670. Mr. David Duquette will review all such correspondence and will regularly forward to the Board copies of all such correspondence that deals with the functions of the Board.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer and the other executive officer who were serving as such as of December 31, 2006, for services rendered in all capacity for that fiscal year. There are not any other employees having responsibility for significant policy decision within the company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
David Duquette,
Chief Executive Officer,	2006	155,000	0	21,600(2)	0	176,600
Chief Financial Officer	2005	101,273	0	0	0	101,273
and President	2004	180,000	0	0	0	180,000

Josef Czikmantory
Vice President,	2006	88,350	0	10,800(3)	0	99,150
Secretary Officer	2005	25,650	0	0	0	25,650
	2004	76,950	0	0	0	76,950

(1) Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2006.

(2) Mr. David Duquette received a stock option grant of 1,000,000 shares on November 13, 2006 at an exercise price of $0.20 per share, none of which were vested and exercisable as of December 31, 2006.

(3) Mr. Josef Czikmantory received a stock option grant of 500,000 shares on November 13, 2006 at an exercise price of $0.20 per share, none of which were vested and exercisable as of December 31, 2006.

2006 GRANTS OF PLAN-BASED AWARDS TABLE
		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Exercise or Base Price of Option Awards ($ / Sh)	Closing Price on Grant Date ($ / Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		(1)	(2)	(3)

David Duquette	09/12/03	72,000	-	100,000	0.25	-	0.18

	11/13/06	158,400	158,400	178,400	0.20	0.18	0.18

Josef Czikmantory	09/12/03	27,000	-	37,500	0.25	-	0.18

	11/13/06	79,200	169,200	189,200	0.20	0.18	0.18

(1) December 31, 2006 remaining compensation expense of options evaluated using fair value at grant date.

(2) December 31, 2006 remaining compensation expense of options evaluated using closing price on grant date.

(3) December 31, 2006 unexercised options valuated at exercise price of options.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable

David Duquette
(1)	400,000	0	0	0.25	09/12/08

(2)	0	1,000,000	0	0.20	11/13/11

Josef Czikmantory
(1)	150,000	0	0	0.25	09/12/08

(2)	0	500,000	0	0.20	11/13/11

(1) These options were fully vested as of December 31, 2006.

(2) These options will vest in one installment on December 1, 2007.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

LONG-TERM INCENTIVE PLANS

As of December 31, 2006 there is no long-term incentive plan.
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

		PERCENTAGE OF
NAME OF BENEFICIAL OWNER	NO. OF SHARES	OWNERSHIP

David Duquette	1,433,334 (1)	12%
Josef Czikmantori	650,000	5%

Officers and Directors as a Group (2 persons)	2,083,334 (2)	17%

Based on 12,264,656 shares outstanding. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of December 31, 2006 are deemed to be outstanding and to be beneficially owned by the holder thereof for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(1) Includes options to purchase 400,000 shares (ISOP).

(2) Includes options to purchase 150,000 shares (ISOP).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NOTES RECEIVABLE FROM STOCKHOLDERS

As of December 31, 2006, the Company had loans to our officers for $525,402, including accrued interest. The loans accrue interest at 6% and are due on demand. The Company has reclassified the notes receivable from stockholders to stockholders' equity as such amounts have not been repaid during the current year. The stockholders have shown the ability to repay the loans and intend on repaying such amounts in the future. For each of the years ended December 31, 2006 and 2005, total interest income from notes receivable from stockholders approximated $20,000.

ITEM 13. EXHIBITS.

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

10.2	Series A Convertible Note issued to Motivated Minds, LLC dated February 28, 2006; Incorporated by reference to the Company’s Form SB-2 Registration Statement filed on June 8, 2006.

10.3	Common Stock Purchase Warrants issued to Motivated Minds, LLC dated February 28, 2006; Incorporated by reference to the Company’s Form SB-2 Registration Statement filed on June 8, 2006.

10.4	Registration Rights Agreement dated February 15, 2006; Incorporated by reference to the Company’s Form SB-2 Registration Statement filed on June 8, 2006.

10.5	Securities Purchase Agreement between New Century Companies, Inc. and CAMOFI Master LDC; Incorporated by reference to the Company’s Form 8-K filed on March 13, 2006.

10.6	12% Senior Secured Convertible Note issued by New Century Companies, Inc. in favor of CAMOFI Master LDC; Incorporated by reference to the Company’s Form 8-K filed on March 13, 2006.

10.7	Common Stock Purchase Warrant issued to CAMOFI Master LDC; Incorporated by reference to the Company’s Form 8-K filed on March 13, 2006.

10.8	Registration Rights Agreement between New Century Companies, Inc. and CAMOFI Master LDC; Incorporated by reference to the Company’s Form 8-K filed on March 13, 2006.

10.9	Escrow Agreement between New Century Companies, Inc., CAMOFI Master LDC and Katten Muchin Rosenman LLP, as Escrow Agent; Incorporated by reference to the Company’s Form 8-K filed on March 13, 2006.

10.10
Security Agreement between New Century Companies, Inc. and its current and future subsidiaries on the one hand, and CAMOFI Master LDC on the other hand; Incorporated by reference to the Company’s Form 8-K filed on March 13, 2006.

10.11	Subsidiary Guarantee provided by all current and future subsidiaries of New Century Companies, Inc. to CAMOFI Master LDC; Incorporated by reference to the Company’s Form 8-K filed on March 13, 2006.

10.12	Lock-up Agreement with certain shareholders of New Century Companies, Inc.; Incorporated by reference to the Company’s Form 8-K filed on March 13, 2006.

10.13	Allonge to Series A Convertible Note dated August 8, 2006; Incorporated by reference to the Company’s Form SB-2 Registration Statement filed on January 23, 2007.

10.14	Amendment to Registration Rights Agreement dated August 8, 2006; Incorporated by reference to the Company’s Form SB-2 Registration Statement filed on January 23, 2007.

10.15	Amended and Restated Registration Rights Agreement dated December 19, 2006; Incorporated by reference to the Company’s Form 8-K filed on December 26, 2006.

10.16	Common Stock Purchase Warrants issued to Motivated Minds, LLC dated December 19, 2006; Incorporated by reference to the Company’s Form 8-K filed on December 26, 2006.

21.1	Subsidiaries of the Company.

31.1	Certification required by Rule 13a-14(a) or rule 15d-14(d) and under Section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification required by Rule 13a-14(a) or rule 15d-14(d) and under Section 906 of the Sarbanes-Oxley act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson LLP ("Squar Milner") for the annual audit of our consolidated financial statements as of and for the years ended December 31, 2006, and 2005 and fees billed for other services rendered by Squar Milner during such years:

For the Years Ended December 31,

	2006	2005

Audit Fees (1)	$107,000	$87,500
Audit Related Fees	-	-
Tax Fees	$8,400	$7,500
All Other Fees (2)	$20,100	$3,900
	$135,500	$98,900

(1) Such billings include the quarterly reviews.
(2) Such billings were in connection with review of 2006 SB-2 filings and SEC Comment letters.

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

Date: March 30, 2007	NEW CENTURY COMPANIES, INC.

	By:	/s/ DAVID DUQUETTE
Name: David Duquette Title: Chairman, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 30, 2007	By:	/s/ DAVID DUQUETTE
Name: David Duquette Title: Chairman, President and Director

Date: March 30, 2007	By:	/s/ JOSEF CZIKMANTORI
Name: Josef Czikmantori Title: Secretary and Director

NEW CENTURY COMPANIES, INC.
AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Century Companies, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of New Century Companies, Inc. and Subsidiary (the "Company") as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Companies, Inc. and Subsidiary as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit of approximately $7,808,000 and a history of losses from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

March 12, 2007
Newport Beach, California

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS

Current Assets
Cash	$53,318
Restricted cash	123,898
Contracts receivable	303,561
Inventories, net	1,120,182
Costs and estimated earnings in excess of billings on uncompleted contracts	1,160,668
Deferred financing costs, net	358,293
Prepaid expenses and other current assets	20,205

Total current assets	3,140,125

Property and Equipment, net	285,088
Deferred Financing Costs	418,009

Total assets	$3,843,222

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdraft	18,772
Accounts payable and accrued expenses	1,191,460
Dividends payable	362,800
Billings in excess of costs and estimated earnings on uncompleted contracts	452,911
Notes payable	48,000
Convertible notes payable, net of discounts	332,556

Total current liabilities	2,406,499

Convertible Notes Payable, net of discounts	273,000

Commitments and Contingencies

Stockholders' Equity
Cumulative, convertible, Series B preferred stock, $1 par value,
15,000,000 shares authorized, no shares issued and outstanding
(liquidation preference of $25 per share)	-
Cumulative, convertible, Series C preferred stock, $1 par value,
75,000 shares authorized, 27,780 shares issued and outstanding
(liquidation preference of $933,000)	27,780
Cumulative, convertible, Series D preferred stock, $25 par value,
75,000 shares authorized, 11,640 shares issued and outstanding
(liquidation preference of $416,000)	291,000
Common stock, $0.10 par value, 50,000,000 shares authorized;
11,714,654 shares issued and outstanding	1,171,466
Subscriptions receivable	(462,500)
Notes receivable from stockholders	(525,402)
Deferred consulting fees	(333,069)
Additional paid-in capital	8,802,564
Accumulated deficit	(7,808,116)

Total stockholders' equity	1,163,723

Total liabilities and equity	$3,843,222

See accompanying notes to the consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006 and 2005

	2006	2005

CONTRACT REVENUES	$8,318,957	$6,038,459

COST OF SALES	6,437,761	4,323,489

GROSS PROFIT	1,881,196	1,714,970

OPERATING EXPENSES
Consulting and other compensation	520,346	579,921
Salaries and related	351,410	218,249
Selling, general and administrative	1,260,861	350,787
TOTAL OPERATING EXPENSES	2,132,617	1,148,957

OPERATING INCOME (LOSS)	(251,421)	566,013

OTHER INCOME (EXPENSES)
Gain (loss) on forgiveness of debt	41,595	318,973
Change in fair value of derivative liability	1,494,761	-
Interest income	27,308
Interest, including debt discount amortization	(2,363,187)	(215,827)

TOTAL OTHER INCOME (EXPENSES)	(799,523)	103,146

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES	(1,050,944)	669,159

PROVISION FOR INCOME TAXES	800	800

NET INCOME (LOSS)	$(1,051,744)	$668,359

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(848,669)	$512,059

Basic net income (loss) applicable to common stockholders
per common share	$(0.07)	$0.06

Diluted net income (loss) applicable to common stockholders
per common share	$(0.07)	$0.05

Basic weighted average common shares outstanding	11,332,289	9,186,987

Diluted weighted average common shares outstanding	11,332,289	9,836,987

See accompanying notes to the consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2006 and 2005

	Conversion of Preferred		Preferred		Preferred					Notes				Total
	Stock, Series B		Stock, Series C		Stock, Series D		Common Stock		Additional	Receivable				Stockholders'
									Paid In	From	Deferred	Subscriptions	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	Receivable	Deficit)	(Deficit)

Balance,Janaury 1, 2005	-	$-	60,780	$60,780	23,640	$591,000	7,292,265	$729,227	$4,060,974	$(485,924)	$(8,333)	$(462,500)	$(7,471,506)	$(2,986,282)

Issuance of common stock in connection with debt extention	-	-	-	-	-	-	250,000	25,000	22,500	-	-	-	-	47,500
Isssuance of common stock for consulting services	-	-	-	-	-	-	1,050,000	105,000	414,000	-	(519,000)	-	-	-
Isssuance of common stock as a penalty for not registering preferred shares	-	-	-	-	-	-	300,000	30,000	60,000	-	-	-	-	90,000
Issuance of common stock in connection with legal settlment	-	-	-	-	-	-	100,000	10,000	10,000	-	-	-	-	20,000
Accrued dividends payable	-	-	-	-	-	-	-	-	-	-	-	-	(156,300)	(156,300)
Issuance of common stock in connection with the conversion of preferred stock	-	-	(31,800)	(31,800)	-	-	530,001	53,000	(21,200)	-	-	-	-	-
Issuance of common stock in connection with the conversion of preferred stock	-	-	-	-	(12,000)	(300,000)	600,000	60,000	240,000	-	-	-	-	-
Issuance of common stock in connection with settlement of debt	-	-	-	-	-	-	500,000	50,000	260,000	-	-	-	-	310,000
Issuance of common stock in connection with settlement of accounts payable	-	-	-	-	-	-	75,000	7,500	39,000	-	-	-	-	46,500
Amortization of deferred consulting fees	-	-	-	-	-	-	-	-	-	-	272,616	-	-	272,616
Interest on notes receivable from stockholders	-	-	-	-	-	-	-	-	-	(19,715)	-	-	-	(19,715)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	668,359	668,359

Balance, December 31, 2005	-	-	28,980	28,980	11,640	291,000	10,697,266	1,069,727	5,085,274	(505,639)	(254,717)	(462,500)	(6,959,447)	(1,707,322)

Isssuance of common stock for consulting services							325,000	32,500	(167,750)		146,936		-	11,686

Issuance of stock in connection with convertible debt							30,000	3,000	6,584					9,584

Beneficial Conversion Features and Other Debt Discounts									1,600,416					1,600,416

Issuance of warrants for financing costs									455,200					455,200

Issuance of stock for interest expense							269,318	26,932	143,318					170,250

Warrants issued for Consulting									127,500		(127,500)			-

Issuance of shares for extension of debt							105,000	10,500	37,800					48,300

Issuance of shares for financing costs							250,000	25,000	132,500					157,500

Conversion of Preferred Stock			(1,200)	$(1,200)			20,000	2,000	(800)					-

Amortization of deferred compensation											219,012			219,012

Issuance of warrants for waiver of liquidated damages									300,000					300,000

Stock Based Compensation									360,000		(316,800)			43,200

Cumulative Preferred Dividends													$203,075	203,075

Interest on Notes Receivable from stockholder										(19,763)				(19,763)

Issuance of warrants for financing									29,090					29,090

Misc. Adjustment							18,070	1,807	(1,807)					-

Reclassification of warrant liability									695,239					695,239

Net Income													(1,051,744)	(1,051,744)
Balance, December 31, 2006	-	$-	27,780	$27,780	11,640	$291,000	11,714,654	$1,171,466	$8,802,564	$(525,402)	$(333,069)	$(462,500)	$(7,808,116)	$1,163,723

See accompanying notes to the consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,051,744)	$668,359
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization of property and equipment	146,563	194,300
Gain on settlement of legal dispute	-	(275,000)
Gain on forgiveness of accounts payable	-	(102,597)
Gain on forgiveness of notes payable	-	(216,375)
Gain on forgiveness of debt from waiver of liquidated damages	259,185	-
Stock issued for interest expense	170,250	-
Stock options grants	43,200	-
Amortization of debt discount	1,320,522	47,500
Amortization of deferred consulting fees	236,435	272,616
Amortization of deferred financing cost	347,988	-
Bad debt expense (credit)	115,158	(5,334)
Derivative liability expense (income)	(1,494,761)	-
Estimated fair market value of common stock issued for
consulting services and related change in fair value	(19,987)	-
Estimated fair market value of common stock issued for
partial legal settlement	-	20,000
Interest income on notes receivable from stockholders	(19,763)	(19,715)
Estimated fair market value of common stock issued for
penalty on failure to register convertible preferred stock	-	90,000
Other	45,985	-
Changes in operating assets and liabilities:
Contracts receivable	(151,150)	(554,368)
Inventories	(191,235)	51,295
Costs and estimated earnings in excess of billings on uncompleted contracts	(742,913)	(165,923)
Prepaid expenses and other current assets	(50,380)	-
Accounts payable and accrued expenses	(557,620)	169,887
Billings in excess of costs and estimated earnings on uncompleted contracts	(48,473)	(259,002)

Net cash used in operating activities	(1,642,740)	(84,357)

Cash flows from financing activities:
Bank overdraft	(8,877)	27,649
Proceeds of issuance of notes payable	3,800,000	-
Restricted cash	(123,898)	-
Payment of financing costs	(422,500)	-
Principal payments on notes payable	(1,548,667)	-
Principal repayments on obligations under capital lease	-	(72,379)

Net cash (used in) provided by financing activities	1,696,058	(44,730)

Net increase (decrease) in cash	53,318	(129,087)

Cash at beginning of period	-	129,087

Cash at end of period	$53,318	$-

Supplemental disclosure of non-cash investing and financing activities:

Debt discount on note payable extension	$10,500	$47,500

BCF and Debt discount on convertible notes payable	$3,843,300	$-

Accrued cumulative dividends on preferred stock	$84,800	$156,300

Cumulative preferred dividends waived	$287,875	$-

Accrued deffered financing cost	$60,000	$-

Conversion of preferred stock to common stock	$2,000	$331,800

Common stock issued for settlement of notes payable	$-	$310,000

Common stock issued for settlement of accounts payable	$-	$46,500

Reclassification of warrant liability to equity	$695,239	$-

Common stock and warrants issued for deferred financing cost	$641,790	$-

Equipment acquired in legal settlement	$-	$275,000

See accompanying notes to the consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

New Century Companies, Inc. and Subsidiary (collectively, the "Company"), a California corporation, was incorporated March 1996 and is located in Southern California. The Company is engaged in acquiring, re-manufacturing and selling pre-owned Computer Numerically Controlled (CNC) machine tools to manufacturing customers. The Company provides rebuilt, retrofit and remanufacturing services for numerous brands of machine tools. It also manufactures original equipment CNC large turning lathes and attachments under the trade name Century Turn. CNC machines use commands from onboard computers to control the movements of cutting tools and rotation speeds of the parts being produced.

The Company currently sells its services by direct sales and through a network of machinery dealers across the United States. Its customers are generally medium to large sized manufacturing companies in various industries where metal cutting is an integral part of their businesses.
The Company trades on the Over-the-Counter Bulletin Board under the symbol “NCNC.OB.”

Principles of Consolidation

The consolidated financial statements include the accounts of New Century Companies, Inc. and its wholly owned subsidiary, New Century Remanufacturing (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $7,808,000 and a history of operating losses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales along with debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2007. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

The consolidated financial statements do not include any adjustments related to recoverability and

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)

classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

During 2006, the Company entered into an agreement with one of its creditors, whereby the creditor agreed to waive liquidated damages totaling $582,500 in exchange for 1.5 million warrants valued at $300,000 (using the Black Scholes option pricing model). In addition, during 2006 the Company settled with several vendors and was able to obtain reductions (generally 50%) in the amounts due to those specific vendors. This transaction resulted in a credit to earnings of approximately $42,000. As a result, the consolidated statement of operations includes a net gain on forgiveness of debt of approximately $42,000 and $319,000 for 2006 and 2005, respectively.

Concentrations of Credit Risks

Cash is maintained at various financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each financial institution for up to $100,000. At times, cash may be in excess of the FDIC insurance limit of $100,000. The Company had approximately $93,000 uninsured bank balances at December 31, 2006, and none at December 31, 2005.

The Company sells products to customers throughout the United States. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company. Although the Company does not obtain collateral with which to secure its contract receivable, management periodically reviews contracts receivable and assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure could, at times, be material to the financial statements.

During the year ended December 31, 2006, sales to four customers approximated 53% of net sales. No other single customer net sales were more than 10% for the year ended December 31, 2006. Management reviews the collectibility of contracts receivables periodically and believes that the allowance for doubtful accounts at December 31, 2006 of approximately $115,000 is adequate.

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
December 31, 2006

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

Cash and Cash Equivalents

The Company considers all highly liquid fixed income investments with maturities of three months or less at the time of acquisition, to be cash equivalents. The Company had no cash equivalents at December 31, 2006.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Inventories represent cost of work in process on units not yet under contract. Cost includes all direct material and labor, machinery, subcontractors and allocations of indirect overhead. Net realizable value is based on management's forecast for sales of the Company's products or services in the ensuing years. The industry in which the Company operates is characterized by technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown in the accompanying consolidated balance sheet. At December 31, 2006, the Company had inventory reserves approximating $286,000.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Equipment under capital lease obligations are depreciated over the shorter of the estimated useful life or the term of the lease. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations. For the years ended December 31, 2006 and 2005, the Company incurred depreciation expense of approximately $147,000 and $194,000, respectively.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets

The Company accounts for long-lived asset impairments under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires a three-step approach for recognizing and measuring the impairment of assets to be held and used. The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair value is estimated based on discounted future cash flows. Assets to be sold must be stated at the lower of the assets’ carrying amount or fair value and depreciation is no longer recognized. The Company believes that no impairment of property and equipment exists at December 31, 2006.

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

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company accounts for shipping and handling fees and costs in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." Shipping and handling fees and costs incurred by the Company are immaterial to the operations of the Company and are included in cost of sales.

In accordance with Statements of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of an estimate of markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience, current industry trends and estimated costs.

Warranty

The Company provides a warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At December 31, 2006 and 2005, the warranty obligation was immaterial to the accompanying consolidated balance sheets.

Advertising

The Company expenses the cost of advertising when incurred as selling expense in the accompanying consolidated statements of operations. Advertising expenses were approximately $38,000 and $0 for the years ended December 31, 2006 and 2005, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. A full valuation allowance for deferred tax assets has been provided at December 31, 2006. The valuation allowance approximate $4,527,000 at December 31, 2006 (See Note 7).

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Income (Loss) Per Common Share

Under SFAS 128, “Earnings Per Share,” basic earnings per common share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Under the treasury stock method, there were 2,455,224 and 650,000 additional potential common shares at December 31, 2006 and 2005, respectively. Under the if-converted method, there were 6,072,358 additional potential common shares at December 31, 2006 and none at December 31, 2005.

Basic net earning (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for each respective year. Common stock equivalents, representing convertible Preferred Stock, convertible debt, options and warrants totaling approximately 6,026,490 and 6,403,728 shares at December 31, 2006 are not included in the diluted loss per share as they would be anti-dilutive. Accordingly, diluted and basic loss per share are the same for 2006.

At December 31, 2005 common stock equivalents which are not included in the diluted loss per share, representing convertible Preferred Stock, convertible debt, options and warrants totaled 1,065,000 and 168,500.

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

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123-R, "Share-Based Payment," ("SFAS No. 123-R"). SFAS No. 123-R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. The Company previously accounted for awards granted under its equity incentive plan under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended. The exercise price of options is generally equal to the market price of the Company's common stock (defined as the closing price as quoted on the Over-the-Counter Bulletin Board administered by Nasdaq) on the date of grant. Accordingly, $43,200 share-based compensation was recognized in the financial statements for the year ended December 31, 2006.

Under the modified prospective method of adoption for SFAS No. 123-R, the compensation cost recognized by the Company beginning January 1, 2006 includes compensation cost for all equity incentive awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. The Company had no equity incentive awards granted prior to January 1, 2006 that were not yet vested.

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

On November 13, 2006, the Company granted 2,000,000 options to keys employees. At December 31, 2006, the Company had 1,750,000 options available for future issuance under their equity compensation plans.

The effects of share-based compensation resulting from the application of SFAS No. 123-R to options granted outside of the Company's Stock Option Plan resulted in approximately $43,000 expense for the year ended December 31, 2006. Share-based compensation recognized as a result of the adoption of SFAS No. 123-R as well as pro forma disclosures according to the original provisions of SFAS No.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation (continued)

123 for periods prior to the adoption of SFAS No. 123-R use the Black Scholes option pricing model for estimating fair value of options granted.

In accordance with SFAS No. 123-R, the Company’s policy is to adjust share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after December 31, 2006 is recognized in the period the forfeiture estimate is changed.

At December 31, 2006, the Company estimated (using the Black Scholes pricing model) the fair value of options granted and no variance has been found. Therefore, the effect of forfeiture adjustments at the period ended December 31, 2006 was not applicable.

Options outstanding that have vested and are expected to vest as of December 31, 2006 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (1)
Vested	1,250,000	$0.32	1.70	$137,500
Expected to vest	2,000,000	$0.20	4.87	$--
Total	3,250,000			$137,500

(1)
These amounts represent the difference between the exercise price and $0.21, the closing market price of the Company's common stock on December 31, 2006 as quoted on the Over-the-Counter Bulletin Board under the symbol "NCNC.OB" for all in-the-money options outstanding.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation(continued)

The Company’s policy for options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized. Additional information with respect to stock option activity is as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise	Intrinsic Value (1)
December 31, 2005	3,586,500	1,413,500	$0.40	$269,000
Grants	2,000,000	2,000,000	$0.20
Exercises	--	--	--
Cancellations	163,500	163,500	$0.90
December 31, 2006	1,750,000	3,250,000	$0.25	$--
Options exerciseable at:
December 31, 2005		1,413,500	$0.40
December 31, 2006		1,250,000	$0.32

(1) Represents the added value as difference between the exercise price and the closing market price of the Company's common stock on the end of the reporting period (as of December 31, 2005 and December 31, 2006 the market price of the Company's common stock was $0.62 and $0.21 respectively).

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
December 31, 2006

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

b) For transactions where the instruments are issued on a fully vested, non-forfeitable basis, the equity instruments are valued on or about the date of the contract.

c) For any transactions not meeting the criteria in (a) or (b) above, the Company re-measures the consideration at each reporting date based on its then current stock value.

Deferred Financing Costs

Direct costs of securing debt financing are capitalized and amortized over the term of the related debt using the straight-line method. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. During the period ended December 31, 2006, the Company amortized approximately $348,000 to interest expense.

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

Beneficial Conversion Feature Of Convertible Notes Payable

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

Classification Of Warrant Obligation

In connection with the issuance of the 12% Senior Secured Convertible Notes (See Note 3), the Company has an obligation to file registration statements covering the Registrable Securities, as defined in the Registration Rights Agreement Amended. The obligation to file the registration statement meets the criteria of an embedded derivative to be bifurcated pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Under this transaction, the Company is obligated to register for resale the common shares underlying the warrants, and as a result, the embedded derivative associated with this warrant obligation does not meet the scope exception of paragraph 11(a) of SFAS No. 133.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Classification Of Warrant Obligation(continued)

On December 19, 2006, the Company entered into an amended agreement with the warrant holder, CAMOFI Master LDC, where by the warrant holder agreed to waive all liquidated damages incurred as a result of the Company’s inability to file a registration statement to register the shares underlying the warrants. In addition, a limit was placed on the amount of liquidated damages to be incurred in the event the Company fails to have an effective registration statement within the time period required by the amended agreement. The liquidated damages would be limited to 10% of the outstanding balance of the note. As a result, the warrants meet all the criteria outlined in EITF 00-19 to be classified as equity. Accordingly, the warrants were reclassified to equity at December 19, 2006.

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

Significant Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109,”Accounting for Income Taxes.” FIN No. 48 prescribes a more-likely-than-not recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken (or expected to be taken) in an income tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirement to assess the need for a valuation allowance on net deferred tax assets is not affected by FIN No. 48. This pronouncement is effective for fiscal years beginning after December 31, 2006. Management is in the process of evaluating this guidance, and therefore has not yet determined the impact (if any) that FIN No.48 will have on the Company’s financial position or results of operation upon adoption.

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant Recent Accounting Pronouncements

within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company’s financial position or results of operation.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115 (“Accounting for Certain Investments in Debt and Equity Securities”) applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interest entities that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reporting date. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of SFAS No. 157 (“Fair Value Measurements”). The adoption of SFAS No. 159 is not expected to have a significant impact on future financial statements.

2. CONTRACTS IN PROGRESS

Contracts in progress at December 31, 2006, which include completed contracts not completely billed, approximate:

Cumulative costs to date	$6,474,000
Cumulative gross profit to date	5,568,000

Cumulative revenue earned	12,042,000

Less progress billings to date	(11,334,000)

Net under billings	$708,000

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

2. CONTRACTS IN PROGRESS (continued)

The following approximate amounts are included in the accompanying consolidated balance sheet under these captions as of December 31, 2006:

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,161,000

Billings in excess of costs and estimated earnings on uncompleted contracts	(453,000)

Net under billings	$708,000

3. PROPERTY AND EQUIPMENT

Property and equipment approximate the following at December 31, 2006:

Machinery and equipment	$905,000
Computer equipment	20,000
Furniture and fixture	4,000
Leasehold improvements	123,000
1,052,000

Less accumulated depreciation and amortization	(767,000)

$285,000

4. RELATED PARTY TRANSACTIONS

As of December 31, 2006, the Company had loans made prior to the enactment of the Sarbanes-Oxley Act to two stockholders approximating $525,500, including subsequent accrued interest. The loans accrue interest at 6% and are due on demand. The Company has included the notes receivable from stockholders in stockholders’ equity (deficit) as such amounts have not been repaid during 2006 or 2005. For each of the years ended December 31, 2006 and 2005, total interest income from notes receivable from stockholders approximated $20,000.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

5. NOTES PAYABLE

On March 7, 2006, the Company paid one of its creditors $900,000 in cash and 250,000 shares of restricted common stock to settle $750,000 of principal on two outstanding defaulted notes payable and $291,050 of related accrued interest. The Company recorded the stock at fair value (estimated based on the trading price of the Company's stock on the date of issuance) totaling $157,500. The value of the stock issued and the cash paid exceeded the value of the amount of the outstanding debt and accrued interest by approximately $17,000. Such amount was recorded as a loss on debt extinguishment in the accompanying consolidated statement of operations.

During, 2006, the Company settled an outstanding note payable with one of its creditors totaling approximately $80,000 for $40,000 in cash and recognized approximately $40,000 in gain on forgiveness of debt.

During the year ended December 31, 2001, the Company entered into a note payable with a third party for $215,000. The note accrued interest at a fixed rate of 15% per annum and matured in March 2002. The note was secured by certain assets of the Company, as defined, and was in default at December 31, 2004. During 2005, the Company and the note holder executed a mutual agreement to fully settle the debt whereby by the Company agreed to make fifteen monthly installments of $12,000 (totaling $180,000) beginning January 2006 and to issue 100,000 shares of restricted common stock valued at $62,000 (estimated based on the market price of the stock on the date of the agreement) to the holder. Accrued interest on the note totaled approximately $116,000 on the date of the transaction. As a result of the effective reduction in principal balance of $35,000, the forgiveness of approximately $116,000 of accrued interest and the issuance of restricted common stock valued at $62,000, the Company recorded a gain on forgiveness of notes payable totaling approximately $89,000 for the year ended December 31, 2005. During the year ended December 31, 2006, the Company made cash payments of $132,000 to reduce the principal balance on the secured note payable. As of December 31 2006, the balance of the note is $48,000.

6. CONVERTIBLE DEBT

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

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

6. CONVERTIBLE DEBT (continued)

The warrants vested and became fully exercisable on the issuance date. In accordance with EITF Issue No. 98-5 and Accounting Principles Board Opinion ("APB") No. 14, the Company allocated the $300,000 debt proceeds between the relative fair values of the warrants, the common shares issued and the fair value of the beneficial conversion feature ("BCF"). Pursuant to EITF Issue Nos. 98-5 and 00-27, the conversion feature of Note A provides for a rate of conversion that is below market value. The resulting BCF and other debt discount on Note A totaled $300,000 and is being amortized on a straight-line basis to interest expense over the life of the loan. During 2006, amortization of the discount resulted in expense of $300,000, which is included in interest expense in the accompanying condensed consolidated statement of operations for the year ended December 31, 2006.

Additionally, due to the financing with CAMOFI (see below), Note A became due on February 28, 2006 and the Company issued 30,000 shares of common stock to the Holder to extend the maturity date of Note A to May 16, 2006. Such shares were valued at approximately $18,900 (estimated to be the fair value based on the trading price on the issuance date). Accordingly, the Company recorded $18,900 in debt issue discount and additional paid-in capital and is amortizing the debt discount over the remaining life of Note A. The entire amount was amortized during 2006.

In connection with Note A, the Company issued 45,454 warrants and paid $30,000 in cash to third parties as financing costs. The warrants were valued, using a Black Scholes option pricing model, at $29,090. Accordingly, the Company recorded deferred financing costs of $59,090 and additional paid-in capital of $29,090. The entire amount was amortized to interest expense in 2006, which is included in in the accompanying condensed consolidated statement of operations.

On August 8, 2006, the Holder agreed to extend the maturity date of $150,000 of the note balance to August 16, 2006 and the remaining $150,000 until October 16, 2006. As consideration for the extension, the Company issued 45,000 shares of restricted common stock to the Holder. The shares were valued at $23,400 (based on the price of the Company’s stock on the date of issuance) which was recorded as additional debt discount and amortized over the remaining life of the note. The amount was fully amortized during 2006. On August 16, 2006 the Company repaid $150,000 of principal and all accrued interest to the Holder. The due date on the remaining $150,000 principal was extended to December 16, 2006 and an additional 30,000 restricted common stock valued at $6,000 (based on the stock price on the date of grant) were granted to the Holder, which was also recorded as additional debt discount and was fully amortized to interest expense during the year ended December 31, 2006. On December 7, 2006, $50,000 of principal was repaid and the due date on the remaining $100,000 balance on Note was extended until January 31, 2007. As of December 31, 2006, the balance of the note was approximately $105,000 and the note was paid in full in January 2007.

In connection with the Note A, the Company entered into a Registration Rights Agreement dated February 16, 2006, pursuant to which the Company granted "piggy back" registration rights to the Holder in connection with the shares issuable upon conversion of the Note and issuable upon exercise of the warrants.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

6. CONVERTIBLE DEBT (continued)

On February 28, 2006, the Company entered into a Securities Purchase Agreement (“Note B”) with CAMOFI Master, LDC (“CAMOFI”), whereby CAMOFI agreed to purchase, up to $5,000,000 aggregate principal amount of 12% Senior Secured Convertible Notes, due February 28, 2009 (up to $3,500,000 to be purchased at the closing and up to an additional $1,500,000 to be purchased pursuant to an Additional Investment Right), secured by a first priority lien on all assets of the Company and its current and future subsidiaries (including a pledge of the shares of the Company's current and future Subsidiaries). Note B is convertible into 5,555,556 shares of the Company's common stock at a fixed price of $0.63 at any time at CAMOFI’s option. As of December 31, 2006, the Company had not received the additional $1,500,000.Additionally, $750,000 of the $3,500,000 proceeds from the closing were placed into an escrow account, to be used exclusively for making the scheduled principal and interest payments on the note. Accordingly, such amount has been recorded as restricted cash in the accompanying consolidated balance sheet. In connection with Note B, the Company issued 3,476,190 warrants at an exercise price of $0.63 to CAMOFI that expire on February 28, 2013. The warrants vested and became fully exercisable on the issuance date. In accordance with EITF Issue No. 98-5 and Accounting Principles Board Opinion (“APB”) No. 14, the Company allocated the $3,500,000 debt proceeds between the relative fair values of the warrants and the fair value of the beneficial conversion feature (BCF”). Pursuant to EITF Issue Nos. 98-5 and 00-27, the conversion feature of Note B provides for a rate of conversion that is below market value. The resulting BCF and other debt discount on Note B totaled $3,500,000 and are being amortized to interest expense over the life of the loan. As of December 31, 2006, approximately $972,000 was amortized to interest expense.

At December 31, 2006, future minimum principal payments on the note payable approximate the following for the years ending December 31:

2007	1,400,000
2008	1,400,000
2009	233,333

$3,033,333

On December 19, 2006, the Company entered into an Amended and Restated Registration Rights Agreement (the “Agreement”) with CAMOFI. Pursuant to the Amendment the Company agreed to file registration statements to cover the resale of the shares issuable upon conversion of the CAMOFI Note and warrants as follows:

i) on or before January 31, prepare and file with the United States Securities and Exchange Commission (“SEC”) a Registration Statement covering the resale of all common Stock issuable upon conversion of the 12% Senior Secured Convertible Note dated February 28, 2009, up to 33% of our issued and outstanding stock;

ii) within 90 days from effectiveness of the Registration Statement referred to in i) above, prepare and file a Registration Statement covering the resale of all common Stock issuable upon conversion of the 12% Senior Secured Convertible Note dated February 28, 2009 to the extent not registered above plus all shares of common stock underlying the Purchaser Warrants, up to 33% of our issued and outstanding stock;

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

6. CONVERTIBLE DEBT (continued)

ii) within 90 days from effectiveness of the Registration Statement referred to in ii) above, prepare and file a Registration Statement covering the resale of all common Stock issuable upon conversion of the 12% Senior Secured Convertible Note dated February 28, 2009 plus all shares of common stock underlying the Purchaser Warrants to extent not registered above, up to 33% of our issued and outstanding stock;

iv) within 90 days from effectiveness of the Registration Statement referred to in iii) above, prepare and file a Registration Statement covering the resale of all additional Purchaser Warrants to extent not registered above, up to 33% of our issued and outstanding stock.

Pursuant to the Agreement, CAMOFI agreed to waive all liquidated damages accrued prior to the date of the Amendment. However, failure to meet the timetable set forth above will subject the Company to liquidated damages equal to 1.5% of the outstanding principal of the Notes for any registrable securities then held by CAMOFI for the first 30 days (or part thereof) after the default date and an additional 1.5% for any subsequent 30-day period (or part thereof), thereafter or a maximum of 10% of the remaining balance of the note.

As a result of the amended registration rights agreement and the limit of 10% placed on the amount of liquidated damages to be paid if the Company does not have an effective registration statement in accordance with the amended registration rights agreement, and since the warrant agreement provides the option of settling the warrant obligation by issuing unregistered shares using a cashless exercise feature in the event that there is no effective registration statement within the required time period, the warrants have met all the criteria outlined in EITF 00-19 to be classified as equity. Accordingly, on December 19, 2006, the date of the amended agreement, the Company re-evaluated the estimated fair value of the warrant liability at approximately $626,000 using a Black Scholes option pricing model. The decrease in fair value totaling approximately $1,495,000 was recorded as a credit to derivative liability expense in the accompanying condensed consolidated statements of operations and the warrants were reclassified to additional paid-in capital.

Other Transactions

In connection with the Agreement, the Company issued to CAMOFI warrants to purchase 1,500,000 shares of common stock of our common stock, at an exercise price of $0.35 for a term of seven years. Per EITF 96-18, Since the warrants are exercisable immediately, and the services (waiver of liquidated damages accrued as a result of the Company’s failure to register the warrants issued with the debt) were complete at the same time, the value of the services is deemed to be fair value of the warrants on the measurement date, which is the date of the transaction. The warrants were valued at $300,000, using a Black-Scholes option pricing model on the dates of grant and were recorded as interest expense in the Company’s consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

6. CONVERTIBLE DEBT (continued)

Other Transactions (continued)

In connection with the CAMOFI Note, the Company paid $393,000 in cash for financing costs. Such amount was recorded as deferred financing costs and are being amortized on a straight line basis over the life of the note. In addition, the Company issued 722,539 warrants to Ascendiant Securities, LLC, (the “Placement Agent) with an exercise price of $0.63 and expire on February 28, 2013. The warrants were valued using a Black Scholes option pricing model at $455,200 and were recorded as deferred financing costs and amortized to interest expense over the remaining life of the note. In connection with Note B, the Placement Agent also received 250,000 restricted shares of common stock valued at $157,500 (based on the value of the Company’s stock at the date of issuance) which were also recorded as deferred financing costs and amortized to interest expense over the life of the note.

The total financing costs incurred in connection with Note B totaled approximately $1,065,000, of which approximately $289,000 was amortized to interest expense during the year 2006.

The CAMOFI Note and corresponding warrants were offered and sold to CAMOFI in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. CAMOFI is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

6. CONVERTIBLE DEBT (continued)

Intrinsic Value Accounting for the BCF (continued)

The difference between the effective conversion price and the fair value of the debt at the commitment date of $0.236 per share resulted in a "theoretical" beneficial conversion feature of approximately $2,190,000. Since the BCF cannot exceed the proceeds allocated to the debt, the Company recorded a debt issuance discount on Note B of $1,310,000 which is being amortized to interest expense (using the effective interest method) over the three-year term of the note. The Company recorded interest expense on such BCF of approximately $364,000 during the year ended December 31, 2006 in the accompanying consolidated statement of operations.

Total Debt Discounts

The remaining BCF and debt discount balances on Note B associated with the conversion option of the debt and the warrants, respectively, totaled approximately $2,528,000 at December 31, 2006 and is presented net of the $3,033,000 principal balance of Note B in the accompanying consolidated balance sheet.

7. INCOME TAXES

During 2006 and 2005, the provision for taxes differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for taxes as a result of the following:
	2006	2005

Computed “expected” tax (benefit) expense	$(367,000)	$227,000

Addition to (reduction) in income taxes
resulting from:
State income taxes, net of federal benefit	(65,000)	40,800
Change in deferred tax asset valuation allowance	416,000	(267,000)
Non-deductible expenses	16,800	-

	$800	$800

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

7. INCOME TAXES (continued)

The effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2006 and 2005 are presented below:

Deferred tax assets:
Tax net operating loss carryforwards	$4,600,000	3,955,000
Warrant liability	(584,000)	-

Accrued inventory reserve	114,000	167,000
Accrued expenses	397,000	18,000

Total gross deferred tax asset	4,527,000	4,140,000
Less valuation allowance	(4,527,000)	(4,140,000)

Total net deferred tax asset	$-	$-

The valuation allowance increased by $387,000 and decreased by $267,000 and during the years ended December 31, 2006 and 2005, respectively. The current provision for income taxes for the years ended December 31, 2006 and 2005 is not significant and due primarily to certain state taxes.

At December 31, 2006, the Company had net tax operating loss carryforwards of approximately $12.6 million and $9.9 million available to offset future taxable federal and state income, respectively. If not utilized to offset future taxable income, the federal and state carryforwards will expire in various years through 2026 and 2015, respectively. In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the utilization of the Company’s tax net operating loss carryforwards could be severely restricted.

8. EQUITY TRANSACTIONS

Preferred Stock

The Company has authorized 15,000,000 shares of cumulative, convertible Series B Preferred Stock (“Series B”) with a par value of $1 per share. The Series B has a mandatory cumulative dividend of $1.25 per share, which is payable on a semi-annual basis, and convertible into 1.67 shares of the Company’s common stock, does not have any voting rights, and has liquidation preference equal to $25 per share before any payment or distribution shall be made on common stock. As of December 31, 2001, in accordance with the conversion terms of the Preferred Series B shares, 95,023 shares of the common stock remained un-issued and committed, which the Company has reclassified to common stock during the year ended December 31, 2002 because the stock had constructively been issued.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

8. EQUITY TRANSACTIONS (continued)

Preferred Stock (continued)

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

During the years ended December 31, 2006 and 2005, the Company issued 20,000 and 530,001 shares of restricted common stock, respectively, upon conversion of 1,200 and 31,800 shares of Series C, respectively, at a conversion rate of 16.667-to-1.

In March 2006, some of the Company’s preferred shareholders elected to waive their rights to receive dividends. Accordingly, the Company recorded a reduction in dividends payable of $282,875.

At December 31, 2006, the Company had a total of 27,780 shares of Series C issued and outstanding with accumulated dividends totaling approximately $238,000, which is included in dividends payable in the accompanying consolidated balance sheet.

During the year ended December 31, 2004, the Company issued a Private Placement Memorandum (“PPM”) in which the Company offered to eligible investors, as defined, a maximum of 30,000 shares of Series D Preferred Stock (“Series D”), with a required minimum offering of 1,000 shares of Series D to be sold at $25 per share. During the year ended December 31, 2004 and pursuant to the PPM, the Company issued 23,640 shares of Series D to eligible investors for proceeds totaling $521,000, net of $30,000 paid to the broker/dealer and $40,000 of accounts payable which were exchanged for shares. Such offering costs were included as an offset to additional paid-in capital in the accompanying consolidated financial statements. Since the related conversion rate is 50:1, the effective conversion rate of $0.50 resulted in a deemed dividend of $153,660, which was included in accumulated deficit. The deemed dividend is also reflected as an increase in the net loss attributable to common shareholders for 2004 (see Note 9). Additionally, the broker/dealer was granted Three-Year Placement Warrants, as defined in the PPM, with a cashless exercise feature to purchase 25,000 shares of the Company’s common stock at prices ranging from $0.50 to $1.00. No expense was recorded related to the granting of such warrants as they were considered an offering cost. The warrants vested immediately and expired on March 4, 2007.

In July 2005, the Company issued 600,000 shares of restricted common stock upon conversion of 12,000 shares of Series D at a conversion rate of 50-to-1.

In March 2006, one of the Company’s preferred series D shareholders elected to waive their rights to receive dividends. Accordingly, the Company recorded a reduction in dividends payable of $5,000.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

8. EQUITY TRANSACTIONS (continued)

Preferred Stock (continued)

At December 31, 2006, the Company had a total of 11,640 shares of Series D issued and outstanding, with accumulated dividends totaling approximately $125,000, which is included in dividends payable in the accompanying consolidated balance sheet.

Common Stock

During the year ended December 31, 2001, the Company received a subscription receivable of $87,500 from a member of the Board of Directors in exchange for shares of the Company’s restricted common stock. The subscription receivable bears interest at an annual rate of 6%. Principal and any unpaid interest were due on October 6, 2001. As of December 31, 2006, the subscription receivable remains unpaid.

During the year ended December 31, 2002, the Company received two subscriptions receivable totaling $375,000 in exchange for 250,000 restricted shares of common stock. The receivables bear interest at an annual rate of 5%. Principal and any unpaid interest on both subscriptions receivable were due on August 22, 2003, and are in default as of December 31, 2006.

As of December 31, 2006, the subscription receivable remains unpaid. The related accrued interest receivable and interest income are insignificant to the consolidated financial statements.

On October 27, 2005, the Company issued 300,000 shares of restricted common stock to a consultant for corporate finance and investor relations services under a one year consulting agreement. The Company recorded the fair value of the common stock (based on the trading price of the Company's stock on the date of issuance) totaling $132,000 as deferred consulting fees and is amortizing such amount over the twelve month term of the agreement. Due to a significant increase of the Company’s stock price from issuance to the end of the reporting period, in accordance with the EITF 96-18, the Company performed a recalculation of the deferred consulting fees based on the December 31, 2005 fair value stock price, and adjusted the fees to $186,000. The additional $54,000 difference was recorded as deferred consulting fees and was amortized over the remaining term of the contract. At December 31, 2005, the remaining deferred consulting fees under this contract totaled $155,000. At December 31, 2006, In accordance with the EITF 96-18, the Company performed a recalculation of the deferred consulting fees based on the fair value stock price at the completion of contract, and adjusted the fees to $60,000.

On April 25, 2006, the Company issued 9,091 shares of common stock for conversion of $6,000 of interest due on Note A. The common stock conversion price was $0.66 in accordance with the terms of Note A.

On May 15, 2006, the Company issued 10,227 shares of common stock for conversion of $6,750 of interest due on Note A. The common stock conversion price was $0.66 in accordance with the terms of Note A.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

8. EQUITY TRANSACTIONS (continued)

Common Stock (continued)

On March 7, 2006 the Company issued 250,000 shares of common stock to a third party as financing fees in connection with Note B. The shares were valued at $157,500 (based on the estimated fair value of the common stock on the date of the transaction ) and recorded as deferred financing costs and amortized to interest expense over the life of the note. At December 31, 2006, approximately $44,000 was amortized to interest expense.

In July 2006, the Company issued 100,000 shares of common stock valued at $41,000 (based on the market price of the shares on the date the services were completed) to a third party for corporate finance and investor relations services under one month contract. The amount was recorded as consulting expense during the year ended December 31, 2006.

In December 2006, the Company issued 150,000 shares of common stock valued at $28,500 (based on the market price of the shares on the date of grant) to a third party for public relations consulting services. In accordance with EITF 96-18, the Company revalued the transaction at December 31, 2006 and adjusted the fees to $31,500. The additional $3,000 difference was recorded as deferred consulting fees and is being amortized over the remaining term of the contract. At December 31, 2006, the remaining deferred consulting fees under this contract totaled $9,000.

In April 2005, the Company issued 75,000 shares to a consultant for consulting services. However, the transaction was inadvertently overlooked by management and was not recorded in 2005. Since the value of the transaction was deemed to be immaterial to the financial statements as a whole for the quarter ended June 30, 2005 and the year ended December 31, 2005, management recorded the transaction in the current year. The transaction was valued at approximately $14,000 (based on the stock price on the date of grant).

On October 26, 2005, the Company issued 100,000 shares of restricted common stock to a consultant for corporate finance and investor relations services under a one year consulting agreement. The Company recorded the fair value of the common stock (based on the trading price of the Company's stock on the date of issuance) totaling $42,000 as deferred consulting fees and was amortizing such amount over the twelve month term of the agreement. Due to a significant increase of the Company’s stock price from issuance to the date when the services were deemed completed, at December 31, 2005, in accordance with EITF 96-18, the Company performed a recalculation of the deferred consulting fees based on December 31, 2005 and adjusted the fees to $62,000. The additional $20,000 difference was recorded as deferred consulting fees and was amortized over the remaining term of the contract. At December 31, 2005, the remaining deferred consulting fees under this contract totaled $50,633. At December 31, 2006, the deferred consulting fees under this contract were amortized entirely.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

8. EQUITY TRANSACTIONS (continued)

Common Stock (continued)

On October 11, 2005, the Company issued 100,000 shares of restricted common stock to a consultant for corporate finance and investor relations services under a one year consulting agreement. The Company recorded the fair value of the common stock (based on the trading price of the Company's stock on the date of issuance) totaling $41,000 as deferred consulting fees and is amortizing such amount over the twelve month term of the agreement. Due to a significant increase of the Company’s stock price from issuance to the date when the services were deemed completed, at December 31, 2005, in accordance with the EITF 96-18, the Company performed a recalculation of the deferred consulting fees based on the December 31, 2005 fair value stock price, and adjusted the fees to $62,000. The additional $21,000 difference was recorded as deferred consulting fees and was amortized over the remaining term of the contract. At December 31, 2005, the remaining deferred consulting fees under this contract totaled $49,083. At December 31, 2006, the deferred consulting fees under this contract were amortized entirely.

Stock Options and Warrants

Under the terms of the Company's Incentive Stock Option Plan ("ISOP"), options to purchase an aggregate of 5,000,000 shares of common stock may be issued to key employees, as defined. The exercise price of any option may not be less than the fair market value of the shares on the date of grant. No options granted may be exercisable more than 10 years after the date of grant. The options granted generally vest evenly over a one-year period, beginning from the date of grant.

Under the terms of the Company's non-statutory stock option plan ("NSSO"), options to purchase an aggregate of 1,350,000 shares of common stock may be issued to non-employees for services rendered. These options are non-assignable and non-transferable, are exercisable over a five-year period from the date of grant, and vest on the date of grant.

During the year ended December 31, 2006, the Company granted 2,000,000 incentive stock options to its two officers under the Company’s ISOP. The options have an exercise price of $0.20 and vest on December 1, 2007. None of the options granted to employees during the year were vested as of December 31, 2006. During the year ended December 31, 2006, the Company granted 6,403,728 warrants to certain note holders, its assignee and placement agents, in connection with issuance of two convertible notes.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

8. EQUITY TRANSACTIONS (continued)

Stock Options and Warrants (continued)

The following is a status of the stock options outstanding at December 31, 2006 and 2005 the changes during the two years then ended:

	2006		2005
	Options	Weighted	Options	Weighted
		Average Price		Average Price

Outstanding,
beginning of year	1,413,500	$0.25	1,483,250	$0.82
Granted	2,000,000	$0.20	--	--
Exercised	--	--	--	--
Cancelled/Terminated	(163,500)	(0.90)	(69,750)	(9.57)
Total Outstanding,
end of year	$3,250,000	$0.25	1,413,500	$0.25
Exercisable	1,250,000	0.32	1,413,500	0.25

The weighted average grant-date fair falue of the options granted was $0.18. The fair value of each share-based award is estimated on the grant date using the Black Scholes option-pricing formula. Expected volatilities are based on the historical volatility of the Company’s stock price (328%). The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant (4.60%). All of the options granted during the year have an expected term of 5 years.

The following table summarizes information related to stock options outstanding at December 31, 2005:

	Options Outstanding
Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$ 0.25	1,300,000	2.7	$0.25
$ 1.00	100,000	1.7	1.10
$ 5.00	5,000	2.0	5.00
$10.00	8,500	0.5	10.00
	1,413,500		0.39

The following table summarizes information related to stock options outstanding at December 31, 2006:

	Options Outstanding
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Average Exercise Price
$0.20- $0.25	3,150,000	3.19	$0.22
$1.10	100,000	0.69	1.10
	3,250,000		$0.25

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

8. EQUITY TRANSACTIONS (continued)

Stock Options and Warrants (continued)

From time to time, the Company issues warrants to employees and to third parties pursuant to various agreements, which are not approved by the shareholders.

The following is a status of the warrants outstanding at December 31, 2006 and 2005 the changes during the two years then ended:

	2006		2005
	Warrants	Weighted Average Price	Warrants	Weighted Average Price
Outstanding,
beginning of year	55,000	$0.86	228,333	$7.80

Granted	6,371,455	$0.57	--	--

Exercised	--	--	--	--

Cancelled/Terminated	(22,727)	(0.66)	(173,333)	(10.00)

Outstanding and exercisable,
end of year	6,403,728	$0.57	55,000	$0.86

The following table summarizes information related to warrants outstanding at December 31, 2005:

	Warrants Outstanding
Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$ 0.50 - $0.75	20,000	1.2	$0.56
$ 1.00 - $1.25	35,000	1.8	1.04
	55,000		0.86

The following table summarizes information related to warrants outstanding at December 31, 2006:

	Warrants Outstanding
		Weighted
		Average	Weighted
	Number of	Remaining	Average
	Warrants	Contractual	Exercise
Exercise Price	Outstanding	Life (Years)	Price

$0.35	1,500,000	1.63	$0.35
$0.50-0.75	4,868,728	2.87	0.63
$1.00-1.25	35,000	1.09	1.04

	6,403,728		$0.57

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

9. LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2006 and 2005:

	2006	2005

Net income (loss)	$(1,051,744)	$668,359

Cumulative preferred dividends (See Note 8)	(84,800)	(156,300)

Waived Cumulative preferred dividends (See Note 8)	287,875	-

Numerator for basic and diluted earning (loss) per share:
Net income (loss) applicable to common stockholders	(848,669)	512,059

Denominator for basic earnings (loss) per share:
Weighted average shares	11,332,289	9,186,987

Denominator for diluted earnings ( loss) per share:
Weighted average shares	11,332,289	9,836,987

Basic earnings (loss) per share	$(0.07)	$0.06

Diluted earnings (loss) per share	$(0.07)	$0.05

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

Leases

The Company leases its office and warehouse facility under a non-cancelable operating lease agreement. The lease requires monthly lease payments of approximately $33,000, with annual increases of 3% through December 2007. The lease is personally guaranteed by one of the stockholders.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

10. COMMITMENTS AND CONTINGENCIES (continued)

Future minimum lease payments on the operating lease obligations approximate $400,000 for the year ended December 31, 2007. The Company currently has no future lease commitments beyond such date.

Rental expense for operating leases approximated $410,000 for each of the years ended December 31, 2006 and 2005.

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

Backlog (Unaudited)

The following schedule approximates a reconciliation of backlog representing signed contracts:

Balance, January 1, 2006	$3,374,000
New contracts, January 1, 2006 through December 31, 2006	8,540,000
11,914,000
Less, contract revenue earned - January 1, 2006 through December 31, 2006	(8,319,000)
Balance December 31, 2006	$3,595,000

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

11. SUBSEQUENT EVENTS

On January 23, 2007, the Company paid off the principal balance and all accrued interest outstanding on Note A.

On January 31, 2007, the Company filed a Registration Statement to register 4,235,000 common stock issued or issuable in connection with CAMOFI convertible note. Such Registration statement has not been declared effective by the Securities and Exchange Commission as of March 28, 2007.

On March 15, 2007, the Company issued 550,000 shares of restricted common stock under three consulting agreements, for investor relations and financial services.

On March 27, 2007, the Company entered into an Amended and Restated Registration Rights Agreement (the “2nd Amendment”) with CAMOFI. Pursuant to the Amendment, CAMOFI agreed to waive any liquidated damages accrued prior to the date of the 2nd Amendment. Also, in 30 days after the date of the 2nd Amendment, the Company agreed to file a registration statements to cover the resale of the shares issuable upon conversion of the CAMOFI Note up to 33% of the Company’s issued and outstanding stock, and, in 90 days after the date of filing, to have the registration statement declared effective by the Security Exchange Commission.