Form 10QSB
period 2007-03-31
NEW CENTURY COMPANIES INC
filed 2007-05-15
CIK 318716

SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:	Commission File Number:
March 31, 2007	0-7722

NEW CENTURY COMPANIES, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	061034587
(State or other jurisdiction of	(IRS Employer Identification
Incorporation or organization)	Number)

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
Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The number of shares of Common Stock, par value $0.10 per share, outstanding as of March 31, 2007 was 12,264,656.

Transitional Small Business Disclosure Format (check one): Yes ☐      No ☒

ITEM 1. FINANCIAL STATEMENTS

The consolidated Financial Statements are set forth at the end of this document.

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

The primary industry segments in which the Company’s machines are utilized to make component parts are in aerospace, power generation turbines, military, component parts for the energy sector for natural gas and oil exploration and medical fields. The Company sells its products to customers located in United States, Canada and Mexico.

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

OVERVIEW OF OPERATIONS

The Company's current strategy is to expand its customer sales base with its present line of machine products. The Company's growth strategy also includes strategic acquisitions in addition to growing the current business. Plans for expansion are funded through current working capital from ongoing sales. However, significant growth will require additional funds in the form of debt or equity, or a combination thereof. The Company's growth strategy also includes strategic acquisitions in addition to growing the current business. A significant acquisition will require additional financing.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO MARCH 31, 2006.

Revenues. The Company generated revenues of $3,185,469 for the three months ended March 31, 2007, which was a $1,485,622 or 87% increase from $1,699,847 for the three months ended March 31, 2006. The increase is the result of an increase in sales volume and higher selling prices of New Century machines due to a decrease in availability for competitive machines.

Gross Profit. Gross profit for the three months ended March 31, 2007, was $1,185,239 or 37% of revenues, compared to $403,239, or 24% of revenues for the three months ended March 31, 2006, a 194% increase. The increase in gross profit is due to the increased volume of sales and higher selling prices.

Operating Income. Operating income for the three months ended March 31, 2007, was $465,966 compared to an operating loss of ($51,790) for the three months ended March 31, 2006. The increase of $517,756 or 1000% in operating income is primarily due to the increase in sales revenues.

Interest Expense. Interest expense for the three months ended March 31, 2007, was $465,241 compared with $395,828 for the three months ended March 31, 2006. The 18% increase in interest expense is due to a full three months of amortization in the first quarter of year 2007 compared with one and a half months in the quarter ended March 31, 2006 of following items:

-	Approximately $84,000 of interest expense on convertible note;
-	Approximately $292,000 of amortization of debt discounts from beneficial conversion feature, warrants and a conversion option;
-	Approximately $90,000 of amortization of deferred financing costs related to warrants and common stock granted to third parties as financing cost on convertible note;

all associated to $3.5 million convertible notes payable issued on February 15, 2006.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

The net cash increase of the Company during the three months ended March 31, 2007 was $264,488. The increase is due to net cash provided by operating activities of $611,272, offset by $346,784 net cash used in financing activities, cash used to pay down the Company’s convertible notes.

For the three months ended March 31, 2007, the cash provided by operating activities was $611,272, compared with $788,046 cash used in operating activities in the corresponding period from 2006. The increase in cash provided by operating activities is a result of increased sales.

For the three months ended March 31, 2007, the cash used in financing activities was $346,784, compared with $1,075,851 cash provided by financing activities in the three months ended March 31, 2006. The decrease of cash provided by financing activities is primarily due to $3,800,000 of proceeds from the issuance of two convertible notes in 2006, compared to no cash proceeds from debt or equity in 2007.

INFLATION AND CHANGING PRICES

The Company does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

GOING CONCERN

The Company has an accumulated deficit of approximately $7,800,000. This condition, among others, raises substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales along with debt and equity financing arrangements. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts and inventories. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

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

Classification Of Warrant Obligation

In connection with the issuance of the 12% Senior Secured Convertible Notes, the Company has an obligation to file registration statements covering the Registrable Securities underlying the warrants issued in connection with the convertible note, as defined in the Amended and 2nd Amended Registration Rights Agreements. We evaluated the warrants in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, and concluded that the warrants meet all the criteria required to be classified as equity as of March 31, 2007.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's March 31, 2007 Form 10-QSB. Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes made in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect these controls.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2007, the Company issued 150,000 shares of common stock to Wall Street Savant, LLC, for investor marketing services, 100,000 shares of common stock to Quarum Capital Services, Inc, for financial consulting services, and 300,000 shares of common stock to Investor Relation International, for investor relation services.
The shares were issued pursuant to an exemption from the registration rights of the Securities Act of 1933, as amended, Section 4(2) of the Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

The Company is in process of filing a registration statement.

Item 6. Exhibits

Exhibit 31.1	Section 302 Sarbanes Oxley Certification

Exhibit 32.1	Section 906 Sarbanes Oxley Certification

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$317,806
Contract receivables	473,693
Inventories, net	1,333,056
Costs and estimated earnings in excess of billings on uncompleted contracts	872,335
Deferred financing costs, net	358,292
Prepaid expenses and other current assets	7,404

Total current assets	3,362,586

Property and Equipment, net	256,529
Deferred Financing Costs, net	328,436

Total Assets	$3,947,551

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Overdraft	$34,090
Accounts payable and accrued expenses	1,199,491
Dividends payable	362,800
Billings in excess of costs and estimated earnings on uncompleted contracts	399,710
Notes payable	12,000
Convertible notes payable, net of discount	237,223

Total current liabilities	2,245,314

Convertible Notes Payable, net of discount	210,000

Commitments and Contingencies

Stockholders' Equity
Cumulative, convertible, Series B preferred stock, $1 par value,
15,000,000 shares authorized, no shares issued and outstanding
(liquidation preference of $25 per share)	-
Cumulative, convertible, Series C preferred stock, $1 par value,
75,000 shares authorized, 27,780 shares issued and outstanding
(liquidation preference of $933,000)	27,780
Cumulative, convertible, Series D preferred stock, $25 par value,
75,000 shares authorized, 11,640 shares issued and outstanding
(liquidation preference of $416,000)	291,000
Common stock, $0.10 par value, 50,000,000 shares authorized;
12,264,656 shares issued and outstanding	1,226,466
Subscriptions receivable	(462,500)
Notes receivable from stockholders	(532,402)
Deferred consulting fees	(234,092)
Additional paid-in capital	8,995,064
Accumulated deficit	(7,819,079)

Total stockholders' equity	1,492,237

Total Liabilities and Stockholders' equity	$3,947,551

See accompanying notes to the consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

CONTRACT REVENUES	$3,185,469	$1,699,847

COST OF SALES	2,000,230	1,296,608

GROSS PROFIT	1,185,239	403,239

OPERATING EXPENSES
Consulting and other compensation	429,363	203,058
Salaries and related	116,634	64,331
Selling, general and administrative	173,276	187,640
TOTAL OPERATING EXPENSES	719,273	455,029

OPERATING INCOME (LOSS)	465,966	(51,790)

OTHER EXPENSES
Loss on forgiveness of debt	(11,688)	-
Derivative liability expense	-	(764,762)
Interest expense, including debt discount amortization	(465,241)	(395,828)

TOTAL OTHER EXPENSES	(476,929)	(1,160,590)

LOSS BEFORE PROVISION FOR
INCOME TAXES	(10,963)	(1,212,380)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(10,963)	$(1,212,380)

NET LOSS APPLICABLE
TO COMMON STOCKHOLDERS	$(10,963)	$(924,505)

Basic and diluted net loss available to
common stockholders per common share	.0.00	$(0.09)

Basic and diluted weighted average common
shares outstanding	11,983,543	10,803,611

See accompanying notes to the consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

Cash flows from operating activities:
Net loss	$(10,963)	$(1,212,380)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization of property and equipment	28,578	39,028
Amortization of deferred financing costs	89,574	57,466
Amortization of Beneficial Conversion Features and other debt discounts	291,667	249,123
Amortization of deferred consulting fees	98,977	137,039
Estmated fair market value of common stock issued for consulting services
and related change in fair value	247,500	-
Derivative liability expense	-	764,762
Changes in operating assets and liabilities:
Contracts receivable	(170,151)	(625,005)
Inventories	(212,874)	(112,985)
Costs and estimated earnings in excess of billings on uncompleted contracts	288,333	132,622
Prepaid expenses and other current assets	12,801	(2,083)
Notes receivable from stockholders	(7,000)	-
Accounts payable and accrued expenses	8,031	(277,456)
Billings in excess of costs and estimated earnings on uncompleted contracts	(53,201)	61,823

Net cash provided (used in) operating activities	611,272	(788,046)

Cash flows from investing activities:
Purchases of property and equipment	-	(20,000)

Net cash used in investing activities	-	(20,000)

Cash flows from financing activities:
Restricted cash	123,898	(1,500,000)
Bank overdraft	15,318	(27,649)
Proceeds of issuance of convertible notes payable	-	3,800,000
Principal payments on notes payable	(486,000)	(774,000)
Deferred financing costs	-	(422,500)

Net cash (used in) provided by financing activities	(346,784)	1,075,851

Net increase in cash	264,488	267,805

Cash at beginning of period	53,318	-

Cash at end of period	$317,806	$267,805

Supplemental disclosure of non-cash activities:

Common stock and warrants issued for deferred financing costs	$-	$641,790

Conversion of notes payable and interest to common stock	$-	$157,500

BCF and other debt discount on convertible notes payable	$-	$3,800,000

Debt discount on notes payable for note extension	$-	$18,900

Waived cumulative dividends on preferred stock	$-	$(287,875)

See accompanying notes to the consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

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

Basis Of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the Company's financial position as of March 31, 2007, and the results of operations and cash flows for the interim periods presented, have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the three moths ended March 31, 2007 are not necessarily indicative of the results for the full year ending December 31, 2007.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $7,800,000. This factor, among others, raises substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales along with debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2007. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Inventories represent cost of work in process on units not yet under contract. Cost includes all direct material and labor, machinery, subcontractors and allocations of indirect overhead. As of March 31, 2007, the Company’s inventory was determined to be approximately $1,333,000 net, based on approximately $197,000 cost of labor, $825,000 cost of materials, $121,000 cost of subcontracted services, $476,000 overhead cost, offset by $286,000 reserve for estimated markdowns cost of inventory.

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

Contracts that are substantially complete are considered closed for consolidated financial statements purposes. Costs incurred and revenue earned on contracts in progress in excess of billings (under billings) are classified as a current asset. Amounts billed in excess of costs and revenue earned (over billings) are classified as a current liability.

The Company accounts for shipping and handling fees and costs in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." Shipping and handling fees and costs incurred by the Company are immaterial to the operations of the Company and are included in cost of sales.

In accordance with Statements of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of an estimate for markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience, current industry trends and estimated costs. As of March 31, 2007, the Company estimated the markdowns, price concessions and warranty costs and concluded that are immaterial and did not record any adjustment to revenues.

Basic And Diluted Loss Per Common Share

Under SFAS 128, “Earnings Per Share,” basic earnings per common share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.. Common stock equivalents, representing convertible Preferred Stock, convertible debt, options and warrants totaling approximately 8,240,816 shares at March 31, 2007 are not included in the diluted loss per share as they would be anti-dilutive. Accordingly, diluted and basic loss per share are the same for March 31, 2007. There were 2,025,451 potentially dilutive and 13,392,330 potential common shares that were excluded from the diluted earnings per share calculation.

Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123-R, "Share-Based Payment," ("SFAS No. 123-R"). SFAS No. 123-R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. The exercise price of options is generally equal to the market price of the Company's common stock (defined as the closing price as quoted on the Over-the-Counter Bulletin Board administered by Nasdaq) on the date of grant. $86,400 and $0 of share-based compensation expense was recognized in the accompanying consolidated financial statements for the three month periods ended March 31, 2007 and 2006, respectively.

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

On November 13, 2006, the Company granted 2,000,000 options to key employees. At March 31, 2007, the Company had 1,750,000 options available for future issuance under their equity compensation plans.

In accordance with SFAS No. 123-R, the Company’s policy is to adjust share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after March 31, 2007 is recognized in the period the forfeiture estimate is changed.

At March 31, 2007, the Company estimated (using the Black Scholes pricing model) the fair value of options granted and no variance has been found. Therefore, the effect of forfeiture adjustments at the period ended March 31, 2007 was not applicable.

Options outstanding that have vested and are expected to vest as of March 31, 2007 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (1)
Vested	1,250,000	$0.32	1.35	$--
Expected to vest	2,000,000	$0.20	4.62	$--
Total	3,250,000			$--

(1) These amounts represent the difference between the exercise price and $0.32, the closing market price of the Company's common stock on March 31, 2007 as quoted on the Over-the-Counter Bulletin Board under the symbol "NCNC.OB" for all in-the-money options outstanding.

The Company’s policy for options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized. Additional information with respect to stock option activity is as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise	Intrinsic Value (1)
December 31, 2006	1,750,000	3,250,000	$0.25	$130,000
Grants	--	--	--	--
Exercises	--	--	--	--
Cancellations	--	--	--	--
March 31, 2007	1,750,000	3,250,000	$0.25	$--
Options exercisable at:

March 31, 2007		1,250,000	$0.32

(1) Represents the added value as difference between the exercise price and the closing market price of the Company's common stock at the end of the reporting period (as of December 31, 2006 and March 31, 2007 the market price of the Company's common stock was $0.21 and $0.32, respectively).

The Company follows SFAS No. 123 (R) (as interpreted by EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services") to account for transactions involving services provided by third parties where the Company issues equity instruments as part of the total consideration. Pursuant to paragraph 7 of SFAS No. 123 (R), the Company accounts for such transactions using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company applies EITF Issue No. 96-18 to transactions when the value of the goods and/or services are not readily determinable and (1) the fair value of the equity instruments is more reliably measurable and (2) the counterparty receives equity instruments in full or partial settlement of the transactions, using the following methodology:

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

From time to time, the Company issues warrants to employees and to third parties pursuant to various agreements, which are not approved by the shareholders. During the three month periods ended March 31, 2007, the Company did not grant any options or warrants.

The following is a status of the warrants outstanding at March 31, 2007 and the changes during the three months ended March 31, 2007:

		Weighted
	Warrants	Average Price

Outstanding, December 31, 2006	6,403,728	$0.57

Granted	--	--

Exercised	--	--

Cancelled/Terminated	(25,000)	(0.65)

Total Outstanding, March 31, 2007	6,378,728	$0.57

Exercisable, March 31, 2007	6,378,728	0.57

Deferred Financing Costs

Direct costs of securing debt financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. During the three months ended March 31, 2007 and 2006, the Company amortized approximately $292,000 and $97,000, respectively, to interest expense.

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

Classification Of Warrant Obligation

In connection with the issuance of the 12% Senior Secured Convertible Notes, the Company has an obligation to file registration statements covering the Registrable Securities underlying the warrants issued in connection with the convertible note, as defined in the Amended Registration Rights Agreement.

The obligation to file the registration statement met the criteria of an embedded derivative to be bifurcated pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Under this transaction, the Company was obligated to register for resale the common shares underlying the warrants, and as a result, the embedded derivative associated with this warrant obligation did not meet the scope exception of paragraph 11(a) of SFAS No. 133. Specifically, at March 31, 2006, the Company did not have any uncommitted registered shares to settle the warrant obligation and accordingly, such obligation was classified as a liability (outside of stockholders' deficit) in accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The classification of the warrant obligation has been evaluated at each reporting date and reported as a liability until such time all of the criteria necessary for equity classification were met. The warrant liability was recorded originally, on February 28, 2006, the issuance date, at $2,190,000, and adjusted market-to-market every quarter to aproximatelly $2,955,000, $2,155,000, $1,321,000 and $695,000 at the quarter ended March 31, 2006, June 30, 2006, September 30, 2006, and December 19, 2006, correspondingly. The market-to-market adjustment was reversed to derivative liability expense.

On December 19, 2006, the Company entered into an amended agreement with the warrant holder, CAMOFI Master LDC, where by the warrant holder agreed to waive all liquidated damages incurred as a result of the Company’s inability to file a registration statement to register the shares underlying the warrants. In addition, a limit was placed on the amount of liquidated damages to be incurred in the event the Company fails to have an effective registration statement within the time period required by the amended agreement. The liquidated damages would be limited to 10% of the outstanding balance of the note. As a result, the warrants met all the criteria outlined in EITF 00-19 to be classified as equity. Accordingly, the warrants were reclassified to equity at December 19, 2006, and the $695,000 fair value of warrant liability was credited to additional paid in capital.

Management evaluated the warrants in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, and concluded that the warrants meet all the criteria required to be classified as equity.

Income Taxes

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109") on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Company's beginning tax positions. The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of March 31, 2007, the Company did not have any unrecognized tax benefits. The Company files a consolidated federal income tax return in the U.S. The Company files a separate income tax return in the State of California. The Company is no longer subject to U.S. federal tax examinations for the years before 2004.

Significant Recent Accounting Pronouncements

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115 (“Accounting for Certain Investments in Debt and Equity Securities”) applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interest entities that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its consolidated statements of operations at each subsequent reporting date.

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

2. CONTRACTS IN PROGRESS

Contracts in progress as of March 31, 2007 which include completed contracts not completely billed represent the following:

Cumulative costs to date	$3,910,000
Cumulative gross profit to date	4,123,000
Cumulative revenue earned	8,033,000
Less progress billings to date	(7,560,000)
Net under billings	$473,000

The following is included in the accompanying consolidated balance sheet under these captions as of March 31, 2007:

Costs and estimated earnings in excess of billings
on uncompleted contracts	$873,000
Billings in excess of costs and estimated earnings
on uncompleted contracts	(400,000)
Net under billings	$473,000

3. DEBT FINANCING TRANSACTIONS

During the three months ended March 31, 2006, the Company recorded approximately $1,007,000 of finance charges in relation to the unamortized portion of deferred financing costs for the debt financings.

During the three months ended March 31, 2006, the Company amortized approximately $97,000 of debt discounts, including beneficial conversion features, to interest expense.

During the three months ended March 31, 2007, the Company amortized approximately $292,000 of debt discounts, including beneficial conversion features, to interest expense.

During the three months ended March 31, 2006, the Company made cash payments of $24,000 to reduce the principal balance on one of its outstanding secured notes payable. As of March 31, 2006, the balance of the note was $156,000.

During the three months ended March 31, 2006, the Company did not made any principal payments on one of its secured convertible note payable. As of March 31, 2006, the balance of the note was $3,500,000.

Also, during the three months ended March 31, 2006, the Company made cash payments of $300,000 to reduce the principal balance on one of its outstanding convertible notes payable. As of March 31, 2006, the principal balance on that note was $300,000.

During the three months ended March 31, 2007, the Company made cash payments of $36,000 to reduce the principal balance on one of its outstanding secured notes payable. As of March 31, 2007, the balance of the note is $12,000 which is included in the notes payable section of the accompanying consolidated balance sheet.

During the three months ended March 31, 2007, the Company made cash payments of $350,000 to reduce the principal balance on one of its outstanding secured convertible notes payable. As of March 31, 2007, the principal balance is approximately $2,683,000 which is presented net of debt discounts totaling approximately $2,236,000.

Also, during the three months ended March 31, 2007, the Company made cash payments of $100,000 to pay in full the principal balance on one of its outstanding convertible notes payable.

4. EQUITY TRANSACTIONS

During the quarter ended March 31, 2006, the Company issued 150,000 warrants valued at $127,500 (estimated using a Black-Scholes option pricing model on the dates of grant) to a third party for consulting services. Approximately $10,000 was recorded as consulting expense during the quarter ended March 31, 2006 and approximately $117,500 remained unamortized as deferred consulting fees at March 31, 2006, which was recorded as an offset to stockholders’ equity.

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

In February 2007, the Company issued 150,000 shares of common stock valued at $60,000 (based on the market price of the shares on the date the services were completed in accordance with EITF 96-18) to a third party for investor marketing services under a one month contract.

In February 2007, the Company issued 100,000 shares of common stock valued at $36,000 (based on the market price of the shares on the date the services were completed in accordance with EITF 96-18) to a third party for financial consulting services under a 13 day contract.

In February 2007, the Company issued 300,000 shares of common stock valued at $126,000 (based on the market price of the shares on the date the services were completed in accordance with EITF 96-18) to a third party for investor relation services under a one month contract.

All the above three contracts were recorded as public company expense in the quarter ended March 31, 2007 in the accompanying consolidated statements of operations.

As described in Note 1, the Company enters into equity based compensation arrangements with non-employees where the value of the services are not readily determinable and the fair value of the equity instruments is more reliably measurable. Under most of these arrangements, the performance criteria required for a measurement date is not reached until the service period has been completed. As a result, the Company is required to re-measure the consideration at each reporting date based on its then current stock value. During the quarter ended March 31, 2007, the Company recorded net increases to the fair values of such equity based compensation arrangements of approximately $25,000.

During the quarter ended March 31, 2007, the Company recorded approximately $98,800 of consulting expense related to the amortization of deferred consulting fees on equity based compensation arrangements with third parties.

The preferred shares Series C and preferred shares Series D shares has a mandatory cumulative dividend of $1.25 per share, which is payable on a semi-annual basis in June and December each year to holders of record on November 30 and May 31, does not have any voting rights and has liquidation preferences.

At March 31, 2007, the Company had a total of 27,780 preferred shares Series C and 11,640 preferred shares Series D issued and outstanding. As of December 31, 2006, the Company has accumulated dividends totaling $362,800. During the quarters ended March 31, 2006 and March 31, 2007, the Company did not accrue any dividends.

5. SUBSEQUENT EVENTS

On May 1, 2007, the Company entered into an Amended and Restated Registration Rights Agreement (the “2nd Amendment”) with CAMOFI. Pursuant to the Amendment, CAMOFI agreed to waive any liquidated damages prior to the date of the 2nd Amendment. Also, within 30 days after the date of the 2nd Amendment, the Company agreed to file a registration statement to cover the resale of the shares issuable upon conversion of the CAMOFI Note up to 33% of the Company’s issued and outstanding stock, and, in 90 days after the date of filing, to have the registration statement declared effective by the Security Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CENTURY COMPANIES, INC.

Date: May 14, 2007	/s/ DAVID DUQUETTE
Name: David Duquette
Title: Chairman, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: May 14, 2007	/s/ DAVID DUQUETTE
Name: David Duquette
Title: Chairman, President and Director

Date: May 14, 2007	/s/ JOSEF CZIKMANTORI
Name: Josef Czikmantori
Title: Secretary and Director