Form 10QSB
period 2007-06-30
NEW CENTURY COMPANIES INC
filed 2007-08-15
CIK 318716

SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:	Commission File Number:
June 30, 2007	0-7722

NEW CENTURY COMPANIES, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	061034587
(State or other jurisdiction of	(IRS Employer Identification
Incorporation or organization)	Number)

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

The number of shares of Common Stock, par value $ 0.10 per share, outstanding as of June 30, 2007 was 13,429,656.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Table of Contents

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

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

OVERVIEW

The Company is engaged in acquiring, re-manufacturing and selling pre-owned Computer Numerically Controlled ("CNC") machine tools to manufacturing customers. The Company provides rebuilt, retrofit and remanufacturing services for numerous brands of machine tools. The remanufacturing of a machine tool, typically consisting of replacing all components, realigning the machine, adding updated CNC capability and electrical and mechanical enhancements, generally takes two to four months to complete. Once completed, a remanufactured machine is a "like new," state-of-the-art machine with a price ranging from $275,000 to $1,000,000, which is substantially less then the price of an equivalent new machine. The Company also manufactures original equipment CNC large turning lathes and attachments under the trade name Century Turn.

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

OVERVIEW OF OPERATIONS

The Company's current strategy is to expand its customer sales base with its present line of machine products. The Company's growth strategy also includes strategic acquisitions in addition to growing the current business. Plans for expansion are funded through current working capital from ongoing sales. As of June 30, 2007, the Companies working capital is $1,222,314. However, significant growth will require additional funds in the form of debt or equity, or a combination thereof. The Company's growth strategy also includes strategic acquisitions in addition to growing the current business. A significant acquisition will require additional financing.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO JUNE 30, 2006.

Revenues. The Company generated revenues of $2,600,147 for the three months ended June 30, 2007, which was a $302,374 or 13% increase from $2,297,773 for the three months ended June 30, 2006. The increase is the result of higher sales volume and higher selling prices of New Century machines due to improved economic conditions.

Gross Profit. Gross profit for the three months ended June 30, 2007, was $711,002 or 27% of revenues, compared to $806,721, or 35% of revenues for the three months ended June 30, 2006, a 12% decrease. The decrease in gross profit is due to change in product mix for the type of machines in process.

Operating Income. Operating income for the three months ended June 30, 2007, was $192,616 compared to operating income of $360,379 for the three months ended June 30, 2006. The decrease of $167,763 or 47% in operating income is primarily due to approximately $88,000 increase in consulting expenses for public relations and market services, and secondarily to approximately $49,000 increase in salaries.

Interest Expense and Debt Discount Amortization. Interest expense for the three months ended June 30, 2007, was $722,273 compared with $813,110 for the three months ended June 30, 2006. The details of interest expenses for the three months ended June 30, 2007 are presented bellow:

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
INTEREST EXPENSES
For the Three Months Ended June 30, 2007 and 2006
(Unaudited)
(Rounded to nearest thousand)

	For the Three Months Ended June 30,			Variance
	2007		2006	$	%

$3.5 million convertible note
Amortization of debt discount (non-cash expense)	$557,000	*	$311,000	$246,000	79%
Amortization of deferred financing fees (non-cash expense)	90,000		84,000	6,000	7%
Interest on note
non-cash conversion into stock	74,000		-
cash payments	-		105,000
Liquidated damages accrued for failure to register common stock to convertible note holders (non-cash expense)	-		119,000	(119,000)	-100%

$300,000 convertible note
Amortization of debt discount (non-cash expense)	-		150,000	(150,000)	-100%
Amortization of deferred financing and extension fees (non-cash expense)	-		30,000	(30,000)	-100%
Interest on note	-		14,000	(14,000)	-100%

Interest and adjustments on other notes payable and leases	1,000		1,000	0	0%

Total	$722,000		$814,000	$(92,000)	-11%

* Includes $278,000 of interest expense due to debt discount reduction related to $350,000 conversion of principal of the CAMOFI Note in to the Company’s common stock

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO JUNE 30, 2006.

Revenues. The Company generated revenues of $5,785,616 for the six months ended June 30, 2007, which was a $1,787,996 or a 45% increase from $3,997,620 for the six months ended June 30, 2006. The increase is the result of higher sales volume and higher selling prices of New Century machines due to improved market conditions.

Gross Profit. Gross profit for the six months ended June 30, 2007, was $1,896,241 or 33% of revenues, compared to $1,209,960, or 30% of revenues for the six months ended June 30, 2006, a 57% increase. The increase of gross profit is the result of increased sales and higher selling prices..

Operating Income. Operating income for the six months ended June 30, 2007, was $658,582 compared to operating income of $308,589 for the six months ended June 30, 2006. The increase of $349,993 or 113% in operating income is due to the increase in revenues and gross margins as noted above.

Interest Expense and Debt Discount Amortization. Interest expense for the six months ended June 30, 2007 was $1,187,514 compared with $1,208,938 for the six months ended June 30, 2006. The details of interest expense for the six month ended June 30, 2007 are presented bellow:

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
INTEREST EXPENSES
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)
(Rounded to nearest thousand)

	For the Six Months Ended June 30,		Variance
	2007	2006	$	%

$3.5 million convertible note
Amortization of debt discount (non-cash expense)	$848,000	$408,000	$440,000	108%
Amortization of deferred financing fees (non-cash expense)	179,000	112,000	67,000	60%
Interest on note
non-cash conversion into stock	74,000	-	74,000
cash payments	84,000	134,000	(50,000)	-37%
Liquidated damages accrued for failure to register common stock to convertible note holders (non-cash expense)		163,000	(163,000)	-100%

$300,000 convertible note
Amortization of debt discount (non-cash expense)	-	300,000	(300,000)	-100%
Amortization of deferred financing and extension fees (non-cash expense)	-	59,000	(59,000)	-100%
Interest on note	-	30,000	(30,000)	-100%

Interest and adjustments on other notes payable and leases	2,000	3,000	(1,000)	-33%

Total	$1,187,000	$1,209,000	$(22,000)	-2%

* Includes $278,000 of interest expense due to debt discount reduction related to $350,000 conversion of principal of the CAMOFI Note in to the Company’s common stock

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

The net cash increase of the Company during the six months ended June 30, 2007 was $287,378. The increase is due to net cash provided by operating activities of $807,074, offset by $489,696 net cash used in financing activities, cash used primarily to pay down the Companies notes payable.

For the six months ended June 30, 2007, the cash provided by operating activities was $807,074, compared with $1,032,687 cash used in operating activities in the corresponding period from 2006. The increase in cash provided by operating activities is a result of increased sales.

For the six months ended June 30, 2007, the cash used in financing activities was $489,696, compared with $1,052,686 cash provided by financing activities in the six months ended June 30, 2006. The decrease of cash provided by financing activities is primarily due to $3,800,000 of proceeds from the issuance of two convertible notes in 2006, compared to no cash proceeds from debt or equity in 2007.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $8,300,000. This factor, among others, raises substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales along with debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2007. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In response to these problems, management has taken the following actions:

•	The Company continues its aggressive program for selling inventory.
•	The Company continues to implement plans to further reduce operating costs.
•	The Company is seeking investment capital through the public and private markets.

The accompanying condensed consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

INFLATION AND CHANGING PRICES

The Company does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

REGISTRATION RIGHTS OBLIGATION

On May 1, 2007, the Company entered into an Amended and Restated Registration Rights Agreement (the “2nd Amendment”) with CAMOFI, the holder of 12% Senior Secured Convertible Note. Pursuant to the Amendment, CAMOFI agreed to waive any liquidated damages prior to the date of the 2nd Amendment. Also, within 30 days after the date of the 2nd Amendment, the Company agreed to file a registration statement to cover the resale of the shares issuable upon conversion of the CAMOFI Note up to 33% of the Company’s issued and outstanding stock, and, in 90 days after the date of filing, to have the registration statement declared effective by the Securities and Exchange Commission.

On July 18, 2007, in view of the Securities and Exchange Commission’s (the “SEC”) position and interpretation of Rule 415 promulgated by the SEC pursuant to the Securities Act of 1933, as amended, CAMOFI waived its rights to have the Company register 33% of its issued and outstanding shares in the Registration statement that the Company filed on May 31, 2007 (the “Registration Statement”), as required by the May 1, 2007 Amended and Restated Registration Rights Agreement, and agreed to the inclusion of 3,000,000 shares of common stock of the Company representing 27% of the public float of the Company in the Registration Statement. All of the other provisions of the Registration Rights Agreement remained the same. (See Note 5)

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts and inventories. Actual results could differ from these estimates. The accounting policies stated bellow are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

Revenue Recognition

Service revenues are billed and recognized in the period the services are rendered.

The Company accounts for shipping and handling fees and costs in accordance with EITF 00-10 "Accounting for Shipping and Handling Fees and Costs." Such fees and costs incurred by the Company are recorded to cost of goods sold and are immaterial to the operations of the Company.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's June 30, 2007 Form 10-QSB. Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes made in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect these controls.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL

The Company's management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily to prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2007, the Company issued 100,000 shares of common stock to Equities Global Communications for public investor relations services, 300,000 shares of common stock to MarketByte, LLC, for internet public investor relations services, 15,000 shares of common stock to Evergreen Marketing, Inc. public investor relations services, and 75,000 shares of common stock to Longport Holdings, LLC, for corporate consulting and market services.

In June 2007, the Company` Board of Directors approved issuance of 675,000 shares of common stock as a conversion of principal and interest due on 12% Senior Secured Convertible debt. The shares were recorded on June 2007 in the issued and outstanding number of common shares, and were issued on July 2007.

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

Item 6. Exhibits

Exhibit 31.1 Section 302 Sarbanes Oxley Certification

Exhibit 32.1 Section 906 Sarbanes Oxley Certification

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$340,696
Contract receivables	308,327
Inventories, net	1,293,877
Costs and estimated earnings in excess of billings on uncompleted contracts	1,111,708
Deferred financing costs, net	358,292
Prepaid expenses and other current assets	1,560

Total current assets	3,414,460

Property and Equipment, net	330,729
Deferred Financing Costs Long Term, net	238,862

Total Assets	$3,984,051

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Overdraft	$25,701
Accounts payable and accrued liabilities	1,113,614
Dividends payable	335,450
Billings in excess of costs and estimated earnings on uncompleted contracts	353,276
Lease payable	24,710
Convertible notes payable, net of discount	339,395

Total current liabilities	2,192,146

Long-Term Liabilities
Lease payable - long term portion	48,608
Convertible notes payable, net of discount	197,980

Total long term liabilities	246,588

Commitments and Contingencies

Stockholders' Equity
Cumulative, convertible, Series B preferred stock, $1 par value,
15,000,000 shares authorized, no shares issued and outstanding
(liquidation preference of $25 per share)	-
Cumulative, convertible, Series C preferred stock, $1 par value,
75,000 shares authorized, 27,780 shares issued and outstanding
(liquidation preference of $933,000)	27,780
Cumulative, convertible, Series D preferred stock, $25 par value,
75,000 shares authorized, 11,640 shares issued and outstanding
(liquidation preference of $416,000)	291,000
Common stock, $0.10 par value, 50,000,000 shares authorized;
13,429,656 shares issued and outstanding	1,342,966
Subscriptions receivable	(462,500)
Notes receivable from stockholders	(542,902)
Deferred consulting fees	(459,751)
Additional paid-in capital	9,665,381
Accumulated deficit	(8,316,657)

Total stockholders' equity	1,545,317

Total Liabilities and Stockholders' equity	$3,984,051

See accompanying notes to these condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

CONTRACT REVENUES	$2,600,147	$2,297,773	$5,785,616	$3,997,620

COST OF SALES	1,889,145	1,491,052	3,889,375	2,787,660

GROSS PROFIT	711,002	806,721	1,896,241	1,209,960

OPERATING EXPENSES
Consulting and other compensation	212,955	124,900	642,318	327,958
Salaries and related	110,336	61,791	226,970	126,122
Selling, general and administrative	195,095	259,651	368,371	447,291
TOTAL OPERATING EXPENSES	518,386	446,342	1,237,659	901,371

OPERATING INCOME	192,616	360,379	658,582	308,589

OTHER (INCOME) EXPENSES
Loss on forgivenes of debt	4,729	-	(6,959)	-
Derivative liability	-	799,524	-	34,762
Interest, including debt discount amortization	(722,273)	(813,110)	(1,187,514)	(1,208,938)

TOTAL OTHER (INCOME) EXPENSES	(717,544)	(13,586)	(1,194,473)	(1,174,176)

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES	(524,928)	346,793	(535,891)	(865,587)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(524,928)	$346,793	$(535,891)	$(865,587)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(497,578)	$304,393	$(508,541)	$(620,112)

Basic net income (loss) applicable to common stockholders
per common share	$(0.04)	$0.03	$(0.04)	$(0.06)

Diluted net income (loss) applicable to common stockholders
per common share	$(0.04)	$0.02	$(0.04)	$(0.06)

Basic weighted average common shares outstanding	12,654,601	11,291,359	12,320,927	11,047,485

Diluted weighted average common shares outstanding	12,654,601	12,222,041	12,320,927	11,047,485

See accompanying notes to these condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June, 2007 and 2006
(Unaudited)

	2007	2006

Cash flows from operating activities:
Net loss	$(535,891)	$(865,587)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization of property and equipment	63,535	77,594
Amortization of deferred financing costs	179,148	170,779
Amortization of debt discounts	848,485	707,790
Amortization of deferred consulting fees	(126,683)	221,332
Estmated fair market value of common stock issued for consulting services
and related change in fair value	610,000	-
Conversion of interest to common stock	74,317
Derivative liability expense	-	(34,762)
Changes in operating assets and liabilities:
Contracts receivable	(4,766)	(462,700)
Inventories	(173,695)	(357,140)
Costs and estimated earnings in excess of billings on uncompleted contracts	48,960	(182,264)
Prepaid expenses and other current assets	18,645	(34,669)
Notes receivable from stockholders	(17,500)	-
Accounts payable and accrued liabilities	(77,846)	(153,572)
Billings in excess of costs and estimated earnings on uncompleted contracts	(99,635)	(119,488)

Net cash provided by (used in) operating activities	807,074	(1,032,687)

Cash flows from investing activities:
Purchases of property and equipment	(30,000)	(20,000)

Net cash used in investing activities	(30,000)	(20,000)

Cash flows from financing activities:
Restricted cash	123,898	(1,500,000)
Bank overdraft	6,929	(14,813)
Proceeds of issuance of convertible notes payable	-	3,800,000
Principal payments on notes payable and capital leases	(620,523)	(810,000)
Deferred financing costs	-	(422,500)

Net cash (used in) provided by financing activities	(489,696)	1,052,687

Net increase in cash	287,378	-

Cash at beginning of period	53,318	-

Cash at end of period	$340,696	$-

Supplemental disclosure of non-cash activities:

Accrued cumulative dividends on preferred stock	$42,400	$42,400

Reversal of accrued dividends older than four years on preferred stock	$(69,750)	$-

Conversion of notes payable and interest to common stock	$424,317	$170,250

Common stock and warrants issued for deferred financing costs	$-	$641,790

Debt discount on notes payable for note extension	$-	$18,900

Waived cumulative dividends on preferred stock	$-	$287,875

Conversion of Series C preferred stock to common stock	$-	$2,000

See accompanying notes to these condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization And Nature Of Operations

New Century Companies, Inc. and Subsidiary (collectively, the "Company"), a California corporation, was incorporated March 1996 and is located in Southern California. The Company provides after-market services, including rebuilding, retrofitting and remanufacturing of metal cutting machinery. Once completed, a remanufactured machine is "like new" with state-of-the-art computers and the cost to the Company's customers is substantially less than the price of a new machine.

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

Basis Of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the Company's financial position as of June 30, 2007, and the results of operations and cash flows for the interim periods presented, have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results for the full year ending December 31, 2007.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $8,300,000. This factor, among others, raises substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales along with debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2007. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Inventories represent cost of work in process on units not yet under contract. Cost includes all direct material and labor, machinery, subcontractors and allocations of indirect overhead. As of June 30, 2007, the company’s inventory was determined to be approximately $1,294,000 net, based on approximately $170,000 cost of labor, $879,000 cost of materials, $89,000 cost of subcontracted services, $442,000 overhead cost, offset by a $286,000 reserve for estimated markdowns on inventory costs.

Revenue Recognition

The Company's revenues consist of contracts with customers. The Company uses the percentage-of-completion method of accounting to account for long-term contracts and, therefore, takes into account the cost, estimated earnings and revenue to date on fixed-fee contracts not yet completed. The percentage-of-completion method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. Management believes that the Company's revenue recognition policy conforms to SAB No. 104. The Company recognizes revenue on contracts pursuant to Statements of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

The amount of revenue recognized at the financial statement date is the portion of the total contract price that the cost expended to date bears to the anticipated final cost, based on current estimates of cost to complete. It is not related to the progress billings to customers. Contract costs include all materials, direct labor, machinery, subcontract costs and allocations of indirect overhead.

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

Contracts that are substantially complete are considered closed for condensed consolidated financial statement purposes. Costs incurred and revenue earned on contracts in progress in excess of billings (under billings) are classified as a current asset. Amounts billed in excess of costs and revenue earned (over billings) are classified as a current liability.

The Company accounts for shipping and handling fees and costs in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." Shipping and handling fees and costs incurred by the Company are immaterial to the operations of the Company and are included in cost of sales.

In accordance with Statements of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of an estimate for markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience, current industry trends and estimated costs. As of June 30, 2007, the Company estimated the markdowns, price concessions and warranty costs and concluded amounts are immaterial and did not record any adjustment to revenues.

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

Common stock equivalents, representing convertible Preferred Stock, convertible debt, options and warrants totaling approximately 13,429,656 shares at June 30, 2007 are not included in the diluted loss per share as they would be anti-dilutive. Accordingly, diluted and basic loss per share are the same for June 30, 2007.

Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123-R, "Share-Based Payment," ("SFAS No. 123-R"). SFAS No. 123-R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. The exercise price of options is generally equal to the market price of the Company's common stock (defined as the closing price as quoted on the Over-the-Counter Bulletin Board administered by Nasdaq) on the date of grant. $86,400 and $0 of share-based compensation expense was recognized in the accompanying condensed consolidated financial statements for the three month periods ended June 30, 2007 and 2006, respectively. $216,000 and $0 of share-based compensation expense was recognized in the accompanying condensed consolidated financial statements for the six month periods ended June 30, 2007 and 2006, respectively

From time to time, the Company's Board of Directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of the Company's formal stock plans. The terms of these grants are individually negotiated and generally expire within five years from the grant date.

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

On November 13, 2006, the Company granted 2,000,000 options to key employees. The options will vest and become exercisable on December 1, 2007. At June 30, 2007, the Company had 1,750,000 options available for future issuance under their equity compensation plans.

In accordance with SFAS No. 123-R, the Company’s policy is to adjust share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after June 30, 2007 is recognized in the period the forfeiture estimate is changed.

At June 30, 2007, the Company estimated (using the Black Scholes pricing model) the fair value of options granted and no variance has been found. Therefore, the effect of forfeiture adjustments at the period ended June 30, 2007 was not applicable.

Options outstanding that have vested and are expected to vest as of June 30, 2007 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (1)
Vested	1,250,000	$0.32	0.42	$515,000
Expected to vest	2,000,000	$0.20	2.69	$1,060,000
Total	3,250,000			$1,575,000

(1)These amounts represent the difference between the exercise price and $0.73, the closing market price of the Company's common stock on June 30, 2007 as quoted on the Over-the-Counter Bulletin Board under the symbol "NCNC.OB" for all in-the-money options outstanding.

The Company’s policy for options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized. Additional information with respect to stock option activity is as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise	Intrinsic Value (1)
December 31, 2006	1,750,000	3,250,000	$0.25	$130,000
Grants	--	--	--	--
Exercises	--	--	--	--
Cancellations	--	--	--	--
June 30, 2007	1,750,000	3,250,000	$0.25	$1,575,000

Options exercisable at:
June 30, 2007		1,250,000	$0.32

(1) represents the added value as difference between the exercise price and the closing market price of the Company's common stock at the end of the reporting period (as of December 31, 2006 and June 30, 2007 the market price of the Company's common stock was $0.21 and $0.73, respectively).

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

From time to time, the Company issues warrants to employees and to third parties pursuant to various agreements, which are not approved by the shareholders. During the three and six month periods ended June 30, 2007, the Company did not grant any options or warrants.

The following is a status of the warrants outstanding at June 30, 2007 and the changes during the six months ended June 30, 2007:

		Weighted
	Warrants	Average Price

Outstanding, December 31, 2006	6,403,728	$0.57

Granted	--	--

Exercised	--	--

Cancelled/Terminated	(25,000)	(0.65)

Total Outstanding, June 30, 2007	6,378,728	$0.57

Exercisable, June 30, 2007	6,378,728	0.57

Deferred Financing Costs

Direct costs of securing debt financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. During the three months ended June 30, 2007 and 2006, the Company amortized approximately $90,000 and $104,000, respectively, to interest expense. During the six months ended June 30, 2007 and 2006, the Company amortized approximately $179,000 and $171,000, respectively, to interest expense. At June 30, 2007, the unamortized portion of deferred financing costs for the convertible note payable is approximately $597,000.

Beneficial Conversion Feature Of Convertible Notes Payable

The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). Pursuant to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the estimated fair value of the BCF recorded in the condensed consolidated financial statements resulted in a debt discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes.

Classification Of Warrant Obligation

In connection with the issuance of the 12% Senior Secured Convertible Notes, the Company has an obligation to file registration statements covering the registrable securities underlying the warrants issued in connection with the convertible note, as defined in the Amended Registration Rights Agreement.

The obligation to file the registration statement met the criterion of an embedded derivative to be bifurcated pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Under this transaction, the Company was obligated to register for resale the common shares underlying the warrants, and as a result, the embedded derivative associated with this warrant obligation did not meet the scope exception of paragraph 11(a) of SFAS No. 133. Specifically, at June 30, 2006, the Company did not have any uncommitted registered shares to settle the warrant obligation and accordingly, such obligation was classified as a liability (outside of stockholders' deficit) in accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The classification of the warrant obligation has been evaluated at each reporting date and reported as a liability until such time all of the criteria necessary for equity classification were met. The warrant liability was recorded originally, on February 28, 2006, the issuance date, at $2,190,000, and adjusted market-to-market every quarter to approximately $2,955,000, $2,155,000, $1,321,000 and $695,000 at the quarter ended March 31, 2006, June 30, 2006, September 30, 2006, and December 19, 2006, correspondingly. The market-to-market adjustment was reversed to derivative liability expense.

On December 19, 2006, the Company entered into an amended agreement with the warrant holder, CAMOFI Master LDC, where by the warrant holder agreed to waive all liquidated damages incurred as a result of the Company’s inability to file a registration statement to register the shares underlying the warrants. In addition, a limit was placed on the amount of liquidated damages to be incurred in the event the Company fails to have an effective registration statement within the time period required by the amended agreement. The liquidated damages would be limited to 10% of the outstanding balance of the note. As a result, the warrants met all the criteria outlined in EITF 00-19 to be classified as equity. Accordingly, the warrants were reclassified to equity at December 19, 2006, and the $695,000 fair value of warrant liability was credited to additional paid in capital. The December 19, 2006 Amended Registration Rights Agreement was Amended on May 1, 2007 and July 18, 2007. (See Note 5)

Management evaluated the warrants in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, and concluded that the warrants meet all the criteria required to be classified as equity.

Income Taxes

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109") on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Company's beginning tax positions. The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of June 30, 2007, the Company did not have any unrecognized tax benefits. The Company files a Consolidated Federal income tax return in the U.S. The Company files a separate income tax return in the State of California. The Company is no longer subject to U.S. Federal tax examinations for the years before 2004.

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

2. CONTRACTS IN PROGRESS

Contracts in progress as of June 30, 2007 which include completed contracts not completely billed represent the following:

Cumulative costs to date	$5,260,000
Cumulative gross profit to date	5,378,000
Cumulative revenue earned	10,638,000
Less progress billings to date	(9,879,000)
Net under billings	$759,000

The following is included in the accompanying condensed consolidated balance sheet under these captions as of June 30, 2007:

Costs and estimated earnings in excess of billings
on uncompleted contracts	$1,112,000
Billings in excess of costs and estimated earnings
on uncompleted contracts	(353,000)
Net under billings	$759,000

 3. DEBT FINANCING TRANSACTIONS

During the three months ended June 30, 2006, the Company made cash payments of $36,000 to reduce the principal balance on one of its outstanding secured notes payable. As of June 30, 2006, the balance of the note was $120,000.

During the three months ended June 30, 2006, the Company did not make any principal payments on one of its secured convertible note payable. As of June 30, 2006, the balance of the note was $3,500,000.

Also, during the three months ended June 30, 2006, the Company did not make any principal payments on one of its outstanding convertible notes payable. As of June 30, 2006, the principal balance on that note was $300,000.

During the three months ended June 30, 2007, the Company made cash payments of $12,000 to pay off one of its outstanding secured notes payable.

During the six months ended June 30, 2007, the Company made cash payments of $466,667 to reduce the principal balance on one of its outstanding secured convertible notes payable. Also, the Companies Board of Directors approved conversion of $350,000 principal and approximately $74,317 interest into 675,000 shares of Companies common stock. As of June 30, 2007, the principal balance is approximately $2,217,000 which is presented net of debt discounts totaling approximately $1,680,000.

Also, during the three months ended June 30, 2007, the Company recorded a capital lease of $79,176 and made cash payments of $7,497 of which $5,858 were recorded as payments on the principal balance of the capital lease payable. As of June 30, 2007, the principal balance on that lease was $73,318.

Debt Discount

During the three months ended June 30, 2007 and 2006, the Company amortized approximately $278,000 related to a convertible note payable to CAMOFI Master LDC ("CAMOFI") and $247,000, respectively, of debt discounts to interest expense. For the three months ended June 30, 2006, $97,000 was related to CAMOFI and $150,000 was related to a convertible note payable to Motivated Minds, LLC (“Motivated Minds”). Also, on June 2007, the Company reduced the debt discount by an additional $278,000, as result of conversion of $350,000 of principal on the CAMOFI note into the Company’s common stock.

During the six months ended June 30, 2007 and 2006, the Company amortized approximately $560,000 and $689,000, respectively, of debt discounts to interest expense. For the six months ended June 30, 2006, $389,000 was related to a convertible note payable to CAMOFI Master LDC ("CAMOFI") and $300,000 was related to a convertible note payable to Motivated Minds, LLC (“Motivated Minds”).

4. EQUITY TRANSACTIONS

Equity Compensation

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

All the above three contracts were recorded as public company expense in the first quarter of 2007 in the accompanying consolidated statements of operations.

In May 2007, the Company issued 100,000 shares of common stock valued at $70,000 (based on the market price of the shares) to a third party for public investor relations services under one year contract. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction and is amortized over the life of the agreement and recorded as deferred compensation expense.

In June 2007, the Company issued 300,000 shares of common stock valued at $210,000 (based on the market price of the shares) to a third party for internet public investor relations services under a three year contract. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction and is amortized over the life of the agreement.

In June 2007, the Company issued 15,000 shares of common stock valued at $10,500 (based on the market price of the shares) to a third party for public investor relations services under a 90 days contract. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction and is amortized over the life of the agreement.

In June 2007, the Company issued 75,000 shares of common stock valued at $52,500 (based on the market price of the shares) to a third party for corporate consulting and market services under a 6 months contract. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction and is amortized over the life of the agreement.

As described in Note 1, the Company enters into equity based compensation arrangements with non-employees where the value of the services are not readily determinable and the fair value of the equity instruments is more reliably measurable. Under most of these arrangements, the performance criteria required for a measurement date is not reached until the service period has been completed. As a result, the Company is required to re-measure the consideration at each reporting date based on its then current stock value. During the quarter ended June 30, 2007, the Company recorded net increases to the fair values of such equity based compensation arrangements of approximately $19,500. During the six months ended June 30, 2007, the Company recorded net increases to the fair values of such equity based compensation arrangements with third parties totaling $44,500.

During the three and six month months ended June 30, 2007 the Company amortized approximately $50,000 and $127,000, respectively, of consulting expense related to the amortization of deferred consulting fees on such equity based compensation arrangements.

As of June 30, 2007, the unamortized portion of consulting fees on such equity based compensation arrangements approximate $316,000.

Dividends on preferred stock

The preferred shares Series C and preferred shares Series D shares has a mandatory cumulative dividend of $1.25 per share, which is payable on a semi-annual basis in June and December each year to holders of record on November 30 and May 31, does not have any voting rights and has liquidation preferences.

Accrued dividends on Company’s preferred common stock older then four years are beyond the California Statute of Limitations and the dividends are no longer required to be paid. Therefore, the Company decreased dividends payable with $69,750 in June 2007 for those dividens older then four years.

At June 30, 2007, the Company had a total of 27,780 preferred shares Series C and 11,640 preferred shares Series D issued and outstanding. On June 30, 2007 the Company recorded an accrual of $42,400 dividends for preferred shares shareholders who did not waive their right to receive dividends. As of June 30, 2007, the Company’s accumulated dividends payable has a balance of $335,450.

Conversion of debt into shares of Company’s common stock

In June 2007, the Company’s Board of Directors approved issuance of 675,000 shares of common stock as a conversion of principal and interest due on 12% Senior Secured Convertible debt. The 675,000 shares of common stock were recorded at par value, and the difference between the par value of the stock issued upon conversion and the amount converted approximated $357,000 and was recorded as additional paid in capital.

The debt discount related to the convertible note was reduced pro-rata based on the debt reduction and approximately $278,000 was charged to interest expense .

5. SUBSEQUENT EVENTS

On July 17, 2007, The Company requested pursuant to Rule 477 under the Securities Act of 1933, as amended, that the Securities and Exchange Commission (the “Commission”) consent to the withdrawal by the Company of its Registrant's Registration Statement on Form SB-2 filed with the Commission on May 31, 2007 (File No. 333-143388) (the "Registration Statement"). The Company requested the withdrawal because it has elected to renegotiate certain provisions of the Registration Rights Agreement with the Selling Stockholders and has determined not to pursue with the registration of the securities included in the Registration Statement at this time. No securities were offered or sold pursuant to the Registration Statement.

On July 18, 2007, in view of the Securities and Exchange Commission’s (the “SEC”) position and interpretation of Rule 415 promulgated by the SEC pursuant to the Securities Act of 1933, as amended, CAMOFI waived its rights to have the Company register 33% of its issued and outstanding shares in the Registration statement that the Company filed on May 31, 2007 (the “Registration Statement”), as required by the May 1, 2007 Amended and Restated Registration Rights Agreement, and agreed to the inclusion of 3,000,000 shares of common stock of the Company representing 27% of the public float of the Company in the New Registration Statement, as described in the following paragraph. All of the other provisions of the Registration Rights Agreement remained the same.

On July 19, 2007 the Company filed a new registration statement on Form SB-2 with the Securities and Exchange Commission for registration of 3,000,000 shares of selling shareholders common stock.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2007	NEW CENTURY COMPANIES, INC.

/s/ DAVID DUQUETTE
Name: David Duquette
Title: Chairman, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: August 14, 2007	/s/ DAVID DUQUETTE
Name: David Duquette
Title: Chairman, President and Director

Date: August 14, 2007	/s/ JOSEF CZIKMANTORI
Name: Josef Czikmantori
Title: Secretary and Director