Form 10QSB
period 2007-09-30
NEW CENTURY COMPANIES INC
filed 2007-11-14
CIK 318716

SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:	Commission File Number:
September 30, 2007	0-7722

NEW CENTURY COMPANIES, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	061034587
(State or other jurisdiction of	(IRS Employer Identification
Incorporation or organization)	Number)

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

The number of shares of Common Stock, par value $ 0.10 per share, outstanding as of September 30, 2007 was 13,444,656.

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

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

ITEM 1. FINANCIAL STATEMENTS

The unaudited condensed consolidated Financial Statements are set forth at the end of this document.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-QSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, and market and general policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-QSB are qualified in their entirety by this statement.

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

The Company's current strategy is to expand its customer sales base with its present line of machine products. The Company's growth strategy also includes strategic acquisitions in addition to growing the current business. Plans for expansion are funded through current working capital from ongoing sales. As of September 30, 2007, the Company’s working capital is $626,935. However, significant growth will require additional funds in the form of debt or equity, or a combination thereof. The Company's growth strategy also includes strategic acquisitions in addition to growing the current business. A significant acquisition will require additional financing.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO SEPTEMBER 30, 2006.

Revenues. The Company generated revenues of $1,414,269 for the three months ended September 30, 2007, which was a $581,862 or 29% decrease from $1,996,131 for the three months ended September 30, 2006. The decrease is the result of slower than usual summer sales and a tighter credit market.

Gross Profit. Gross profit for the three months ended September 30, 2007, was negative $34,561 or 2% of revenues, compared to a positive $368,900 or 18% of revenues for the three months ended September 30, 2006, a 109% decrease. The decrease in gross profit is due to the rework of three remanufactured machines which needed additional labor cost.

Operating Loss. Operating loss for the three months ended September 30, 2007, was $457,790 compared to operating loss of $18,661 for the three months ended September 30, 2006. The increase in loss of $439,129 is primarily due to decreased revenues for the quarter ended September 30, 2007.

Interest Expense and Debt Discount Amortization. Interest expense for the three months ended September 30, 2007, was $475,188 compared with $514,302 for the three months ended September 30, 2006. The decrease of $39,114 in interest expenses is due to a decrease in the balance outstanding on Convertible Note by payments or conversion of principal. The details of interest expenses for the three months ended September 30, 2007 are presented in the Table below.

Liquidated Damages Expense. The Company accrued approximately $55,000 of liquidated damages during the quarter ended September 30, 2007 on the CAMOFI $2.2 million convertible debt as a penalty for failure to respond within 14 calendar days to Securities Exchange Commission comments, made in respect to the Registration Statement, compared with $420,000 of liquidated damages during the quarter ended September 30, 2006 on the same CAMOFI debt as a penalty for failure to have a registration statement declared effective as required by our previous financing (See Registration Rights Obligation section).

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
INTEREST AND LIQUIDATED DAMAGES EXPENSES
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)
(Rounded to nearest thousand)

	For the Three Months Ended September 30,			Variance
	2007		2006	$	%

$3.5 million convertible note
Amortization of debt discount (non-cash expense)	$252,000	*	$292,000	$(40,000)	-14%
Amortization of deferred financing fees (non-cash expense)	90,000		84,000	6,000	7%
Interest on note	133,000		100,000	33,000	33%
Liquidated damages accrued for failure to register common stock conform with Registration Rights Agreement of convertible note holders (non-cash expense)	55,000		420,000	(365,000)	-87%

$300,000 convertible note
Amortization of debt discount (non-cash expense)	-		-	0	-
Amortization of deferred financing and extension fees (non-cash expense)	-		21,000	(21,000)	-100%
Interest on note	-		17,000	(17,000)	-100%

Interest and adjustments on other notes payable and leases	1,000		800	200	25%

Total	$531,000		$934,800	$(403,800)	-43%

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO SEPTEMBER 30, 2006.

Revenues. The Company generated revenues of $7,199,885 for the nine months ended September 30, 2007, a $1,206,134 or a 20% increase from $5,993,751 for the nine months ended September 30, 2006. The increase is the result of higher sales volume and higher selling prices of New Century machines on the first and second quarter of the fiscal year 2007.

Gross Profit. Gross profit for the nine months ended September 30, 2007, was $1,861,680 or 26% of revenues, compared to $1,578,860, or 26% of revenues for the nine months ended September 30, 2006, a 18% increase. The increase in gross profit is the result of increased sales during the first six months of the year 2007.

Operating Income. Operating income for the nine months ended September 30, 2007, was $200,792 compared to operating income of $276,027 for the nine months ended September 30, 2006. The decrease of 27% in operating income is due primarily to an increase in consulting expenses for public relations and marketing services.

Interest Expense and Debt Discount Amortization. Interest expense for the nine months ended September 30, 2007 was $1,662,702 compared to $1,560,740 for the nine months ended September 30, 2006, an increase of $101,962 . The decrease in interest expenses is due to decrease of balance outstanding on Convertible Note by payments or conversion of principal. (The details of interest expense for the nine months ended September 30, 2007 are presented below.)

Liquidated Damages Expense. The Company accrued approximately $55,000 of liquidated damages during the nine months ended September 30, 2007 on the CAMOFI $2.2 million convertible debt as a penalty for failure to respond within 14 calendar days to Securities Exchange Commission comments, made in respect to the Registration Statement, compared with $582,500 of liquidated damages during the nine months ended September 30, 2006 on the same CAMOFI debt as a penalty for failure to have a registration statement declared effective as required by our previous financing (See Registration Rights Obligation section).

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
INTEREST AND LIQUIDATED DAMAGES EXPENSES
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)
(Rounded to nearest thousand)

	For the Nine Months Ended September 30,			Variance
	2007		2006	$	%

$3.5 million convertible note
Amortization of debt discount (non-cash expense)	$1,100,000	*	$700,000	$400,000	57%
Amortization of deferred financing fees (non-cash expense)	269,000		196,000	73,000	37%
Interest on note
non-cash conversion into stock	74,000		-	74,000
cash payments and accrual	217,000		234,000	(17,000)	-7%
Liquidated damages accrued for failure to register common stock conform with Registration Rights Agreement of convertible note holders (non-cash expense)	55,000		583,000	(528,000)	-91%

$300,000 convertible note
Amortization of debt discount (non-cash expense)	-		300,000	(300,000)	-100%
Amortization of deferred financing and extension fees (non-cash expense)	-		76,000	(76,000)	-100%
Interest on note	-		47,000	(47,000)	-100%

Interest and adjustments on other notes payable and leases	3,000		3,800	(800)	-21%

Total	$1,718,000		$2,139,800	$(421,800)	-20%

* Includes $278,000 of interest expense due to debt discount reduction related to $350,000 conversion of principal of the CAMOFI Note in to Company's common stock

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

The net cash decrease during the nine months ended September 30, 2007 was $34,771. The decrease is due to $624,500 cash used in financing activities to pay down the Companies notes payable and to $32,225 net cash used in investing activities.

For the nine months ended September 30, 2007, the cash provided by operating activities was $476,323, compared with $1,590,530 cash used in operating activities in the corresponding period from 2006. The increase in cash provided by operating activities is a result of increased sales in the first six months of 2007.

For the nine months ended September 30, 2007, the cash used in financing activities was $478,869, compared with $1,670,874 cash provided by financing activities in the nine months ended September 30, 2006. The decrease of cash provided by financing activities is primarily due to $3,800,000 of proceeds from the issuance of two convertible notes in 2006, compared to no cash proceeds from debt or equity in 2007.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $9,200,000. This factor, among others, raises substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales along with debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2007. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

REGISTRATION RIGHTS OBLIGATION

On December 19, 2006, we entered into an Amended and Restated Registration Rights Agreement (the “Amended and Restated Agreement”) with CAMOFI. Pursuant to the Amended and Restated Agreement we agreed to file registration statements to cover the resale of the shares issuable upon conversion of the CAMOFI Note and warrants as follows: (i) on or before January 31, 2007, prepare and file with the United States Securities and Exchange Commission (“SEC”) a Registration Statement covering the resale of all common Stock issuable upon conversion of the 12% Senior Secured Convertible Note dated February 28, 2009, up to 33% of our issued and outstanding stock; (ii) within 90 days from effectiveness of the Registration Statement referred to in i) above, prepare and file a Registration Statement covering the resale of all common Stock issuable upon conversion of the 12% Senior Secured Convertible Note dated February 28, 2009 to the extent not registered above plus all shares of common stock underlying the Purchaser Warrants, up to 33% of our issued and outstanding stock; (iii) within 90 days from effectiveness of the Registration Statement referred to in ii) above, prepare and file a Registration Statement covering the resale of all common Stock issuable upon conversion of the 12% Senior Secured Convertible Note dated February 28, 2009 plus all shares of common stock underlying the Purchaser Warrants to extent not registered above, up to 33% of our issued and outstanding stock; and (iv) within 90 days from effectiveness of the Registration Statement referred to in iii) above, prepare and file a Registration Statement covering the resale of all additional Purchaser Warrants to extent not registered above, up to 33% of our issued and outstanding stock.

On May 1, 2007, the Company entered into an Amended and Restated Registration Rights Agreement (the “2nd Amendment”) with CAMOFI, the holder of 12% Senior Secured Convertible Note. Pursuant to the Amendment, CAMOFI agreed to waive any liquidated damages prior to the date of the 2nd Amendment. Also, within 30 days after the date of the 2nd Amendment, the Company agreed to file a registration statement to cover the resale of the shares issuable upon conversion of the CAMOFI Note up to 33% of the Company’s issued and outstanding stock, and, in 90 days after the date of filing, to have the registration statement declared effective by the Securities and Exchange Commission.  Pursuant to the Second Amended and Restated Registration Rights Agreement, CAMOFI agreed to waive any liquidated damages accrued prior to the date of the Amendment. However, the failure to timely file the Registration Statement and have the registration statement declared effective, will subject us to liquidated damages equal to 1.5% of the outstanding principal of the Notes for any registrable securities then held by CAMOFI for the first 30 days (or part thereof) after the default date and an additional 1.5% for any subsequent 30-day period (or part thereof), thereafter or a maximum of 10% of the remaining balance of the CAMOFI Notes. If we fail to pay any partial liquidated damages within seven days after the date payable, we will be required to pay interest thereon at a rate of 20% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to CAMOFI, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

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

On October 18, 2007 the Company filed an amended registration statement on Form SB-2 with the Securities and Exchange Commission to answer to SEC comments on the registration statement filed on July 19, 2007.

We are currently not in compliance with our obligations under the Second Amended and Restated Agreement to have this Registration Statement declared effective within 90 days of filing and to respond to comments of the SEC within 14 calendar days after receipt. If we do not obtain a waiver of such default by CAMOFI we will be obligated to pay liquidated damages to CAMOFI as described above.  We currently accrued $55,417 of liquidated damages.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts and inventories. Actual results could differ from these estimates. The accounting policies stated below are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

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

Contracts that are substantially complete are considered closed for consolidated financial statement purposes. Revenue earned on contracts in progress in excess of billings (under billings) is classified as a current asset. Amounts billed in excess of revenue earned (over billings) are classified as a current liability.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Inventories represent cost of work in process on units not yet under contract. Cost includes all direct material and labor, machinery, subcontractors and allocations of indirect overhead. As of September 30, 2007, the company’s inventory was determined to be approximately $1,490,000 net, based on approximately $204,000 cost of labor, $913,000 cost of materials, $117,000 cost of subcontracted services, $542,000 overhead cost, offset by a $286,000 reserve for estimated markdowns on inventory costs.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to filing the Company's September 30, 2007 Form 10-QSB. Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes made in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect these controls.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL

The Company's management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Starting July 2007, the Company is in default with all monthly payments on CAMOFI Convertible Note payable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

The Company is in process of filing a registration statement.

Item 6. Exhibits

Exhibit 31.1 Section 302 Sarbanes Oxley Certification for Chief Executive Officer
Exhibit 31.2 Section 302 Sarbanes Oxley Certification for Chief Financial Officer
Exhibit 32.1 Section 906 Sarbanes Oxley Certification

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$18,547
Contract receivables	669,393
Inventories, net	1,489,865
Costs and estimated earnings in excess of billings on uncompleted contracts	605,195
Deferred financing costs, net	358,292
Prepaid expenses and other current assets	21,902

Total current assets	3,163,194

Property and Equipment, net	300,830
Deferred Financing Costs Long Term, net	149,288

Total Assets	$3,613,312

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Overdraft	$40,505
Accounts payable and accrued liabilities	1,347,372
Dividends payable	335,450
Billings in excess of costs and estimated earnings on uncompleted contracts	284,458
Lease payable	29,988
Convertible notes payable, net of discount	498,486

Total current liabilities	2,536,259

Long-Term Liabilities
Lease payable - long term portion	39,355
Convertible notes payable, net of discount	290,783

Total long term liabilities	330,138

Commitments and Contingencies

Stockholders' Equity
Cumulative, convertible, Series B preferred stock, $1 par value,
15,000,000 shares authorized, no shares issued and outstanding
(liquidation preference of $25 per share)	-
Cumulative, convertible, Series C preferred stock, $1 par value,
75,000 shares authorized, 26,880 shares issued and outstanding
(liquidation preference of $933,000)	26,880
Cumulative, convertible, Series D preferred stock, $25 par value,
75,000 shares authorized, 11,640 shares issued and outstanding
(liquidation preference of $416,000)	291,000
Common stock, $0.10 par value, 50,000,000 shares authorized;
13,444,656 shares issued and outstanding	1,344,466
Subscriptions receivable	(462,500)
Notes receivable from stockholders	(553,402)
Deferred consulting fees and employees stock option expense	(284,270)
Additional paid-in capital	9,627,781
Accumulated deficit	(9,243,040)

Total stockholders' equity	746,915

Total Liabilities and Stockholders' equity	$3,613,312

See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	For the Three Months Ended Sep 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

CONTRACT REVENUES	$1,414,269	$1,996,131	$7,199,885	$5,993,751

COST OF SALES	1,448,830	1,627,231	5,338,205	4,414,891

GROSS PROFIT	(34,561)	368,900	1,861,680	1,578,860

OPERATING EXPENSES
Consulting and other compensation	160,555	104,464	802,873	432,422
Salaries and related	85,368	86,826	312,338	212,948
Selling, general and administrative	177,306	196,271	545,677	657,463
TOTAL OPERATING EXPENSES	423,229	387,561	1,660,888	1,302,833

OPERATING INCOME (LOSS)	(457,790)	(18,661)	200,792	276,027

OTHER (INCOME) EXPENSES
Gain (loss) on forgivenes of debt	62,012	(6,697)	55,053	7,204
Derivative liability	-	834,285	-	869,047
Liquidated damages	(55,417)	(420,000)	(55,417)	(582,500)
Interest, including debt discount amortization	(475,188)	(514,302)	(1,662,702)	(1,560,740)

TOTAL OTHER EXPENSES	(468,593)	(106,714)	(1,663,066)	(1,266,989)

LOSS BEFORE PROVISION FOR
INCOME TAXES	(926,383)	(125,375)	(1,462,274)	(990,962)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(926,383)	$(125,375)	$(1,462,274)	$(990,962)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(899,033)	$(125,375)	$(1,434,924)	$(745,487)

Basic net loss applicable to common stockholders
per common share	$(0.07)	$(0.01)	$(0.11)	$(0.07)

Diluted net loss applicable to common stockholders
per common share	$(0.07)	$(0.01)	$(0.11)	$(0.07)

Basic weighted average common shares outstanding	13,440,580	11,435,487	12,698,246	11,176,819

Diluted weighted average common shares outstanding	13,440,580	11,435,487	12,698,246	11,176,819

See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(1,462,274)	$(990,962)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization of property and equipment	95,659	111,737
Net gain on forgiveness of debt	55,053	(7,204)
Amortization of deferred financing costs	268,722	254,545
Amortization of debt discounts	1,100,380	1,020,628
Amortization of deferred consulting fees, deffered employee stock option expense, estmated fair market value of common stock issued for consulting services
and related change in fair value	696,116	244,909
Derivative liability expense (credit)	-	(869,047)
Changes in operating assets and liabilities:
Contracts receivable	(365,832)	(452,895)
Inventories	(369,683)	(656,757)
Costs and estimated earnings in excess of billings on uncompleted contracts	555,473	(113,780)
Prepaid expenses and other current assets	(1,697)	(31,445)
Notes receivable from stockholders	(28,000)	-
Accounts payable and accrued liabilities	100,859	154,362
Billings in excess of costs and estimated earnings on uncompleted contracts	(168,453)	(254,621)

Net cash provided by (used in) operating activities	476,323	(1,590,530)

Cash flows from investing activities:
Purchases of property and equipment	(32,225)	(20,000)

Net cash used in investing activities	(32,225)	(20,000)

Cash flows from financing activities:
Restricted cash	123,898	(566,310)
Bank overdraft	21,733	(27,649)
Proceeds of issuance of convertible notes payable	-	3,800,000
Principal payments on notes payable and capital leases	(624,500)	(1,112,667)
Deferred financing costs	-	(422,500)

Net cash (used in) provided by financing activities	(478,869)	1,670,874

Net increase (decrease) in cash	(34,771)	60,344

Cash at beginning of period	53,318	-

Cash at end of period	$18,547	$60,344

Supplemental disclosure of non-cash investing and financing activities:

Accrued cumulative dividends on preferred stock	$42,400	$42,400

Reversal of accrued dividends older than four years on preferred stock	$(69,750)	$-

Conversion of notes payable and interest to common stock	$424,317	$170,250

Common stock and warrants issued for deferred financing costs	$-	$641,790

Debt discount on convertible notes payable	$1,427,397	$3,823,400

Debt discount on notes payable for note extension	$-	$18,900

Waived cumulative dividends on preferred stock	$-	$287,875

Conversion of Series C preferred stock to common stock	$1,500	$2,000

See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

Basis Of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the Company's financial position as of September 30, 2007, and the results of operations and cash flows for the interim periods presented, have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the full year ending December 31, 2007.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $9,200,000. This factor, among others (See Note 3), raises substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales along with debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2007. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Inventories represent cost of work in process on units not yet under contract. Cost includes all direct material and labor, machinery, subcontractors and allocations of indirect overhead. As of September 30, 2007, the company’s inventory was determined to be approximately $1,490,000 net, based on approximately $204,000 cost of labor, $913,000 cost of materials, $117,000 cost of subcontracted services, $542,000 overhead cost, offset by a $286,000 reserve for estimated markdowns on inventory costs.

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

In accordance with Statements of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of an estimate for markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience, current industry trends and estimated costs. As of September 30, 2007, the Company estimated the markdowns, price concessions and warranty costs and concluded amounts are immaterial and did not record any adjustment to revenues.

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

Common stock equivalents, representing convertible Preferred Stock, convertible debt, options and warrants totaling approximately 3,303,000 shares at September 30, 2007 are not included in the diluted loss per share as they would be anti-dilutive. Accordingly, diluted and basic loss per share are the same for September 30, 2007.

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

On November 13, 2006, the Company granted 2,000,000 options to key employees. The options will vest and become exercisable on December 1, 2007. At September 30, 2007, the Company had 1,850,000 options available for future issuance under their equity compensation plans. $86,400 and $0 of share-based compensation expense was recognized in the accompanying condensed consolidated financial statements for the three month periods ended September 30, 2007 and 2006, respectively. $259,200 and $0 of share-based compensation expense was recognized in the accompanying condensed consolidated financial statements for the nine month periods ended September 30, 2007 and 2006, respectively.

In accordance with SFAS No. 123-R, the Company’s policy is to adjust share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after September 30, 2007 is recognized in the period the forfeiture estimate is changed.

At September 30, 2007, the Company estimated (using the Black Scholes pricing model) the fair value of options granted and no variance has been found. Therefore, the effect of forfeiture adjustments at the period ended September 30, 2007 was not applicable.

Options outstanding that have vested and are expected to vest as of September 30, 2007 are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (1)
Vested	1,150,000	$0.25	0.31	$126,500
Expected to vest	2,000,000	$0.20	2.62	$320,000
Total	3,150,000			$446,500

(1)These amounts represent the difference between $0.36, the closing market price of the Company's common stock on September 30, 2007 as quoted on the Over-the-Counter Bulletin Board under the symbol "NCNC.OB" for all in-the-money options outstanding, and the exercise price.

The Company’s policy for options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized. Additional information with respect to stock option activity is as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise	Intrinsic Value (1)
December 31, 2006	1,750,000	3,250,000	$0.22	$--
Grants	--	--	--	--
Exercises	--	--	--	--
Cancellations	100,000	100,000	1.10	--
September 30, 2007	1,850,000	3,150,000	$0.22	$259,000

Options exercisable at:
September 30, 2007		1,150,000	$0.25	$126,500

(1) represents the added value as difference between the closing market price of the Company's common stock at the end of the reporting period (as of December 31, 2006 and September 30, 2007, the market price of the Company's common stock was $0.21 and $0.36, respectively), and the exercise price.

The Company follows SFAS No. 123-R (as interpreted by EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services") to account for transactions involving services provided by third parties where the Company issues equity instruments as part of the total consideration. Pursuant to paragraph 7 of SFAS No. 123 (R), the Company accounts for such transactions using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company applies EITF Issue No. 96-18 to transactions when the value of the goods and/or services are not readily determinable and (1) the fair value of the equity instruments is more reliably measurable and (2) the counterparty receives equity instruments in full or partial settlement of the transactions, using the following methodology:

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

From time to time, the Company issues warrants to employees and to third parties pursuant to various agreements, which are not approved by the shareholders. During the three and nine month periods ended September 30, 2007, the Company did not grant any options or warrants.

The following is a status of the warrants outstanding at September 30, 2007 and the changes during the nine months ended September 30, 2007:

		Weighted
	Warrants	Average Price

Outstanding, December 31, 2006	6,403,728	$0.57

Granted	--	--

Exercised	--	--

Cancelled/Terminated	(25,000)	(0.65)

Total Outstanding, September 30, 2007	6,378,728	$0.57

Exercisable, September 30, 2007	6,378,728	0.57

Deferred Financing Costs

Direct costs of securing debt financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. During the three months ended September 30, 2007 and 2006, the Company amortized approximately $90,000 and $84,000, respectively, to interest expense. During the nine months ended September 30, 2007 and 2006, the Company amortized approximately $269,000 and $255,000, respectively, to interest expense. At September 30, 2007, the unamortized portion of deferred financing costs for the convertible note payable is approximately $507,000.

Beneficial Conversion Feature Of Convertible Notes Payable

The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). Pursuant to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the estimated fair value of the BCF recorded in the condensed consolidated financial statements resulted in a debt discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes (See Debt Discount Note).

Classification Of Warrant Obligation

In connection with the issuance of the 12% Senior Secured Convertible Notes, the Company has an obligation to file registration statements covering the registrable securities underlying the warrants issued in connection with the convertible note, as defined in the Amended Registration Rights Agreement.

The obligation to file the registration statement met the criterion of an embedded derivative to be bifurcated pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. Under this transaction, the Company was obligated to register for resale the common shares underlying the warrants, and as a result, the embedded derivative associated with this warrant obligation did not meet the scope exception of paragraph 11(a) of SFAS No. 133. Specifically, at September 30, 2006, the Company did not have any uncommitted registered shares to settle the warrant obligation and accordingly, such obligation was classified as a liability (outside of stockholders' deficit) in accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The classification of the warrant obligation has been evaluated at each reporting date and reported as a liability until such time all of the criteria necessary for equity classification were met. The warrant liability was recorded originally, on February 28, 2006, the issuance date, at $2,190,000, and adjusted market-to-market every quarter to approximately $2,955,000, $2,155,000, $1,321,000 and $695,000 at the quarter ended March 31, 2006, September 30, 2006, September 30, 2006, and December 19, 2006, correspondingly. The market-to-market adjustment was reversed to derivative liability expense.

On December 19, 2006, the Company entered into an amended agreement with the warrant holder, CAMOFI Master LDC, where by the warrant holder agreed to waive all liquidated damages incurred as a result of the Company’s inability to file a registration statement to register the shares underlying the warrants. In addition, a limit was placed on the amount of liquidated damages to be incurred in the event the Company fails to have an effective registration statement within the time period required by the amended agreement. The liquidated damages would be limited to 10% of the outstanding balance of the note. As a result, the warrants met all the criteria outlined in EITF 00-19 to be classified as equity. Accordingly, the warrants were reclassified to equity at December 19, 2006, and the $695,000 fair value of warrant liability was credited to additional paid in capital. The December 19, 2006 Amended Registration Rights Agreement was Amended on May 1, 2007, July 18, 2007 and October 18, 2007 (See details on Registration Rights Obligation Section in the Management Discussion and Analysis section).

Management evaluated the warrants in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, and concluded that the warrants meet all the criteria required to be classified as equity.

Income Taxes

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109") on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Company's beginning tax positions. The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of September 30, 2007, the Company did not have any unrecognized tax benefits. The Company files a Consolidated Federal income tax return in the U.S. The Company files a separate income tax return in the State of California. The Company is no longer subject to U.S. Federal tax examinations for the years before 2004.

Significant Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115 (“Accounting for Certain Investments in Debt and Equity Securities”) applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders’ equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interest entities that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its consolidated statement of operations at each subsequent reporting date.

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

2. CONTRACTS IN PROGRESS

Contracts in progress as of September 30, 2007 which include completed contracts not completely billed represent the following (approximated amounts):

Cumulative costs to date	$6,572,000
Cumulative gross profit to date	5,480,000

Cumulative revenue earned	12,052,000

Less progress billings to date	(11,731,000)

Net under billings	$321,000

The following is included in the accompanying condensed consolidated balance sheet under these captions as of September 30, 2007 (approximated amounts):

Costs and estimated earnings in excess of billings
on uncompleted contracts	$605,000

Billings in excess of costs and estimated earnings
on uncompleted contracts	(284,000)

Net under billings	$321,000

 3. DEBT FINANCING TRANSACTIONS

During the three months ended September 30, 2006, the Company made cash payments of $36,000 to reduce the principal balance on one of its outstanding secured notes payable. As of September 30, 2006, the balance of the note was $84,000.

During the three months ended September 30, 2006, the Company made cash payments of approximately $117,000 to reduce the principal balance on one of its secured convertible notes payable. As of September 30, 2006, the balance of the note was $3,383,000.

Also, during the three months ended September 30, 2006, the Company made cash payments of $150,000 to reduce the principal balance on one of its outstanding convertible notes payable. As of September 30, 2006, the principal balance on that note was $150,000.

During the three months ended September 30, 2006, the Company made cash payments of $81,000 to pay off two of its outstanding secured notes payable.

Also, during the three months ended September 30, 2007, the Company made cash payments of approximately $7,500 to capital lease payable of which $4,000 were recorded as payments on the principal balance.

For the three months ended September 30, 2007, the Company is in default on payments on its secured convertible note payable The Company is currently renegotiating the term of the note and intend to pay the interest due shortly. As of September 30, 2007, the balance of the note was $2,217,000.

During the nine months ended September 30, 2007, the Company made cash payments of $48,000 to pay in full one of its outstanding secured notes payable

During the nine months ended September 30, 2007, the Company made cash payments of $100,000 to reduce the principal balance on one of its outstanding secured convertible notes payable.

During the nine months ended September 30, 2007, the Company made cash payments of $466,667 to reduce the principal balance on one of its outstanding secured convertible notes payable. Also, the Company’ Board of Directors approved conversion of $350,000 principal and approximately $74,317 of interest into 675,000 shares of the Company’s common stock. As of September 30, 2007, the principal balance is approximately $2,217,000 which is presented net of debt discounts totaling approximately $789,000.

During the nine months ended September 30, 2007, the Company made cash payments of approximately $22,500 on the capital lease payable of which $9,833 were recorded as payments on the principal balance. As of September 30, 2007, the principal balance on that lease was $69,000.

Debt Discount

During the three months ended September 30, 2007 and 2006, the Company amortized approximately $252,000 related to a convertible note payable to CAMOFI Master LDC ("CAMOFI") and $313,000, respectively, of debt discounts to interest expense.

During the nine months ended September 30, 2007 and 2006, the Company amortized approximately $1,100,000 and $1,021,000, respectively, of debt discounts to interest expense. For the nine months ended September 30, 2006, $700,000 was related to a convertible note payable to CAMOFI and $300,000 was related to a convertible note payable to Motivated Minds, LLC (“Motivated Minds”).

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

In May 2007, the Company issued 100,000 shares of common stock valued at $70,000 (based on the market price of the shares) to a third party for public investor relations services under one year contract. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction as a deferred charge and is amortized to operating expense over the life of the agreement.

In June 2007, the Company issued 300,000 shares of common stock valued at $210,000 (based on the market price of the shares) to a third party for internet public investor relations services under a three year contract. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction as a deferred charge and is amortized to operating expense over the life of the agreement.

In June 2007, the Company issued 15,000 shares of common stock valued at $10,500 (based on the market price of the shares) to a third party for public investor relations services under a 90 days contract. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction as a deferred charge and is amortized to operating expense over the life of the agreement.

In June 2007, the Company issued 75,000 shares of common stock valued at $52,500 (based on the market price of the shares) to a third party for corporate consulting and market services under a 6 months contract. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction as a deferred charge and is amortized to operating expense over the life of the agreement.

All the above four contracts were recorded as public company expense in the second quarter of 2007 in the accompanying consolidated statements of operations.

As described in Note 1, the Company enters into equity based compensation arrangements with non-employees where the value of the services are not readily determinable and the fair value of the equity instruments is more reliably measurable. Under most of these arrangements, the performance criteria required for a measurement date is not reached until the service period has been completed. As a result, the Company is required to re-measure the consideration at each reporting date based on its then current stock value. During the quarter ended September 30, 2007, the Company recorded net decreases to the fair values of such equity based compensation arrangements of approximately $37,500. During the nine months ended September 30, 2007, the Company recorded net increases to the fair values of such equity based compensation arrangements with third parties totaling $7,000.

During the three and nine months ended September 30, 2007 the Company amortized approximately $181,000 and $259,000, respectively, of consulting expense related to deferred consulting fees on such equity based compensation arrangements. As of September 30, 2007, the unamortized portion of consulting fees on such equity based compensation arrangements approximate $227,000.

Dividends on preferred stock

The preferred shares Series C and preferred shares Series D shares have a mandatory cumulative dividend of $1.25 per share, which is payable on a semi-annual basis in September and December each year to holders of record on November 30 and May 31, does not have any voting rights and has liquidation preferences.

Accrued dividends on the Company’s preferred common stock older then four years are beyond the California Statute of Limitations and the dividends are no longer required to be paid. Therefore, the Company decreased dividends payable by $69,750 in September 2007 for those dividends older than four years that the Company does not intend to pay.

At September 30, 2007, the Company had a total of 26,680 preferred shares Series C and 11,640 preferred shares Series D issued and outstanding. On June 30, 2007 the Company recorded an accrual of $42,400 dividends for preferred shares shareholders who did not waive their right to receive dividends. As of September 30, 2007, the Company’s accumulated dividends payable has a balance of $335,450.

Conversion of debt into shares of Company’s common stock

In June 2007, the Company’s Board of Directors approved the issuance of 675,000 shares of common stock as a conversion of principal and interest due on the 12% Senior Secured Convertible debt. The 675,000 shares of common stock were recorded at par value, and the difference between the par value (approximated $67,000) of the stock issued upon conversion and the amount converted (approximated $425,000) amounted $357,000 which was recorded as additional paid in capital.

The debt discount related to the convertible note was reduced pro-rata based on the debt reduction and approximately $278,000 was charged to interest expense .

5. SUBSEQUENT EVENTS

On October 18, 2007 the Company filed an amended registration statement on Form SB-2 with the Securities and Exchange Commission to answer to SEC comments on the registration statement filed on July 19, 2007.

On November 9, 2007 the Company filed an amended registration statement on Form SB-2 with the Securities and Exchange Commission to answer to SEC comments on the amended registration statement filed on October 18, 2007.

On November 13, 2007, the Securities and Exchange Commission declared effective the registration statement filed on October 18, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2007	NEW CENTURY COMPANIES, INC.

/s/ DAVID DUQUETTE

Name: David Duquette
Title: Chairman, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: November 14, 2007	/s/ DAVID DUQUETTE

Name: David Duquette
Title: Chairman, President and Director

Date: November 14, 2007	/s/ JOSEF CZIKMANTORI

Name: Josef Czikmantori
Title: Secretary and Director