Form 10KSB
period 2007-12-31
NEW CENTURY COMPANIES INC
filed 2008-05-15
CIK 318716

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

FORM 10-KSB

(MARK ONE)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
ACT OF 1934.

FOR THE TRANSITION PERIOD FROM __________ TO____________

COMMISSION FILE NUMBER 000-09459

NEW CENTURY COMPANIES, INC.

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

DELAWARE	0610345787
(STATE OR OTHER JURISDICTION OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

9831 ROMANDEL AVE. SANTA FE SPRINGS, CA	90670
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(562) 906-8455
(ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

COMMON STOCK, PAR VALUE $0.10
(TITLE OF CLASS)

Check whether the issuer is required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
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

The issuer's revenue for its most recent fiscal year was $10,048,309.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, on the average bid and ask price of such common equity on May 12, 2008 was $0.14. As of May 12, 2008, there were 14,119,656 shares of common stock issued and outstanding.

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

EMPLOYEES

At December 31, 2007, we had 40 full-time employees. The Company believes its relationships with its employees are good. The Company's employees are not represented by a collective bargaining organization and the Company has not experienced a work stoppage.

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

ITEM 1A. RISK FACTORS

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

Competition

The market for remanufacturing services for the machine tools is competitive with competition from numerous independent rebuild suppliers with various sales and resource levels. The Company believes it possesses a competitive advantage in that it employs skilled personnel who have been trained for and have experience with these products. Principal competitive factors for the Company’s products and services are proprietary technology, customer service, technical support, delivery, and price.

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

Key Personnel

Our ability to operate our businesses and implement our strategies depends, in part, on the efforts of our executive officers and other key employees, particularly Messrs Duquette and Czikmantory. In addition, our future success will depend on, among other factors, our ability to attract and retain qualified personnel, particularly research professionals, technical sales professionals and engineers. The loss of the services of any key employee or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects.

ITEM 2. DESCRIPTION OF PROPERTY.

We lease our headquarters in Santa Fe Springs, California, which expire on February 28, 2009, and conduct our operations at such facilities. We believe that our facilities are in good condition and provide adequate capacity to meet our needs for the foreseeable future.

The following table sets forth certain information relating to the Company's principal facilities:

LOCATION	PRINCIPAL USES	APPROX SQ. FT.
9831 Romandel Ave. Santa Fe Springs, CA 90670	Manufacturing	38,000

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to security holder for the quarter ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND PURCHASES OF EQUITY SECURITIES

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

For Year Ended 2007 (Quarter Ended)

	HIGH	LOW

December 31	$0.43	0.15
September 30	0.75	0.36
June 30	0.82	0.34
March 31	0.48	0.20

For Year Ended 2006 (Quarter Ended)

	HIGH	LOW

December 31	$0.40	0.16
September 30	0.66	0.38
June 30	1.21	0.45
March 31	0.87	0.53

We have not declared any cash dividends on our common stock since inception. Declaration of dividends with respect to the common stock is at the discretion of the Board of Directors. Any determination to pay dividends will depend upon the financial condition, capital requirements, results of operations and other factors deemed relevant by the Board of Directors.

At December 31, 2007 we had approximately 165 shareholders of our common stock. This figure does not include beneficial holders or common stockholder's nominee co-trust name, as we cannot accurately estimate the number of these beneficial holders.

The transfer agent and registrar for our common stock as of December 31, 2007 was Computershare AKA U.S. Stock Transfer, Los Angeles, California, which was changed to Signature Stock Transfer, Plano, Texas on March 18, 2008.

Holders of Our Common Stock
As of December 31, 2007, there were approximately 1,000 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We anticipate that any earnings will be retained for development and expansion of our business and do not anticipate paying any cash dividends in the near future. Our Board of Directors has sole discretion to pay cash dividends based on our financial condition, results of operations, capital requirements, contractual obligations, and other relevant factors.

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

RECENT SALES OF UNREGISTERED SECURITIES

PREFERRED STOCK

In July 2007, holders of the Company's Preferred C converted 900 shares into 15,000 shares of common stock. There were no other transactions related to preferred stock.

In June 2006, holders of the Company's Preferred C converted 1,200 shares into 20,000 shares of common stock. There were no other transactions related to preferred stock .

COMMON STOCK

Related to CAMOFI Secured Convertible Note

On June 29, 2007, the Company issued 675,000 shares of common stock to CAMOFI as a conversion of approximately $350,000 of principal and approximately $74,317 of interest due on CAMOFI’s secured convertible note. The conversion price was $0.63 per share.

In connection with the initial issuance of the CAMOFI secured convertible note on February 28, 2006, the Company issued 250,000 shares of common stock to the placement agent. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction totaling approximately $157,500, which was recorded as deferred financing cost and is amortized over 3 years, the life of the note. During 2006 and 2007, the Company amortized to interest expense an amount of $43,750 and $52,500, respectively. As of December 31, 2007, a balance of $61,250 remained to be amortized.

Issuance of Common Stock For Services

Issuance Of Stock For Services Valued Based On The Stock Market Price Of The Shares At The Contract Date

In December 2007, the Company entered into a three month contract with a third party for corporate consulting and marketing services valued at $180,000. The fee was paid as follows: $30,000 in cash, 300,000 shares of the Company’s common stock valued at $45,000 based on the stock market price of the shares at the contract date, and 700,000 options valued at $105,000 using the Black-Scholes option-pricing model to purchase the Company’s common shares. The value of the common stock and options issued on the date of the transaction were recorded as a deferred charge and is amortized to operating expense over the life of the agreement. At December 31, 2007, the remaining deferred consulting fees under this contract totaled $125,000.

In June 2007, the Company entered into a three year contract with a third party for internet public investor relations services valued at $210,000. The fee was paid in the form of 300,000 shares of Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and is amortized to operating expense over the life of the agreement. At December 31, 2007, the remaining deferred consulting fees under this contract totaled $169,171.

In June 2007, the Company entered into a ninety day contract with a third party for public investor relations services valued at $10,500. The fee was paid in the form of 15,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and was amortized to operating expense over the life of the agreement. The consulting fees under this contract were amortized to expense during the year.

In June 2007, the Company entered into a six month contract with a third party for corporate consulting and marketing services valued at $52,500. The fee was paid in the form of 75,000 shares of the Company’s common stock based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and was amortized to operating expense over the life of the agreement. The consulting fees under this contract were amortized to expense during the year.

In July 2006, the Company issued 100,000 shares of common stock valued at $41,000 (based on the market price of the shares on the date the services were completed) to a third party for corporate finance and investor relations services under one month contract. The amount was recorded as consulting expense during the year ended December 31, 2006.

Issuance Of Stock For Services Valued in accordance with the EITF 96-18

In May 2007, the Company issued 100,000 shares of common stock valued at $70,000 (based on the market price of the shares) to a third party for public investor relations services under one year contract. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction as a deferred charge and is amortized to operating expense over the life of the agreement. As described in Note 1, in accordance with the EITF 96-18, the value of this services are not readily determinable and the fair value of the equity instruments is more reliably measurable. Under this arrangements, the performance criteria required for a measurement date is not reached until the service period has been completed. As a result, the Company is required to re-measure the consideration at each reporting date based on its then current stock value. During the year ended December 31, 2007, the Company recorded net decreases to the fair values of such equity based compensation arrangements of approximately $12,000. At December 31, 2007, the remaining deferred consulting fees under this contract totaled $8,250.

In February 2007, the Company issued 150,000 shares of common stock valued at $60,000 (based on the market price of the shares on the date the services were completed in accordance with EITF 96-18) to a third party for investor marketing services under a one month contract. The fee was recorded as public company expense in the first quarter of 2007 in the consolidated statements of operations.

In February 2007, the Company issued 100,000 shares of common stock valued at $36,000 (based on the market price of the shares on the date the services were completed in accordance with EITF 96-18) to a third party for financial consulting services under a 13 day contract. The fee was recorded as public company expense in the first quarter of 2007 in the consolidated statements of operations.

In February 2007, the Company issued 300,000 shares of common stock valued at $126,000 (based on the market price of the shares on the date the services were completed in accordance with EITF 96-18) to a third party for investor relation services under a one month contract. The fee was recorded as public company expense in the first quarter of 2007 in the consolidated statements of operations.

In December 2006, the Company issued 150,000 shares of common stock valued at $28,500 (based on the market price of the shares on the date of grant) to a third party for public relations consulting services. In accordance with EITF 96-18, the Company revalued the transaction at December 31, 2006 and adjusted the fees to $31,500. The additional $3,000 difference was recorded as deferred consulting fees and was being amortized over the remaining term of the contract.

Other Issuances

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

During March 2006, the Company issued 250,000 shares of restricted common stock and paid $900,000 in cash to one of its creditors to settle $750,000 outstanding principal balance and $291,050 accrued interest on two defaulted notes payable. The Company recorded the stock at fair value (estimated based on the trading price of the Company's stock on the date of grant) totaling $157,500. The value of the stock issued and the cash paid exceeded the value of the amount of the outstanding debt and accrued interest by approximately $17,000.

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

In connection with the initial issuance of the Motivated Minds convertible note on February 15, 2006, the Company issued 30,000 shares of common stock to the note holder. The proceeds of the note were allocated to the common shares using Relative The Fair Value allocation method in accordance with APB No.14, resulting indebt discount of approximately $19,200, which amortized over the life of the Note.

During the year ended December 31, 2002, the Company received two subscriptions receivable totaling $375,000 in exchange for 250,000 restricted shares of common stock. The receivables bear interest at an annual rate of 5%. Principal and any unpaid interest on both subscriptions receivable were due on August 22, 2003, and are in default as of December 31, 2007. The related accrued interest receivable and interest income are insignificant to the consolidated financial statements.

During the year ended December 31, 2001, the Company received a subscription receivable of $87,500 from a member of the Board of Directors in exchange for shares of the Company’s restricted common stock. The subscription receivable bears interest at an annual rate of 6%. Principal and any unpaid interest were due on October 6, 2001. As of December 31, 2007, the subscription receivable remains unpaid. The related accrued interest receivable and interest income are insignificant to the consolidated financial statements.

WARRANTS

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

In March 2006, the Company issued 150,000 warrants valued at $127,500 (estimated using a Black-Scholes option pricing model on the dates of grant) to a third party for consulting services under an agreement to write an Executive Informational Overview and 4 quarterly updates. The Company recorded the fair value of the common stock totaling $127,500 as deferred consulting fees and amortized such amount over the twelve month term of the agreement. In accordance with the EITF 96-18, the Company performed a recalculation of the deferred consulting fees based on the December 31, 2006 fair value stock price, and adjusted the fees to $31,500. The $96,000 difference was recorded as a decrease in deferred consulting fees.

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

During the year ended December 31, 2007, the Company granted 800,000 options related to consulting services.

During the year ended December 31, 2006, the Company granted 2,000,000 stock options under the terms of the Company's Incentive Stock Option Plan ("ISOP"). Also, the Company granted 6,371,455 warrants, related to financing activities or consulting services.

The following is a status of the stock options and warrants outstanding at December 31, 2007 and the changes during the two years then ended:

	Year Ended December 31, 2007		Year Ended December 31, 2006
	Options and Warrants	Weighted Average Price	Options and Warrants	Weighted Average Price

Outstanding, beginning of year	9,653,728	$0.46	1,468,500	$0.40

Granted	800,000	$0.15	8,371,455	$0.48

Exercised	-	-	-	-

Cancelled/Terminated	(125,000)	(1.01)	(186,227)	(0.87)

Outstanding and exercisable, end of year	10,328,728	$0.43	9,653,728	$0.46

The following table summarizes information related to stock options outstanding at December 31, 2007:

EQUITY COMPENSATION PLAN INFORMATION

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN(A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	3,150,000	0.22	1,850,000

Equity compensation plans not approved by security holders	7,178,728	0.52	—

Total	10,328,728	—	1,850,000

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

OVERVIEW

The earnings of New Century Companies for the year ended 2007 were negative as a result of high non cash interest expense resulting from debt discount amortization related to two convertible notes, debt expenses, and non cash stock expenses for investor relations and employee options. The Company's current strategy is to expand its customer sales base with its present line of machine products. Plans for expansion are expected to be funded through current working capital from ongoing sales. However, significant growth will require additional funds in the form of debt or equity, or a combination thereof. The Company's growth strategy also includes strategic acquisitions in addition to growing the current business. A significant acquisition will require additional financing.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 2007 COMPARED TO DECEMBER 31, 2006.

Revenues. New Century generated revenues of $10,048,309 for the fiscal year ended December 31, 2007, which was a 21% increase from $8,318,957 for the fiscal year ended December 31, 2006. The increase is the result of increased volume and selling prices of New Century machines due to availability for competitive machines.

Gross Profit. There was a 13% increase in gross profit for the fiscal year ended December 31, 2007, of $238,858, due to the increased volume of sales and higher selling prices.

Operating Loss. There was a decrease of 32% in operating loss for the fiscal year ended December 31, 2007, from operating loss of $(251,421) for the fiscal year ended December 31, 2006 to an operating loss of $(332,625) for the fiscal year ended December 31, 2007. Although there was a 21% increase in revenues from the fiscal year ended December 31, 2006 to the fiscal year ended December 31, 2007, our consulting expenses increased 85% from $520,346 for the fiscal year ended December 31, 2006 to $964,570 for the fiscal year ended December 31, 2007. The increase in consulting expenses was due primarily due to consulting services for filing the Company’s SB-2 and secondarily to increased corporate awareness services.

Interest Expense. Interest expense for the fiscal year ended December 31, 2007 increased to $3,153,781, compared to $2,363,187 for the period ended December 31, 2006. The increase of approximately $791,000 is primarily the result of approximately $650,000 additional penalties and interest due to defaulting on CAMOFI loan.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 2006 COMPARED TO DECEMBER 31, 2005.

Revenues. New Century generated revenues of $8,318,959 for the fiscal year ended December 31, 2006, which was a 38% increase from $6,038,459 for the fiscal year ended December 31, 2005. The increase is the result of an increase in sales based on higher selling prices of New Century machines.

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

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations, equity offerings and borrowings under our various credit facilities. Our principal uses of cash have been to finance working capital. We anticipate financing working capital, facility expansions and other capital expenditures will be our principal uses of cash in the future.

It is our policy to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and available from our borrowing facilities will be sufficient to fund current business operations as well as anticipated growth over at least the next twelve months; however, there can be no assurance that any growth will occur and unexpected events may result in our need to raise additional capital.

The net cash increase during the fiscal year ended 2007 was $228,411. For the year ended December 31, 2007, the cash provided from operating activities was $767,115, compared with $(1,642,740) used cash in operating activities in the prior year. For the year ended December 31, 2007, the cash used in financing activities was $(506,479), compared with $1,696,058 cash provided by financing activities in the prior year. The decrease in cash provided by financing activities is primarily due to $3,800,000 of proceeds from the issuance of two convertible notes in 2006, compared to no cash proceeds from debt or equity in 2007. For the year ended December 31, 2007, the cash used in investing activities was ($32,225), compared with no cash was used in or provided by investing activities in 2006.

INFLATION AND CHANGING PRICES

The Company does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We have no off-balance sheet arrangements, as defined in Regulation S-B Section 303.
On February 8, 2008, the Company entered in to a lease agreement for its warehouse and offices. The agreement is for 12 months, totaling $360,000 rent.

GOING CONCERN

The Company's independent registered public accounting firm has stated in their report included in this Form 10-KSB, that the Company has accumulated deficit of approximately $11,233,000, working capital deficit of approximately $1,425,000 and was also in default on its CAMOFI convertible debt (See Note 6). These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern. The company intends to fund operations through anticipated increased sales along with debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2008. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In response to these problems, management has taken the following actions:

▪	The Company continues its aggressive program for selling inventory.
▪	The Company continues to implement plans to further reduce operating costs.
▪	The Company is seeking investment capital through the public and private markets.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," as amended by SAB No. 104 which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company's revenue recognition policy for services and product sales from stock inventory conforms to SAB 101 amended by SAB 104. The Company recognizes revenue of long-term contracts pursuant to SOP 81-1.

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

Accumulated Preferred Dividend and Waiver Of Preferred Dividend

As of December 31, 2007, the Company accumulated unpaid dividends totaling $376,725. At December 31, 2007, the Company had a total of 26,880 preferred shares Series C and 11,640 preferred shares Series D issued and outstanding.

As of December 31, 2006, the Company accumulated dividends payable totaling $565,875. In March 2006, ten of the Company’s preferred shareholders elected to waive their rights to receive dividends. Therefore, the Company recorded a decrease in dividends payable of $287,875. At December 31, 2006, the Company had a total of 27,780 preferred shares Series C and 11,640 preferred shares Series D issued and outstanding.

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

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. A full valuation allowance for deferred tax assets has been provided at December 31, 2007 and 2006. The valuation allowance approximates $4,921,000 and $4,527,000 for the years ended December 31, 2007 and 2006, respectively. (See Note 7)

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value method of accounting for employee stock compensation cost pursuant to SFAS No. 123(R), Share-Based Payments. Prior to that date, we used the intrinsic value method under Accounting Policy Board Opinion No. 25 to recognize compensation cost. Under the method of accounting for the change to the fair value method, compensation cost recognized is the same amount that would have been recognized if the fair value method would have been used for all awards granted. The effects on net income and income per share had the fair value method been applied to all outstanding and unvested awards in each period are reflected in Note 1 of the financial statements.

Our assumptions made for purposes of estimating the fair value of our stock options, as well as a summary of the activity under our stock option plan are included in Note 1 of the financial statements.

We account for the stock options granted to non-employees in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and SFAS No. 123(R).
Significant Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company’s financial position or results of operation.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141, Business Combinations, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R). In addition, SFAS No. 141(R) requires acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. SFAS No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company expects to adopt SFAS No. 141(R) to any business combinations with an acquisition date on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact SFAS No. 160 may have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, or “EITF”), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS.

The Consolidated Financial Statements of the Company are set forth at the end hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of December 31, 2007 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material affect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as being a deficiency, or combination of deficiencies, that results in a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a significant misstatement of the company’s annual or interim financial statements will not be prevented or detected.

Management assessed and evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. Management identified five material weaknesses relating to our internal control over financial reporting, as follows:

(1)	We had not effectively implemented comprehensive entity-level internal controls.

(2)	We did not have a sufficient complement of personnel with appropriate training and experience in generally accepted accounting principals, or GAAP.

(3)	We did not adequately segregate the duties of different personnel within our accounting group due to an insufficient complement of staff.

(4)	We did not implement financial controls that were properly designed to meet the control objectives or address all risks of the processes or the applicable assertions of the significant accounts.

(5)
Due to the material weaknesses identified at our entity level controls we did not test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

The foregoing material weaknesses are described in detail below under the caption “Material Weaknesses.” As a result of these material weaknesses, our Chief Executive Officer concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007.

In making its assessment of our internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its Internal Control-Integrated Framework. Because of the material weaknesses described above, management believes that, as of December 31, 2007, we did not maintain effective internal control over financial reporting.

An independent firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, and overall program management of the assessment project.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Material Weaknesses

(1) We had not effectively implemented comprehensive entity-level internal controls, as evidenced by the following deficiencies:

· We did not establish an independent Audit Committee who are responsible for the oversight of the financial reporting process, nor was an Audit Committee Charter defined. At the current time we do not have any independent members of the Board who could comprise this committee.

· We did not establish an adequate Whistle Blower program for the receipt, retention, and treatment of complaints received by the issuer regarding accounting, internal accounting controls, or auditing matters; and the confidential, anonymous submission by employees of the issuer of concerns regarding questionable accounting or auditing matters to the Audit Committee and Board of Directors.

· We did not have an individual on our Board, nor on the Audit Committee, who meets the “Financial Expert” criteria.

· We did not maintain documentation evidencing quarterly or other meetings between the Board, senior financial managers and our General Counsel. Such meetings include reviewing and approving quarterly and annual filings with the Securities and Exchange Commission and reviewing on-going activities to determine if there are any potential audit related issues which may warrant involvement and follow-up action by the Board.

· We did not follow a formal fraud assessment process to identify and design adequate internal controls to mitigate those risks not deemed to be acceptable.

· We did not conduct annual performance reviews or evaluations of our management and staff employees.

(2) We did not have a sufficient complement of personnel with appropriate training and experience in GAAP, as evidenced by the following deficiencies:

· We do not have a formally trained Chief Financial Officer who is responsible for the oversight of the accounting function. Currently the CEO is responsible for this function, but has not had formal accounting or auditing experience.

· The Controller is the only individual with technical accounting experience in our company but is limited in the exposure to SEC filings and disclosures and is not a full-time employee of the company.

 · We have not consulted with other outside parties to assist us in the SEC filings and disclosures prior to the 12/31/07 10-K filing during 2007.

(3) We did not adequately segregate the duties of different personnel within our accounting group due to an insufficient complement of staff and inadequate management oversight.

(4) We did not adequately design internal controls that:

·	The controls identified in the process documentation were not designed effectively and had no evidence of operating effectiveness for testing purposes.
·	The controls identified in the process documentation did not cover all the risks for the specific process
·	The controls identified in the process documentation did not cover all applicable assertions for the significant accounts.

(5) Due to the material weaknesses identified at our entity level controls we did not test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 2007. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME	AGE	POSITION

David Duquette	63	Chairman of the Board, Chief
		Financial Officer, President and Director
Josef Czikmantori	56	Secretary and Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities of the Company, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the best of the Company's knowledge (based solely upon a review of the Forms 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis for the fiscal year ended December 31, 2007 any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

CODE OF ETHICS
The Company management communicates values and ethical standards during company wide meetings. Such standards are outlined in the human resource manual of the company, “Code of Business Practices and Ethics” section.

AUDIT COMMITTEE FINANCIAL EXPERT
The Company does not have an audit committee. Since our securities are not currently listed on or with a national securities exchange or national securities association, we are not required to have an independent audit committee. Therefore, the Company has not designated an audit committee financial expert. The Company currently is in the process of identifying independent audit committee members, including a financial expert to serve on our audit committee and we expect to continue this process in 2008. Because of our size, we do not have an audit committee, compensation committee or nominating committee.

STOCKHOLDER COMMUNICATIONS
Stockholders interested in communicating directly with the Board of Directors, or specified individual directors, my write to us at 9835 Santa Fe Springs Rd., Santa Fe Springs, CA 90670. Mr. David Duquette will review all such correspondence and will regularly forward to the Board copies of all such correspondence that deals with the functions of the Board.

COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

To the Company’s knowledge, based solely on its review of the copies of Section 16 reports furnished to the Company, the Company believes that all individual filing requirements applicable to the Company’s directors and executive officers were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer and the other executive officer who were serving as such as of December 31, 2007, for services rendered in all capacity for that fiscal year. There are not any other employees having responsibility for significant policy decision within the company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)		All Other Compensation ($)	Total ($)
David Duquette,
Chief Executive Officer,	2007	200,000	0	158,400	(2)	0	358,400
Chief Financial Officer	2006	155,000	0	21,600	(2)	0	176,600
and President	2005	101,273	0	0		0	101,273

Josef Czikmantory
Vise President,	2007	108,300	0	79,200	(3)	0	187,500
Secretary Officer	2006	88,350	0	10,800	(3)	0	99,150
	2005	25,650	0	0		0	25,650

(1) Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2006 and 2007.

(2) Mr. David Duquette received a stock option grant of 1,000,000 shares in November 13, 2006 at an exercise price of $0.20 per share, fully vested and exercisable after December 1, 2007.

(3) Mr. Josef Czikmantory received a stock option grant of 500,000 shares in November 13, 2006 at an exercise price of $0.20 per share, fully vested and exercisable after December 1, 2007.

2007 GRANTS OF PLAN-BASED AWARDS TABLE

		Estimated Future Payouts Under Equity Incentive Plan Awards			Exercise or Base Price of Option	Closing Price on Grant	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Awards ($ / Sh)	Date ($ / Sh)	Option Awards ($)
		(1)	(2)	(3)
David Duquette	09/12/03	72,000	-	100,000	0.25	-	0.18

	11/13/06	180,000	-	200,000	0.20	0.18	0.18

Josef Czikmantory	09/12/03	27,000	-	37,500	0.25	-	0.18

	11/13/06	90,000	-	100,000	0.20	0.18	0.18

(1) December 31, 2007 unexercised options evaluated using fair value at grant date.

(2) December 31, 2007 remaining compensation expense of options evaluated using closing price on grant date.

(3) December 31, 2007 unexercised options valuated at exercise price of options.

 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date
David Duquette
(1)	400,000	0	0	0.25	09/12/08

(2)	1,000,000	0	0	0.20	11/13/11
Josef Czikmantory
(1)	150,000	0	0	0.25	09/12/08

(2)	500,000	0	0	0.20	11/13/11

(1) (2) These options were fully vested as of December 31, 2007.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

LONG-TERM INCENTIVE PLANS

As of December 31, 2007 there is no long-term incentive plan.
The Company have no employment agreements with its executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2007 by (i) those persons or groups known to the Company who will beneficially own more than 5% of the Company's common stock; (ii) each director and director nominee; (iii) each executive officer; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to the Company. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

NAME OF BENEFICIAL OWNER	NO. OF SHARES		PERCENTAGE OFOWNERSHIP
David Duquette	2,433,334	(1)	18%
Josef Czikmantori	1,150,000	(2)	8%

Officers and Directors as a Group (2 persons)	3,583,334		26%

Based on 13,744,656 shares outstanding. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of December 31, 2007 are deemed to be outstanding and to be beneficially owned by the holder thereof for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(1) Includes options to purchase 1,400,000 shares (ISOP).

(2) Includes options to purchase 650,000 shares (ISOP).

EQUITY COMPENSATION PLAN INFORMATION

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN(A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	3,150,000	0.22	1,850,000

Equity compensation plans not approved by security holders	7,178,728	0.52	—

Total	10,328,728	—	1,850,000

From time to time, the Company issues warrants to employees and to third parties pursuant to various agreements, which are not approved by the shareholders.

See discussion of Plan approval by the shareholders in the accompanying financial statements.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

NOTES RECEIVABLE FROM STOCKHOLDERS

As of December 31, 2007, the Company had loans to our officers for $585,298, including accrued interest. The loans accrue interest at 6% and are due on demand. The Company has reclassified the notes receivable from stockholders to stockholders' equity as such amounts have not been repaid during the current year. The stockholders have shown the ability to repay the loans and intend on repaying such amounts in the future. For each of the years ended December 31, 2007 and 2006, total interest income from notes receivable from stockholders approximated $20,000.

ITEM 13. EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION

2.1	Share Exchange Agreement dated as of December 18, 2000. (1)

3.1	Certificate of Incorporation as filed with the Delaware Secretary of State, as amended.(2)

3.2	Certificate of Amendment to the Certificate of Incorporation as filed with the Delaware Secretary of State.(3)

3.2	Bylaws. (2)

10.1
Agreement and Plan of Merger, dated as of May 25, 2003, by and among Internetmercado.com, Inc., New Century Remanufacturing, Inc., New Century Acquisition Corporation, David Duquette and Josef Czikmantori; (4)

10.2	Series A Convertible Note issued to Motivated Minds, LLC dated February 28, 2006 (6)

10.3	Common Stock Purchase Warrants issued to Motivated Minds, LLC dated February 28, 2006 (6)

10.4	Registration Rights Agreement dated February 15, 2006 (6)

10.5	Securities Purchase Agreement between New Century Companies, Inc. and CAMOFI Master LDC (5)

10.6	12% Senior Secured Convertible Note issued by New Century Companies, Inc. in favor of CAMOFI Master LDC (5)

10.7	Common Stock Purchase Warrant issued to CAMOFI Master LDC (5)

10.8	Registration Rights Agreement between New Century Companies, Inc. and CAMOFI Master LDC (5)

10.9	Escrow Agreement between New Century Companies, Inc., CAMOFI Master LDC and Katten Muchin Rosenman LLP, as Escrow Agent (5)

10.10	Security Agreement between New Century Companies, Inc. and its current and future subsidiaries on the one hand, and CAMOFI Master LDC on the other hand (5)

10.11	Subsidiary Guarantee provided by all current and future subsidiaries of New Century Companies, Inc. to CAMOFI Master LDC (5)

10.12	Lock-up Agreement with certain shareholders of New Century Companies, Inc. (5)

10.13	Allonge to Series A Convertible Note dated August 8, 2006 (8)

10.14	Amendment to Registration Rights Agreement dated August 8, 2006 (8)

10.15	Amended and Restated Registration Rights Agreement dated December 19, 2006 (7)

10.16	Common Stock Purchase Warrants issued to Motivated Minds, LLC dated December 19, 2006 (7)

10.17	Amended and Restated Registration Rights Agreement dated May 1, 2007(9)

10.18	July 18, 2007 CAMOFI Master LDC’ waiver of right to require registration of 33% of New Century Companies, Inc’ outstanding stock , (10)

10.18	Placement Agent agreement with Ascendiant Securities, LLC dated January 26, 2006 (9)

21.1	Subsidiaries of the Company (6).

23.1	Consent of Squar, Milner, Peterson, Miranda, & Williamson, LLP (filed herewith)

31.1	Certification required by Rule 13a-14(a) or rule 15d-14(d) and under Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification required by Rule 13a-14(a) or rule 15d-14(d) and under Section 906 of the Sarbanes-Oxley act of 2002.

(1)	Incorporated herein by reference from the Company's filing on Form 8-K filed on August 23, 2000.

(2)	Incorporated by reference to Exhibit 2.1 the Company's Registration Statement on Form C-18, filed on August 14, 1980.

(3)	Incorporated by reference to 8-K filed June 4, 2003

(4)	Incorporated by reference to the Exhibit 2.1 of the 8-K filed June 4, 2003.

(5)	Incorporated by reference to the Company’s Form 8-K filed on March 13, 2006

(6)	Incorporated by reference to the Company’s Form SB-2 Registration Statement filed on June 8, 2006

(7)	Incorporated by reference to the Company’s Form 8-K filed on December 26, 2006

(8)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on January 23, 2007

(9)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on May 31, 2007

(10)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 19, 2007

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson LLP ("Squar Milner") for the annual audit of our consolidated financial statements as of and for the years ended December 31, 2007, and 2006 and fees billed for other services rendered by Squar Milner during such years:

For the Years Ended December 31,

	2007	2006

Audit Fees (1)	$123,000	$107,000
Audit Related Fees	$10,700	-
Tax Fees	$8,900	$8,400
All Other Fees (2)	$53,700	$20,100
	$196,300	$135,500

(1) Such billings include the quarterly reviews.
(2) Such billings were in connection with review of 2007 SB-2 filings and SEC Comment letters.

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

Date: May 15, 2008	NEW CENTURY COMPANIES, INC.

/s/ DAVID DUQUETTE
Name: David Duquette
Title: Chairman, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: May 15, 2008	/s/ DAVID DUQUETTE
Name: David Duquette
Title: Chairman, President and Director

Date: May 15, 2008	/s/ JOSEF CZIKMANTORI
Name: Josef Czikmantori
Title: Secretary and Director

NEW CENTURY COMPANIES, INC.
AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Century Companies, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of New Century Companies, Inc. and Subsidiary (the "Company") as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Companies, Inc. and Subsidiary as of December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit of approximately $11,233,000, a working capital deficit of approximately $1,425,000 and was in default on its convertible debt. This factor, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

May 14, 2008
Newport Beach, California

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2007

ASSETS

Current Assets
Cash	$281,729
Contract receivables, net	438,876
Inventories, net	886,107
Costs and estimated earnings in excess of billings on uncompleted contracts	570,797
Deferred financing costs, net of current portion	358,292
Prepaid expenses and other current assets	14,183

Total current assets	2,549,984

Property and Equipment, net	269,092
Deferred Financing Costs Long Term, net	59,715

Total Assets	$2,878,791

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Overdraft	$18,962
Accounts payable and accrued liabilities	2,074,666
Dividends payable	376,725
Billings in excess of costs and estimated earnings on uncompleted contracts	88,025
Note payable, net of current portion	25,597
Convertible notes payable, net of discount of $1,175,504	1,391,163

Total current liabilities	3,975,138

Long-Term Liabilities
Notes payable, long term portion	37,679

Total long term liabilities	37,679

Commitments and Contingencies

Stockholders' Equity
Cumulative, convertible, Series B preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued and outstanding (liquidation preference of $25 per share)	-
Cumulative, convertible, Series C preferred stock, $1 par value, 75,000 shares authorized, 26,880 shares issued and outstanding (liquidation preference of $910,000)	26,880
Cumulative, convertible, Series D preferred stock, $25 par value, 75,000 shares authorized, 11,640 shares issued and outstanding (liquidation preference of $416,000)	291,000
Common stock, $0.10 par value, 50,000,000 shares authorized; 13,744,654 shares issued and outstanding	1,374,466
Subscriptions receivable	(462,500)
Notes receivable from stockholders	(545,165)
Deferred consulting fees	(334,921)
Additional paid-in capital	9,748,781
Accumulated deficit	(11,232,567)

Total stockholders' equity	(1,134,026)

Total Liabilities and Stockholders' equity	$2,878,791

See accompanying notes to the consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006

	2007	2006

CONTRACT REVENUES	$10,048,309	$8,318,957

COST OF SALES	7,928,255	6,437,761

GROSS PROFIT	2,120,054	1,881,196

OPERATING EXPENSES
Consulting and other compensation	964,570	520,346
Salaries and related	434,623	351,410
Selling, general and administrative	1,053,486	1,260,861
TOTAL OPERATING EXPENSES	2,452,679	2,132,617

OPERATING LOSS	(332,625)	(251,421)

OTHER INCOME (EXPENSES)
Gain on writeoff of accounts payable	111,459	41,595
Derivative liability	-	1,494,761
Interest income	19,838	27,308
Liquidated damages	(55,417)	-
Interest expense *	(3,153,781)	(2,363,187)

TOTAL OTHER EXPENSES	(3,077,901)	(799,523)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,410,526)	(1,050,944)

PROVISION FOR INCOME TAXES	-	800

NET LOSS	$(3,410,526)	$(1,051,744)

Waived cumulative preferred dividends	69,750	287,875

Annual cumulative preferred dividends	(83,675)	(84,800)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(3,424,451)	$(848,669)

Basic net loss applicable to common stockholders per common share	$(0.27)	$(0.07)

Diluted net loss applicable to common stockholders per common share	$(0.27)	$(0.07)

Basic weighted average common shares outstanding	12,886,382	11,332,289

Diluted weighted average common shares outstanding	12,886,382	11,332,289

* Interest includes $649,865 additional penalties and interest on defaulted convertible note, debt discount amortization of $1,352,272 and deferred financing cost amortization of $358,296 for the year ended December 31, 2007, and debt discount amortization of $1,320,522, deferred financing cost amortization of $347,980, and $300,000 fair value of 1.5 million warrants granted as a consideration for waiver of accrued liquidated damages for the year ended December 31, 2006, all related to $3.8 million convertible notes issued in the first quarter of 2006.

See accompanying notes to the consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2007 and 2006

	Conversion of
	Preferred Stock, Series B		Preferred Stock, Series C		Preferred Stock, Series D		Common Stock		Additional	Notes Receivable				Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid In Capital	From Stockholders	Deferred Compensation	Subscriptions Receivable	(Accumulated Deficit)	Equity (Deficit)
Balance, December 31, 2005	-	$-	28,980	$28,980	11,640	$291,000	10,697,266	$1,069,727	$5,085,274	$(505,639)	$(254,717)	$(462,500)	$(6,959,447)	$(1,707,322)

Isssuance of common stock for consulting services							325,000	32,500	(167,750)		146,936		-	11,686

Issuance of stock in connection with convertible debt							30,000	3,000	6,584					9,584

Beneficial Conversion Features and Other Debt Discounts									1,600,416					1,600,416

Issuance of warrants for financing costs									455,200					455,200

Issuance of stock for interest expense							269,318	26,932	143,318					170,250

Warrants issued for Consulting									127,500		(127,500)			-

Issuance of shares for extension of debt							105,000	10,500	37,800					48,300

Issuance of shares for financing costs							250,000	25,000	132,500					157,500

Conversion of Preferred Stock			(1,200)	(1,200)			20,000	2,000	(800)					-

Amortization of deferred compensation											219,012			219,012

Issuance of warrants for waiver of liquidated damages									300,000					300,000

Stock Based Compensation									360,000		(316,800)			43,200

Cumulative Preferred Dividends													203,075	203,075

Interest on Notes Receivable from stockholder										(19,763)				(19,763)

Issuance of warrants for financing									29,090					29,090

Misc. Adjustment							18,070	1,807	(1,807)					-

Reclassification of warrant liability									695,239					695,239

Net Income													(1,051,744)	(1,051,744)
Balance, December 31, 2006	-	$-	27,780	$27,780	11,640	$291,000	11,714,654	$1,171,466	$8,802,564	$(525,402)	$(333,069)	$(462,500)	$(7,808,116)	$1,163,723

Isssuance of common stock for consulting services							1,340,000	134,000	470,000		(449,584)		-	154,416

Issuance of stock for principal and interest due on convertible notes							675,000	67,500	356,817					424,317

Issuance of options for consulting costs									120,000		(120,000)			-

Conversion of Preferred Stock			(900)	(900)			15,000	1,500	(600)					-

Amortization of deferred compensation											270,931			270,931

Stock Based Compensation											296,801			296,801
.
Cumulative Preferred Dividends													(13,925)	(13,925)

Additional Notes Receivable from stockholder														-

Interest on Notes Receivable from stockholder										(19,763)				(19,763)

Net Loss													(3,410,526)	(3,410,526)
Balance, December 31, 2007	-	$-	26,880	$26,880	11,640	$291,000	13,744,654	$1,374,466	$9,748,781	$(545,165)	$(334,921)	$(462,500)	$(11,232,567)	$(1,134,025)

See accompanying notes to the consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(3,410,526)	$(1,051,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	127,397	146,563
Gain on writeoff of accounts payable	111,459	-
Gain on forgiveness of debt from waiver of liquidated damages	-	259,185
Stock issued for interest expense	-	170,250
Stock options grants and amortization of equity instruments	316,800	43,200
Amortization of debt discount	-	1,320,522
Amortization of deferred consulting fees	250,932	236,435
Amortization of deferred financing cost	358,295	347,988
Amortization of BCF and Debt discount on convertible notes payable	1,352,274	-
Bad debt expense (credit)	158,700	115,158
Derivative liability income	-	(1,494,761)
Estimated fair market value of common stock issued for consulting services and related change in fair value	154,416	(19,987)
Interest income on notes receivable from stockholders	(19,763)	(19,763)
Changes in operating assets and liabilities:
Contracts receivable	(294,015)	(151,150)
Inventories	234,075	(191,235)
Costs and estimated earnings in excess of billings on uncompleted contracts	589,871	(742,913)
Prepaid expenses and other current assets	6,022	(50,380)
Accounts payable and accrued expenses	1,196,064	(517,620)
Billings in excess of costs and estimated earnings on uncompleted contracts	(364,886)	(48,473)

Net cash provided by (used in) in operating activities	767,115	(1,642,740)

Cash flows from investing activities:
Acquisition of property and equipment	(32,225)	-

Net cash used in investing activities	(32,225)	-

Cash flows from financing activities:
Bank overdraft	190	(8,877)
Proceeds of issuance of notes payable	-	3,800,000
Restricted cash	123,898	(123,898)
Payment of financing costs	-	(422,500)
Principal payments on notes payable	(630,567)	(1,548,667)

Net cash (used in) provided by financing activities	(506,479)	1,696,058

Net increase in cash	228,411	53,318

Cash at beginning of period	53,318	-

Cash at end of period	$281,729	$53,318

Supplemental disclosure of non-cash investing and financing activities:

Debt discount on note payable extension	$-	$10,500

BCF and Debt discount balance on convertible notes payable	$1,175,506	$3,843,300

Accrued cumulative dividends on preferred stock	$83,675	$84,800

Cumulative preferred dividends waived	$69,750	$287,875

Accrued deffered financing cost	$-	$60,000

Conversion of preferred stock to common stock	$1,500	$2,000

Common stock issued for settlement and penalties on notes payable	$67,500	$310,000

Reclassification of warrant liability to equity	$-	$695,239

Common stock and warrants issued for deferred financing cost	$-	$641,790

See accompanying notes to the consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

New Century Companies, Inc. and Subsidiary (collectively, the "Company"), a California corporation, was incorporated in March 1996 and is located in Southern California. The Company is engaged in acquiring, re-manufacturing and selling pre-owned Computer Numerically Controlled (CNC) machine tools to manufacturing customers. The Company provides rebuilt, retrofit and remanufacturing services for numerous brands of machine tools. It also manufactures original equipment CNC large turning lathes and attachments under the trade name Century Turn. CNC machines use commands from onboard computers to control the movements of cutting tools and rotation speeds of the parts being produced.

The Company currently sells its services by direct sales and through a network of machinery dealers across the United States. Its customers are generally medium to large sized manufacturing companies in various industries where metal cutting is an integral part of their businesses.

The Company trades on the Over-the-Counter Bulletin Board under the symbol “NCNC.OB.”

Principles of Consolidation

The consolidated financial statements include the accounts of New Century Companies, Inc. and its wholly owned subsidiary, New Century Remanufacturing. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At of December 31, 2007, the Company has an accumulated deficit of approximately $11,233,000, working capital deficit of approximately $1,425,154 and was also in default on its CAMOFI convertible debt (See Note 6). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales along with debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2008. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In response to these problems, management has taken the following actions:
·   The Company continues its aggressive program for selling inventory.
·   The Company continues to implement plans to further reduce operating costs.
·   The Company is seeking investment capital through the public and private markets.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)

The consolidated financial statements do not include any adjustments to the carrying amounts related to recoverability and classification of assets or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Concentrations of Credit Risks

Cash is maintained at various financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each financial institution for up to $100,000. At times, cash may be in excess of the FDIC insured limit of $100,000. The Company had approximately $313,000 of uninsured bank balances at December 31, 2007.

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

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once uncollectibility has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of ability to make payments, additional allowances may be required.

During the year ended December 31, 2007, sales to three customers totaled approximated 36% of net sales. No other single customer had net sales of more than 10% of total net sales for the year ended December 31, 2007. Management reviews the collectibility of contracts receivables periodically and believes that the allowance for doubtful accounts for the year ended December 31, 2007 is $251,000.

Customer	% of Net Sales	% of Receivable
A	10	3
B	16	12
C	10	35
Total	36	50

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid fixed income investments with maturities of three months or less at the time of purchase, to be cash equivalents. The Company had no cash equivalents at December 31, 2007.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Inventories represent cost of work in process on units not yet under contract. Cost includes all direct material and labor, machinery, subcontractors and allocations of indirect overhead (see table below). Net realizable value is based on management's forecast for sales of the Company's products or services in the ensuing years. The industry in which the Company operates is characterized by technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown in the accompanying consolidated balance sheet. At December 31, 2007, the Company had inventory reserves approximating $286,000.

Inventory cost at 12/31/2007 (thousands)	Direct Labor (thousands)	Direct Material (thousands)	Subcontractors (thousands)	Allocation of Indirect Overhead (thousands)
$1,172	$86	$615	$61	$410

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Equipment under capital lease obligations are depreciated over the shorter of the estimated useful life or the term of the lease. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations. For the years ended December 31, 2007 and 2006, the Company incurred depreciation expense of approximately $127,000 and $147,000, respectively.

Long-Lived Assets

The Company accounts for long-lived asset impairments under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.” (“SFAS No. 144”). SFAS No. 144 requires a three-step approach for recognizing and measuring the impairment of assets to be held and used. The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair value is estimated based on discounted future cash flows. Assets to be sold must be stated at the lower of the assets’ carrying amount or fair value and depreciation is no longer recognized. The Company believes that no impairment of property and equipment exists at December 31, 2007.

Revenue Recognition

The Company's revenues consist primarly of contracts with vendors. The Company uses the percentage-of-completion method of accounting to account for long-term contracts and, therefore, takes into account the cost, estimated earnings and revenue to date on fixed-fee contracts not yet completed. The percentage-of-completion method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term. The Company recognizes revenue on contracts pursuant to SOP 81-1.

For revenues from stock inventory the Company follows Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Committee.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition (continued)

For contracts, the amount of revenue recognized at the reporting date is the portion of the total contract price that the cost expended to date bears to the anticipated final cost, based on current estimates of cost to complete. It is not related to the progress billings to customers. Contract costs include all materials, direct labor, machinery, subcontract costs and allocations of indirect overhead.

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

In accordance with SFAS No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of an estimate of markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience, current industry trends and estimated costs.

Shipping and Handling Costs

The Company accounts for shipping and handling fees and costs in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." Shipping and handling fees and costs incurred by the Company are immaterial to the operations of the Company and are included in cost of sales. Shipping and handling costs are classified as a component of cost of goods sold in the accompanying statements of operations.

Warranty

The Company provides a warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At December 31, 2007, the warranty obligation was immaterial to the accompanying consolidated balance sheet.

Advertising

The Company expenses the cost of advertising when incurred as selling expense in the accompanying consolidated statements of operations. Advertising expenses were approximately $28,000 and $38,000 for the years ended December 31, 2007 and 2006, respectively.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs are expensed as incurred. During the years ended December 31, 2007 and 2006, the Company did not incur any research and development costs.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. A full valuation allowance for deferred tax assets has been provided at December 31, 2007 and 2006. The valuation allowance approximates $4,921,000 and $4,527,000 for the years ended December 31, 2007 and 2006, respectively. (See Note 7)

Basic and Diluted Loss Per Common Share

Basic net earning (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for each respective year. Common stock equivalents, representing convertible Preferred Stock, convertible debt, options and warrants totaling approximately 6,192,972 and 6,026,490 shares at December 31, 2007 and 2006 are not included in the diluted loss per share as they would be anti-dilutive. Accordingly, diluted and basic loss per common share are the same for 2007 and 2006.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 requires that total comprehensive income (loss) be disclosed with equal prominence as net income (loss). The Company’s comprehensive net loss is equal to its net loss for both years presented.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock Based Compensation

Effective January 1, 2006, we adopted the fair value method of accounting for employee stock compensation cost pursuant to SFAS No. 123(R), Share-Based Payments. Prior to that date, the Company used the intrinsic value method under Accounting Policy Board Opinion No. 25 to recognize compensation cost.

Under the modified prospective method of adoption for SFAS No. 123-R, the compensation cost recognized by the Company beginning January 1, 2006 includes compensation cost for all equity incentive awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. The Company had no equity incentive awards granted prior to January 1, 2006 that were not yet vested. Share-based compensation expense of $316,800 and $43,200 was recognized in the accompanying consolidated statements of operations for the years ended December 31, 2007 and 2006, respectively.

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

On November 13, 2006, the Company granted 2,000,000 options to key employees. At December 31, 2007, the Company had 1,050,000 options available for future issuance under their equity compensation plans.

There are no effects of share-based compensation resulting from the application of SFAS No. 123-R to options granted outside of the Company's Stock Option Plan for the year ended December 31, 2007 and 2006. Share-based compensation recognized as a result of the adoption of SFAS No. 123-R as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123-R use the Black Scholes option pricing model for estimating fair value of options granted.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Stock Based Compensation (continued)

In accordance with SFAS No. 123-R, the Company’s policy is to adjust share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after December 31, 2007 is recognized in the period the forfeiture estimate is changed.

At December 31, 2007, the Company estimated (using the Black Scholes pricing model) the fair value of options granted and no variance has been found. Therefore, the effect of forfeiture adjustments at the period ended December 31, 2007 was not applicable.

Options outstanding that have vested and are expected to vest as of December 31, 2007 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term in Years	Value (1)

Vested	3,150,000	$0.22	1.75	$—
Expected to vest (2)	800,000	$0.15	0.40	$—
Total	3,950,000			$137,500

(1)
These amounts represent the difference between the exercise price and $0.22, the closing market price of the Company's common stock on December 31, 2007 as quoted on the Over-the-Counter Bulletin Board under the symbol "NCNC.OB" for all in-the-money options outstanding.

(2)	The 800,000 options are expected to become fully vested on March 14, 2008 and are valued at $120,000 based on the stock market price of the shares at the contract date.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Stock Based Compensation (continued)

The Company’s policy for options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized. Additional information with respect to stock option activity is as follows:

		Outstanding Options
	Shares		Weighted	Aggregate
	Available	Number of	Average	Intrinsic
	for Grant	Shares	Exercise Price	Value (1)
December 31, 2006	1,750,000	3,250,000	$0.25	$—
Grants	800,000	800,000	$0.15
Exercises	—	—	—
Cancellations	100,000	100,000	$1.10
December 31, 2007	1,050,000	3,950,000	$0.20	$79,000

Options exercisable at:
December 31, 2006		1,250,000	$0.32
December 31, 2007		1,250,000	$0.20

(1) Represents the added value as difference between the exercise price and the closing market price of the Company's common stock at the end of the reporting period (as of December 31, 2006 and December 31, 2007, the market price of the Company's common stock was $0.21 and $0.22, respectively).

The Company follows SFAS No. 123 (R) (as interpreted by EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services") to account for transactions involving services provided by third parties where the Company issues equity instruments as part of the total consideration. Pursuant to paragraph 7 of SFAS No. 123 (R), the Company accounts for such transactions using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company applies EITF Issue No. 96-18 in transactions when the value of the goods and/or services are not readily determinable the fair value of the equity instruments is more reliably measurable and the counterparty receives equity instruments in full or partial settlement of the transactions, using the following methodology:

a) For transactions where goods have already been delivered or services rendered, the equity instruments are issued on or about the date the performance is complete (and valued on the date of issuance).

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

Deferred Financing Costs

Direct costs of securing debt financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. During the years ended December 31, 2007 and 2006, the Company amortized approximately $358,000 and $348,000, respectively, to interest expense.

Stock Purchase Warrants Issued With Notes Payable

In 2006, the Company granted warrants in connection with the issuance of certain notes payable. Under Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants," the relative estimated fair value of such warrants represents a discount from the face amount of the notes payable. Such discounts are amortized to interest expense over the term of the notes.

Beneficial Conversion Feature Of Convertible Notes Payable

The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). Pursuant to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the estimated fair value of the BCF is recorded in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes. During the years ended December 31, 2007 and 2006, the Company amortized approximately $1,352,000 and $1,320,000, respectively, to interest expense.

Classification Of Warrant Obligation

In connection with the issuance of the 12% Senior Secured Convertible Notes on February 28, 2006 (See Note 6), the Company had an obligation to file registration statements covering the Registrable Securities, as defined in the Registration Rights Agreement Amended. The obligation to file the registration statement met the criteria of an embedded derivative to be bifurcated pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The Registration Rights Agreement require the Company to register for resale the common shares underlying the warrants, and as a result, the embedded derivative associated with this warrant obligation did not meet the scope exception of paragraph 11(a) of SFAS No. 133 and the warrants were initially treated as liabilities.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Classification Of Warrant Obligation (continued)

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

Fair Value of Financial Instruments

SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash (bank overdraft), contracts receivable, accounts payable and accrued expenses, and notes payable approximates their estimated fair values because related interest rates offered to the Company approximate current offered rates. In the opinion of management, the fair value of notes receivable from stockholders cannot be estimated without incurring excessive costs; for that reason, the Company has not provided such disclosure.

Significant Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company’s financial position or results of operation.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant Recent Accounting Pronouncement (continued)

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141, Business Combinations, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R). In addition, SFAS No. 141(R) requires acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. SFAS No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company expects to adopt SFAS No. 141(R) to any business combinations with an acquisition date on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact SFAS No. 160 may have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, or “EITF”), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

2. CONTRACTS IN PROGRESS

Contracts in progress at December 31, 2007, which include completed contracts not completely billed, approximate:

Cumulative costs to date	$7,007,000
Cumulative gross profit to date	7,893,000

Cumulative revenue earned	14,900,000
Less progress billings to date	(14,350,000)

Net under billings	$550,000

The following approximate amounts are included in the accompanying consolidated balance sheet under these captions as of December 31, 2007:

Costs and estimated earnings in excess of billings on uncompleted contracts	$571,000

Billings in excess of costs and estimated earnings on uncompleted contracts	(88,000)

Net under billings	$483,000

3. PROPERTY AND EQUIPMENT

Property and equipment approximate the following at December 31, 2007:

Machinery and equipment	$907,000
Leased vehicles	109,000
Computer equipment	20,000
Furniture and fixture	4,000
1,040,000
Less accumulated depreciation and amortization	(771,000)

$269,000

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

4. RELATED PARTY TRANSACTIONS

At December 31, 2007, the Company had loans to two stockholders approximating $545,000, including accrued interest. The loans accrue interest at 5% and are due on demand. The Company has included the notes receivable from stockholders in stockholders’ equity (deficit) as such amounts have not been repaid during 2007 or 2006. For each of the years ended December 31, 2007 and 2006, total interest income from notes receivable from stockholders approximated $20,000.

5. NOTES PAYABLE

During the year ended December 31, 2001, the Company entered into a note payable with a third party for $215,000. The note accrued interest at a fixed rate of 15% per annum and matured in March 2002. The note was secured by certain assets of the Company, as defined, and was in default at December 31, 2004. During 2005, the Company and the note holder executed a mutual agreement to fully settle the debt whereby by the Company agreed to make fifteen monthly installments of $12,000 (totaling $180,000) beginning January 2006 and to issue 100,000 shares of restricted common stock valued at $62,000 (estimated based on the market price of the stock on the date of the agreement) to the holder. Accrued interest on the note totaled approximately $116,000 on the date of the transaction. As a result of the effective reduction in principal balance of $35,000, the forgiveness of approximately $116,000 of accrued interest and the issuance of restricted common stock valued at $62,000, the Company recorded a gain on forgiveness of notes payable totaling approximately $89,000 for the year ended December 31, 2005. During the year ended December 31, 2006, the Company made cash payments of $132,000 to reduce the principal balance on the secured note payable. As of December 31 2006, the balance of the note was $48,000. During the year ended December 31, 2007, the Company made cash payments of $48,000 to pay off the principal balance on the secured note payable. As of December 31 2007, there is no balance on the note.

On April 17, 2007, the Company entered into a note payable agreement with a finance company for the purchase of three vehicles. The note accrues interest at 8.49 % per annum, and matures in April 2010. Monthly principal and interest payments are $2,499. This note is secured by the three vehicles.

At December 31, 2007, maturities of notes payable for the next five years are as follows for the years ending December 31

2008	$25,597
2009	27,856
2010	9,804

Total	$63,257

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

6. CONVERTIBLE DEBT

Motivated Minds Convertible Debt

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

The warrants vested and became fully exercisable on the issuance date. In accordance with EITF Issue No. 98-5 and Accounting Principles Board Opinion ("APB") No. 14, the Company allocated the $300,000 debt proceeds between the relative fair values of the warrants, the common shares issued and the fair value of the beneficial conversion feature (BCF"). Pursuant to EITF Issue Nos. 98-5 and 00-27, the conversion feature of Note A provides for a rate of conversion that is below market value. The resulting BCF and other debt discount on Note A totaled $300,000 was amortized to interest expense over the life of the loan. During 2006, amortization of the discount resulted in expense of $300,000, which is included in interest expense in the accompanying condensed consolidated statement of operations for the year ended December 31, 2006.

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

In connection with Note A, the Company issued 45,454 warrants and paid $30,000 in cash to third parties as financing costs. The warrants were valued, using a Black Scholes option pricing model, at $29,090. Accordingly, the Company recorded deferred financing costs of $59,090 and additional paid-in capital of $29,090. The entire amount was amortized to interest expense in 2006, which is included in the accompanying condensed consolidated statements of operations.

On August 8, 2006, the Holder agreed to extend the maturity date of $150,000 of the note balance to August 16, 2006 and the remaining $150,000 until October 16, 2006. As consideration for the extension, the Company issued 45,000 shares of restricted common stock to the Holder. The shares were valued at $23,400 (based on the price of the Company’s stock on the date of grant) which was recorded as additional debt discount and amortized over the remaining life of the note. The amount was fully amortized during 2006. On August 16, 2006 the Company repaid $150,000 of principal and all accrued interest to the Holder. The due date on the remaining $150,000 principal was extended through December 16, 2006 and an additional 30,000 restricted common stock valued at $6,000 (based on the stock price on the date of grant) were granted to the Holder, which was also recorded as additional debt discount and was fully amortized to interest expense during the year ended December 31, 2006. On December 7, 2006, $50,000 of principal was repaid and the due date on the remaining $100,000 balance on Note was extended until January 31, 2007. On January 23, 2007, the balance of the note was paid in full.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

6. CONVERTIBLE DEBT (continued)

Motivated Minds Convertible Debt (continued)

In connection with the Note A, the Company entered into a Registration Rights Agreement dated February 16, 2006, pursuant to which the Company granted piggy back registration rights to the Holder in connection with the shares issuable upon conversion of the Note and issuable upon exercise of the warrants.

CAMOFI Convertible Debt

On February 28, 2006, the Company entered into a Securities Purchase Agreement (“Note B”) with CAMOFI Master, LDC (“CAMOFI”), whereby CAMOFI agreed to purchase, up to $5,000,000 aggregate principal amount of 12% Senior Secured Convertible Notes, due February 28, 2009 (up to $3,500,000 to be purchased at the closing and up to an additional $1,500,000 to be purchased pursuant to an Additional Investment Right), secured by a first priority lien on all assets of the Company and its current and future subsidiaries (including a pledge of the shares of the Company's current and future Subsidiaries). Note B is convertible into 5,555,556 shares of the Company's common stock at a fixed price of $0.63 at any time at CAMOFI’s option. In connection with Note B, the Company issued 3,476,190 warrants at an exercise price of $0.63 to CAMOFI that expire on February 28, 2013. The warrants vested and became fully exercisable on the issuance date. In accordance with EITF Issue No. 98-5 and APB No. 14, the Company allocated the $3,500,000 debt proceeds between the relative fair values of the warrants and the fair value of the beneficial conversion feature (BCF”). Pursuant to EITF Issue Nos. 98-5 and 00-27, the conversion feature of Note B provides for a rate of conversion that is below market value. The resulting BCF and other debt discount resulting from the accounting for the warrants (see bellow) on Note B totaled $3,500,000 and are being amortized on a straight-line basis to interest expense over the life of the loan. As of December 31, 2007, approximately $1,352,000 was amortized to interest expense. The Company is currently in default on this loan. This loan is classified as a current liability, and is due on demand.

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

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

6. CONVERTIBLE DEBT (continued)

CAMOFI Convertible Debt (continued)

Accounting for the Warrants (continued)

Based on the preceding paragraph, the registration rights penalty could exceed the difference between the fair value of a registered share of the Company's common stock and the estimated fair value of an unregistered share. In addition, in order for the warrants to be classified in equity it must meet all the criteria outlined in EITF Issue No. 00-19, as a result of the original warrant agreement the ability to register a company's securities was not within the issuer's control, furthermore, since payment of a penalty in an indeterminate amount is considered an uneconomic settlement alternative, EITF Issue No. 00-19 requires the Company to assume that the warrant will be net-cash settled even though the warrant agreement does not include any such provision. Therefore, the warrants (which are an embedded derivative) were separated from the convertible debt instrument, reported as a liability, and measured at estimated fair value.

The fair value of the warrants in the debt financing transaction, based on the Black-Scholes option-pricing model, was estimated at $2,190,000 on the measurement date of February 28, 2006. Such amount was recorded as the derivative warrant liability with a corresponding entry to debt discount against the face of Note B. Such discount is being amortized to interest expense (using the effective interest method) over the three-year term of the note. The Company recorded interest expense on such discount of approximately $672,000 and $608,000 during the years ended December 31, 2007 and 2006, respectively, in the accompanying consolidated statements of operations.

Reclassification of the Warrant Obligation

On December 19, 2006, the Company entered into an Amended and Restated Registration Rights Agreement (the “Agreement”) with CAMOFI. Pursuant to the Amendment the Company agreed to file registration statements to cover the resale of the shares issuable upon conversion of the Note B and warrants as follows:

i) on or before January 31, prepare and file with the SEC a Registration Statement covering the resale of all common Stock issuable upon conversion of the 12% Senior Secured Convertible Note dated February 28, 2009, up to 33% of our issued and outstanding stock;

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

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

6. CONVERTIBLE DEBT (continued)

Reclassification of the Warrant Obligation (continued)

iii) within 90 days from effectiveness of the Registration Statement referred to in ii) above, prepare and file a Registration Statement covering the resale of all common Stock issuable upon conversion of the 12% Senior Secured Convertible Note dated February 28, 2009 plus all shares of common stock underlying the Purchaser Warrants to extent not registered above, up to 33% of our issued and outstanding stock;

iv) within 90 days from effectiveness of the Registration Statement referred to in iii) above, prepare and file a Registration Statement covering the resale of all additional Purchaser Warrants to extent not registered above, up to 33% of our issued and outstanding stock.

Pursuant to the Agreement, CAMOFI agreed to waive all liquidated damages accrued prior to the date of the Agreement. However, failure to meet the timetable set forth above will subject the Company to liquidated damages equal to 1.5% of the outstanding principal of the Notes for any registrable securities then held by CAMOFI for the first 30 days (or part thereof) after the default date and an additional 1.5% for any subsequent 30-day period (or part thereof), thereafter or a maximum of 10% of the remaining balance of the note.

As a result of the amended registration rights agreement and the limit of 10% placed on the amount of liquidated damages to be paid if the Company does not have an effective registration statement in accordance with the amended registration rights agreement, and since the warrant agreement provides the option of settling the warrant obligation by issuing unregistered shares using a cashless exercise feature in the event that there is no effective registration statement within the required time period, the warrants met all the criteria outlined in EITF 00-19 to be classified as equity. Accordingly, on December 19, 2006, the date of the amended agreement, the Company re-evaluated the estimated fair value of the warrant liability at approximately $626,000 using a Black Scholes option pricing model. The decrease in fair value totaling approximately $1,500,000 was recorded as a credit to derivative liability expense in the consolidated statements of operations and the warrants were reclassified to additional paid-in capital.

Other Transactions

On May 1, 2007, the Company entered into a second Amended and Restated Registration Rights Agreement (the “Second Amended and Restated Agreement”) with CAMOFI. Pursuant to Section 2 of the Second Amended and Restated Agreement, the Company agreed to file, in 30 days from the date thereof, a Registration Statement to register up to 33% of our issued and outstanding stock covering the resale of common stock issuable upon conversion of the 12% Senior Secured Convertible Note dated February 28, 2009, and to use the company’s best efforts to have the registration statements mentioned above declared effective 90 days after the date of filing. In addition, the Company agreed to use its best efforts to keep the registration statement continuously effective under the Securities Act until all the securities covered by such registration statement have been sold or may be sold without volume restriction pursuant to Rule 144(k). Pursuant to the Second Amended and Restated Registration Rights Agreement, CAMOFI agreed to waive any liquidated damages accrued prior to the date of the Amendment. However, the failure to timely file the Registration Statement and have the registration statement declared effective, will subject the Company to liquidated damages equal to 1.5% of the outstanding principal of the Notes for any registrable securities then held by CAMOFI for the first 30 days (or part thereof) after the default date and an additional 1.5% for any subsequent 30-day period (or part thereof), thereafter or a maximum of 10% of the remaining balance of the CAMOFI Notes. If the company fails to pay any partial liquidated damages within seven days after the date payable, the Company will be required to pay interest thereon at a rate of 20% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to CAMOFI, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

6. CONVERTIBLE DEBT (continued)

Other Transactions (continued)

On July 18, 2007, CAMOFI agreed to waive their right to require the Company to register up to 33% of our issued and outstanding stock and consented to the inclusion of 3,000,000 shares or 27% of the public float of the Company in this registration statement. Therefore, the Company’s obligation pursuant to the Second Amended and Restated Agreement and July 18, 2007 waiver, was to file one registration statement to register up to 3,000,000 shares or 27% of the public float of the Company’s common stock. During November 2007, the Company filed an Amended Registration Statement which was declared effective on November 14, 2007.

In connection with the December 19, 2006 Amended and Restated Registration Rights Agreement, the Company issued to CAMOFI warrants to purchase 1,500,000 shares of our common stock, at an exercise price of $0.35 for a term of seven years. Per EITF 96-18, Since the warrants are exercisable immediately, and the services (waiver of liquidated damages accrued as a result of the Company’s failure to register the warrants issued with the debt) were complete at the same time, the value of the services is deemed to be fair value of the warrants on the measurement date, which is the date of the transaction. The warrants were valued at $300,000, using a Black-Scholes option pricing model on the dates of grant and were recorded as interest expense in the Company’s consolidated financial statements.

In connection with the CAMOFI Note, the Company paid $393,000 in cash for financing costs. Such amount was recorded as deferred financing costs and are being amortized over the life of the note. In addition, the Company issued 722,539 warrants to Ascendiant Securities, LLC, (the “Placement Agent”) with an exercise price of $0.63 and expire on February 28, 2013. The warrants were valued using a Black Scholes option pricing model at $455,200 and were recorded as deferred financing costs and amortized to interest expense over the remaining life of the note. In connection with Note B, the Placement Agent also received 250,000 restricted shares of our common stock valued at $157,500 (based on the value of the Company’s stock at the date of grant) which were also recorded as deferred financing costs and amortized to interest expense over the life of the note.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

6. CONVERTIBLE DEBT (continued)

Other Transactions (continued)

The total financing costs incurred in connection with Note B totaled approximately $1,065,000, of which approximately $358,000 and $289,000 were amortized to interest expense during the years ended December 31, 2007 and 2006, respectively. The remaining deferred financing costs approximate $418,000 and $776,000 at December 31, 2007 and 2006, respectively, of which approximately $358,000 is current.

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

Intrinsic Value Accounting for the BCF

As explained in the following paragraph, the Company has accounted for the BCF in the CAMOFI debt financing transaction in accordance with EITF Issue No. 98-5, EITF Issue No. 00-27, and APB No. 14. The excess of the proceeds over the estimated fair value of the warrants (see "Accounting for the Warrants" below) of approximately $1,310,000 was used to calculate the effective conversion price of $0.50 per share.

The difference between the effective conversion price and the fair value of the debt at the commitment date of $0.236 per share resulted in a "theoretical" beneficial conversion feature of approximately $2,190,000. Since the BCF cannot exceed the proceeds allocated to the debt, the Company recorded a debt issuance discount on Note B of $1,310,000 which is being amortized to interest expense (using the effective interest method) over the three-year term of the note. The Company recorded interest expense on such BCF of approximately $402,000 and $364,000 during the year ended December 31, 2007 and 2006, respectively, in the accompanying consolidated statements of operations.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

6. CONVERTIBLE DEBT (continued)

Total Debt Discounts

The remaining BCF and debt discount balances on Note B associated with the conversion option of the debt and the warrants, respectively, totaled approximately $1,175,000 at December 31, 2007 and is presented net of the $2,217,000 principal balance of Note B in the consolidated balance sheet.

7. INCOME TAXES

During 2007 and 2006, the provision for taxes differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for taxes as a result of the following:

	2007	2006

Computed “expected” tax (benefit) expense	$(1,146,000)	$(367,000)

Addition to (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	(183,000)	(65,000)
Change in deferred tax asset valuation allowance	1,222,000	416,000
Non-deductible expenses	108,600	16,800

	$108,600	$800

The effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2007 and 2006 are presented below:

	2007	2006

Deferred tax assets:
Tax net operating loss carryforwards	$5,728,000	$4,600,000
Warrant liability	(598,000)	(584,000)

Accrued inventory reserve	114,000	114,000
Accrued expenses	141,000	397,000

Total gross deferred tax asset	4,921,000	4,527,000
Less valuation allowance	(4,921,000)	(4,527,000)

Total net deferred tax asset	$–	$–

Based upon the Company’s history of continuing operating losses, realization of its deferred tax assets does not meet the “more likely than not” criteria under SFAS No. 109 and, accordingly, a valuation allowance for the entire deferred tax asset amount has been recorded.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

7. INCOME TAXES (continued)

The valuation allowance increased by $858,000 and $387,000 during the years ended December 31, 2007 and 2006, respectively. The current provision for income taxes for the years ended December 31, 2007 and 2006 is not significant and due primarily to certain state taxes.

At December 31, 2007, the Company had net tax operating loss carryforwards for federal and state income tax purpose of approximately $15.4 million and $8.0 million, respectively, available to offset future taxable federal and state income. If not utilized to offset future taxable income, the federal and state carryforwards will expire in various years through 2026 and 2015, respectively. In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the utilization of the Company’s tax net operating loss carryforwards could be severely restricted.

On January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the entity’s financial statements in accordance with SFAS No. 109. The adoption of FIN 48 did not result in a cumulative effect adjustment to the Company’s retained earnings. As of the date of adoption, the Company had no unrecognized income tax benefits. Accordingly, the annual effective tax rate was not affected by the adoption of FIN 48. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively.

At December 31, 2007, the Company had no increase or decrease in unrecognized income tax benefits for the year. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2007. Furthermore, there were no adjustments to the liability or lapse of statute of limitation or settlements with taxing authorities.

The Company expects resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained, therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, that would affect the effective tax rate.

The Company is subject to income tax in the U.S. federal jurisdiction and California state jurisdictions and has identified its federal and California tax returns below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years

Federal	2004 – 2006
California	2003 – 2006

However, because the Company had net operating losses and credits carried forward in both of the jurisdictions, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

During the years ended December 31, 2007 and 2006, the Company issued 15,000 and 20,000 shares of restricted common stock, respectively, upon conversion of 900 and 1,200 shares of Series C, respectively, at a conversion rate of 16.667-to-1.

In March 2006, some of the Company’s preferred shareholders elected to waive their rights to receive dividends. Accordingly, the Company recorded a reduction in dividends payable of $282,875.

At December 31, 2006, the Company had a total of 27,780 shares of Series C issued and outstanding with accumulated dividends totaling approximately $238,000.

At December 31, 2007, the Company had a total of 26,880 shares of Series C issued and outstanding with accumulated dividends totaling approximately $225,000, which is included in dividends payable in the consolidated balance sheet.

During the year ended December 31, 2004, the Company issued a Private Placement Memorandum (“PPM”) in which the Company offered to eligible investors, as defined, a maximum of 30,000 shares of Series D Preferred Stock (“Series D”), with a required minimum offering of 1,000 shares of Series D to be sold at $25 per share. During the year ended December 31, 2004 and pursuant to the PPM, the Company issued 23,640 shares of Series D to eligible investors for proceeds totaling $521,000, net of $30,000 paid to the broker/dealer and $40,000 of accounts payable which were exchanged for shares. Such offering costs were included as an offset to additional paid-in capital in the accompanying consolidated financial statements. Since the related conversion rate is 50:1, the effective conversion rate of $0.50 resulted in a deemed dividend of $153,660, which was included in accumulated deficit. The deemed dividend is also reflected as an increase in the net loss attributable to common shareholders for 2004 (see Note 8). Additionally, the broker/dealer was granted Three-Year Placement Warrants, as defined in the PPM, with a cashless exercise feature to purchase 25,000 shares of the Company’s common stock at prices ranging from $0.50 to $1.00. No expense was recorded related to the granting of such warrants as they were considered an offering cost. The warrants vested immediately and expired in February 2007.

On August 25, 2005, two of preferred shareholders elected to convert 12,000 preferred stock into 600,000 shares of Company’s common stock.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

8. EQUITY TRANSACTIONS (continued)

Preferred Stock (continued)

In March 2006, one of the Company’s preferred series D shareholders elected to waive their rights to receive dividends. Therefore, the Company recorded a reduction in dividends payable of $5,000.

At December 31, 2006, the Company had a total of 11,640 shares of Series D issued and outstanding, with accumulated dividends totaling approximately $125,000.

At December 31, 2007, the Company had a total of 11,640 shares of Series D issued and outstanding, with accumulated dividends totaling approximately $151,000, which is included in dividends payable in the consolidated balance sheet.

Common Stock

Issuance Of Stock For Services Valued in accordance with the EITF 96-18

In December 2007, the Company entered into a three month contract with a third party for corporate consulting and marketing services valued at $180,000. The fee was paid as follows: $30,000 in cash, 300,000 shares of the Company’s common stock valued at $45,000 based on the stock market price of the shares at the contract date, and 700,000 options valued at $105,000 using the Black-Scholes option-pricing model to purchase the Company’s common shares. The value of the common stock and options issued on the date of the transaction were recorded as a deferred charge and is amortized to operating expense over the life of the agreement. At December 31, 2007, the remaining deferred consulting fees under this contract totaled $125,000.

In June 2007, the Company entered into a three year contract with a third party for internet public investor relations services valued at $210,000. The fee was paid in the form of 300,000 shares of Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and is amortized to operating expense over the life of the agreement. At December 31, 2007, the remaining deferred consulting fees under this contract totaled $169,171.

In June 2007, the Company entered into a ninety day contract with a third party for public investor relations services valued at $10,500. The fee was paid in the form of 15,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and was amortized to operating expense over the life of the agreement. The consulting fees under this contract were amortized to expense during the year.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

8. EQUITY TRANSACTIONS (continued)

Common Stock (continued)

Issuance Of Stock For Services Valued in accordance with the EITF 96-18 (continued)

In June 2007, the Company entered into a six month contract with a third party for corporate consulting and marketing services valued at $52,500. The fee was paid in the form of 75,000 shares of the Company’s common stock based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and was amortized to operating expense over the life of the agreement. The consulting fees under this contract were amortized to expense during the year.

In July 2006, the Company issued 100,000 shares of common stock valued at $41,000 (based on the market price of the shares on the date the services were completed) to a third party for corporate finance and investor relations services under one month contract. The amount was recorded as consulting expense during the year ended December 31, 2006.

In May 2007, the Company issued 100,000 shares of common stock valued at $70,000 (based on the market price of the shares) to a third party for public investor relations services under one year contract. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction as a deferred charge and is amortized to operating expense over the life of the agreement. As described in Note 1, in accordance with the EITF 96-18, the value of this services are not readily determinable and the fair value of the equity instruments is more reliably measurable. Under this arrangements, the performance criteria required for a measurement date is not reached until the service period has been completed. As a result, the Company is required to re-measure the consideration at each reporting date based on its then current stock value. During the year ended December 31, 2007, the Company recorded net decreases to the fair values of such equity based compensation arrangements of approximately $12,000. At December 31, 2007, the remaining deferred consulting fees under this contract totaled $8,250.

In February 2007, the Company issued 150,000 shares of common stock valued at $60,000 (based on the market price of the shares on the date the services were completed in accordance with EITF 96-18) to a third party for investor marketing services under a one month contract. The fee was recorded as public company expense in the first quarter of 2007 in the consolidated statements of operations.

In February 2007, the Company issued 100,000 shares of common stock valued at $36,000 (based on the market price of the shares on the date the services were completed in accordance with EITF 96-18) to a third party for financial consulting services under a 13 day contract. The fee was recorded as public company expense in the first quarter of 2007 in the consolidated statements of operations.

In February 2007, the Company issued 300,000 shares of common stock valued at $126,000 (based on the market price of the shares on the date the services were completed in accordance with EITF 96-18) to a third party for investor relation services under a one month contract. The fee was recorded as public company expense in the first quarter of 2007 in the consolidated statements of operations.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

8. EQUITY TRANSACTIONS (continued)

Common Stock (continued)

Issuance Of Stock For Services Valued in accordance with the EITF 96-18 (continued)

In December 2006, the Company issued 150,000 shares of common stock valued at $28,500 (based on the market price of the shares on the date of grant) to a third party for public relations consulting services. In accordance with EITF 96-18, the Company revalued the transaction at December 31, 2006 and adjusted the fees to $31,500. The additional $3,000 difference was recorded as deferred consulting fees and was being amortized over the remaining term of the contract.

Other Issuances

On June 29, 2007, the Company issued 675,000 shares of common stock in connection with Note B as penalties on defaulted secured convertible note.

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

On March 7, 2006 the Company issued 250,000 shares of common stock to a third party as financing fees in connection with Note B. The shares were valued at $157,500 (based on the estimated fair value of the common stock on the date of the transaction ) and recorded as deferred financing costs and amortized to interest expense over the life of the note. During 2006 and 2007, the Company amortized to interest expense an amount of $43,750 and $52,500, respectively. As of December 31, 2007, a balance of $61,250 remained to be amortized.

During March 2006, the Company issued 250,000 shares of restricted common stock and paid $900,000 in cash to one of its creditors to settle $750,000 outstanding principal balance and $291,050 accrued interest on two defaulted notes payable. The Company recorded the stock at fair value (estimated based on the trading price of the Company's stock on the date of grant) totaling $157,500. The value of the stock issued and the cash paid exceeded the value of the amount of the outstanding debt and accrued interest by approximately $17,000.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

8. EQUITY TRANSACTIONS (continued)

Common Stock (continued)

Other Issuances (continued)

During the year ended December 31, 2002, the Company received two subscriptions receivable totaling $375,000 in exchange for 250,000 restricted shares of common stock. The receivables bear  interest at an annual rate of 5%. Principal and any unpaid interest on both subscriptions receivable were due on August 22, 2003, and are in default as of December 31, 2007. The related accrued interest receivable and interest income are insignificant to the consolidated financial statements.

During the year ended December 31, 2001, the Company received a subscription receivable of $87,500 from a member of the Board of Directors in exchange for shares of the Company’s restricted common stock. The subscription receivable bears interest at an annual rate of 6%. Principal and any unpaid interest were due on October 6, 2001. As of December 31, 2007, the subscription receivable remains unpaid. The related accrued interest receivable and interest income are insignificant to the consolidated financial statements.

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

During the year ended December 31, 2007, the Company granted 800,000 options valued at $120,000 (using the Black-Scholes option pricing model) to third parties for corporate consulting and marketing services under three month contract. The value of the common stock and options issued on the date of the transaction were recorded as a deferred charge and is amortized to operating expense over the life of the agreement. At December 31, 2007, the remaining deferred consulting fees under this contract totaled $100,000.

During the year ended December 31, 2006, the Company granted 2,000,000 incentive stock options to certain employees under the Company’s ISOP. The options have an exercise price of $0.20 and vested on December 1, 2007. Also, the Company granted 6,403,728 warrants to certain note holders, its assignee and placement agents, in connection with issuance of two convertible notes.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

8. EQUITY TRANSACTIONS(continued)

Stock Options and Warrants (continued)

The following is a status of the stock options outstanding at December 31, 2007 and 2006 and the changes during the two years then ended:

	Year Ended			Year Ended
	December 31,			December 31,
	2007			2006
			Weighted		Weighted
	Options		Average Price	Options	Average Price

Outstanding, beginning of year	3,250,000		$0.25	1,483,250	$0.25

Granted	800,000	*	0.15	2,000,000	0.20

Exercised	-		-	-	-

Cancelled/Terminated	(100,000)		(1.10)	(163,500)	(0.90)

Outstanding, end of year	$3,950,000		$0.20	$3,250,000	$0.25

* the options were granted on 12/14/2007, two year term, vesting 1/3 per month for a period of three months, and are not issued under the Company’s approved ISOP.

The weighted average grant-date fair falue of the options granted was $0.18. The fair value of each share-based award is estimated on the grant date using the Black Scholes option-pricing formula. Expected volatilities are based on the implied volatility of the Company’s stock price (328%). The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant (4.60%). All of the options granted during the year have an expected term of 5 years.

The following table summarizes information related to stock options outstanding at December 31, 2007:

	Options Outstanding
		Weighted
		Average	Weighted
	Number of	Remaining	Average
	Options	Contractual	Exercise
Exercise Price	Outstanding	Life (Years)	Price

$0.15	800,000	0.40	$0.15
$0.20	2,000,000	1.96	0.20
$0.25	1,150,000	0.20	0.25

	3,950,000		$0.20

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

8. EQUITY TRANSACTIONS(continued)

Stock Options and Warrants (continued)

From time to time, the Company issues warrants to employees and to third parties pursuant to various agreements, which are not approved by the shareholders.

The following is a status of the warrants outstanding at December 31, 2007 and 2006, and the changes during the two years then ended:

	Year Ended		Year Ended
	December 31,		December 31,
	2007		2006
		Weighted		Weighted
	Warrants	Average Price	Warrants	Average Price

Outstanding, beginning of year	6,403,728	$0.57	55,000	$0.86

Granted	-	-	6,371,455	$0.57

Exercised	-	-	-	-

Cancelled/Terminated	(25,000)	(0.65)	(22,727)	(0.66)

Outstanding and exercisable, end of year	6,378,728	$0.57	6,403,728	$0.57

The following table summarizes information related to warrants outstanding at December 31, 2007:

	Warrants Outstanding
		Weighted
		Average	Weighted
	Number of	Remaining	Average
	Warrants	Contractual	Exercise
Exercise Price	Outstanding	Life (Years)	Price

$0.35	1,500,000	1.40	$0.35
$0.50-0.75	4,848,728	2.30	0.63
$1.00-1.25	30,000	0.00	1.04

	6,378,728		$0.57

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

8. EQUITY TRANSACTIONS(continued)

Stock Options and Warrants (continued)

The following table summarizes information related to stock options and warrants outstanding at December 31, 2007:

			Number Of Securities
			Remaining Available
	Equity Compensation Plan Information		For Future Issuance
	Number Of Securities To Be	Weighted-Average	Under Equity
	Issued Upon Exercise Of	Exercise Price Of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants And Rights	Warrants And Rights	In Column(A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	3,150,000	0.22	1,850,000

Equity compensation plans not approved by security holders	7,178,728	0.52

Total	10,328,728	—	1,850,000

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

9. LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2007 and 2006:

	2007	2006

Net loss	$(3,410,526)	$(1,051,744)

Cumulative preferred dividends (See Note 8)	(83,675)	(84,800)

Waived Cumulative preferred dividends (See Note 8)	69,750	287,875

Numerator for basic and diluted loss per common share:
Net loss applicable to common stockholders	(3,424,451)	(848,669)

Denominator for basic loss per share:
Weighted average shares	12,886,382	11,332,289

Denominator for diluted loss per share:
Weighted average shares	12,886,382	11,332,289

Basic loss per share	$(0.27)	$(0.07)

Diluted loss per share	$(0.27)	$(0.07)

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

Leases

The Company leases its office and warehouse facility under a non-cancelable operating lease agreement. The lease requires monthly lease payments of $30,000. The lease expires on February 28, 2009 and has an option to purchase.
The Company leased its office and warehouse facility under a lease agreement which ended in December 31, 2007. The lease required monthly lease payments of approximately $33,000, with annual increases of 3% through December 2007.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

10. COMMITMENTS AND CONTINGENCIES (continued)

Rental expense for operating leases approximated $450,000 and $410,000 for the years ended December 31, 2007 and 2006, respectively; which are included in selling, general and administrative in the accompanying consolidated of operations.

Legal

From time to time, the Company may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental in the normal operations of the business. The Company is not currently involved in any such litigation, which management believes could have a material adverse effect on its financial position or result of operations.

The Company is currently negotiating with CAMOFI to settle its debt obligation. Interest and penalties accrued through December 31, 2007 approximate $986,000.

Backlog (Unaudited)

The following schedule approximates a reconciliation of the backlog representing signed contracts:

Balance, January 1, 2007	$3,595,000
New contracts, January 1, 2007 through December 31, 2007	8,151,000
11,746,000
Less, contract revenue earned – January 1, 2007 through December 31, 2007	(6,990,000)

Balance December 31, 2007	$4,756,000

11. SUBSEQUENT EVENTS

On February 8, 2008, the Company entered in to a one year lease agreement to rent 38,000 sq.ft. commercial building in Santa Fe Springs, CA. The lease has an option purchase clause.

On February 8, 2008, the Company engaged a consultant to provide public relations services. The Company issued 150,000 restricted shares of common stock in connection with the agreement.

On February 22, 2008, the Company engaged a consultant to provide public and financial communication services. The Company issued 100,000 restricted shares of common stock in connection with the agreement.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

11. SUBSEQUENT EVENTS (continued)

On March 25, 2008, the Company engaged a consultant to provide financial services. The Company issued 125,000 restricted shares of common stock in connection with the agreement.