Form 10-Q
period 2008-03-31
NEW CENTURY COMPANIES INC
filed 2008-05-20
CIK 318716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission file number: 000-09459

NEW CENTURY COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	061034587
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9831 Romandel Ave.
Santa Fe Springs, CA 90670
 (Address of principal executive offices)

(562) 906-8455
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 12, 2008, the Company had 14,119,656 shares of common stock, $0.10 par value, issued and outstanding.

Documents incorporated by reference: None

NEW CENTURY COMPANIES, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. For example, statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, available cash, research results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1. FINANCIAL STATEMENTS

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2008 and December 31, 2007
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS

Current Assets
Cash	$-	$281,729
Contract receivables, net	499,054	438,876
Inventories, net	715,207	886,107
Costs and estimated earnings in excess of billings on uncompleted contracts	593,432	570,797
Deferred financing costs	328,433	358,292
Prepaid expenses and other current assets	237,050	14,183

Total current assets	2,373,176	2,549,984

Property and Equipment, net	248,335	269,092
Deferred Financing Costs, net	-	59,715

Total Assets	$2,621,511	$2,878,791

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Overdraft	$31,661	$18,962
Accounts payable and accrued liabilities	1,923,486	2,074,666
Dividends payable	376,725	376,725
Billings in excess of costs and estimated earnings on uncompleted contracts	498,114	88,025
Notes payable, net of current portion	26,144	25,597
Convertible notes payable, net of discount of 923,610 for March 31, 2008 and $1,175,504 for December 31, 2007	1,643,057	1,391,163

Total current liabilities	4,499,187	3,975,138

Long Term Liabilities
Notes payable, long term portion	30,934	37,679

Total long term liabilities	30,934	37,679

Commitments and Contingencies

Stockholders' Equity
Cumulative, convertible, Series B preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued and outstanding (liquidation preference of $25 per share)	-	-
Cumulative, convertible, Series C preferred stock, $1 par value, 75,000 shares authorized, 26,880 shares issued and outstanding (liquidation preference of $910,000)	26,880	26,880
Cumulative, convertible, Series D preferred stock, $25 par value, 75,000 shares authorized, 11,640 shares issued and outstanding (liquidation preference of $416,000)	291,000	291,000
Common stock, $0.10 par value, 50,000,000 shares authorized; 14,119,656 and 13,744,654 shares issued and outstanding for March 31, 2008 and December 31, 2008, respectivelly	1,411,966	1,374,466
Subscriptions receivable	(462,500)	(462,500)
Notes receivable from stockholders	(545,165)	(545,165)
Deferred consulting fees	(209,578)	(334,921)
Additional paid-in capital	9,786,281	9,748,781
Accumulated deficit	(12,207,494)	(11,232,567)

Total stockholders' equity	(1,908,610)	(1,134,026)

Total Liabilities and Stockholders' equity	$2,621,511	2,878,791

See accompanying notes to the condensed consolidated financial statements.

 NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

CONTRACT REVENUES	$1,526,602	$3,185,469

COST OF SALES	1,308,479	2,000,230

GROSS PROFIT	218,123	1,185,239

OPERATING EXPENSES
Consulting and other compensation	271,384	429,363
Salaries and related	53,496	116,634
Selling, general and administrative	438,029	173,276
TOTAL OPERATING EXPENSES	762,909	719,273

OPERATING INCOME (LOSS)	(544,786)	465,966

OTHER INCOME (EXPENSES)
Gain on writeoff of accounts payable	56,628	12,553
Loss on disputed accounts payable	-	(24,241)
Interest expense*	(486,769)	(465,241)

TOTAL OTHER EXPENSES	(430,141)	(476,929)

LOSS BEFORE PROVISION FOR INCOME TAXES	(974,927)	(10,963)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(974,927)	$(10,963)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(974,927)	$(10,963)

Basic and diluted net loss available to common stockholders per common share	$(0.07)	$(0.00)

Basic and diluted weighted average common shares outstanding	14,033,089	11,983,543

* Interest includes $144,001 additional penalties and interest on defaulted convertible note, debt discount amortization of $251,894 and deferred financing cost amortization of $89,573 for the quarter ended March 31, 2008, and $84,000 interest, debt discount amortization of $291,667, and deferred financing cost amortization of $89,573 for the quarter ended March 31, 2007, all related to $3.8 million convertible notes issued in the first quarter of 2006.

See accompanying notes to the condensed consolidated financial statements.

 NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net loss	$(974,927)	$(10,963)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	20,757	28,578
Gain on write off of accounts payable	56,628	12,553
Loss on disputed accounts payable	-	(24,241)
Amortization of deferred financing cost	89,574	89,574
Amortization of debt discount	251,894	291,667
Amortization of deferred consulting fees	125,343	98,977
Estmated fair market value of common stock issued for consulting services and related change in fair value	75,000	247,500
Changes in operating assets and liabilities:
Contracts receivable	(60,178)	(170,151)
Inventories	170,900	(212,874)
Costs and estimated earnings in excess of billings on uncompleted contracts	(22,635)	288,333
Prepaid expenses and other current assets	(222,867)	12,801
Notes receivable from stockholders	-	(7,000)
Accounts payable and accrued liabilities	(207,810)	19,719
Billings in excess of costs and estimated earnings on uncompleted contracts	410,089	(53,201)

Net cash (used in) provided by operating activities	(288,232)	611,272

Cash flows from financing activities:
Restricted cash	-	123,898
Bank overdraft	12,699	15,318
Principal payments on notes payable	(6,196)	(486,000)

Net cash provided by (used in) financing activities	6,503	(346,784)

Net (decrease) increase in cash	(281,729)	264,488

Cash at beginning of period	281,729	53,318

Cash at end of period	$-	$317,806

See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization And Nature Of Operations

New Century Companies, Inc. and its wholly owned subsidiary, New Century Remanufacturong, Inc., (collectively, the "Company"), a California corporation, was incorporated March 1996 and is located in Southern California. The Company provides after-market services, including rebuilding, retrofitting and remanufacturing of metal cutting machinery. Once completed, a remanufactured machine is "like new" with state-of-the-art computers and the cost to the Company's customers is substantially less than the price of a new machine.

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

Principles Of Consolidation

The condensed consolidated financial statements include the accounts of New Century Companies, Inc. and its wholly owned subsidiary, New Century Remanufacturing, Inc.. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis Of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the Company's financial position as of March 31, 2008, and the results of operations and cash flows for the interim periods presented, have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the full year ending December 31, 2008. Amounts related to disclosure of December 31, 2007 balances within these interim consolidated financial statements were derived from the audited 2007 consolidated financial statements and notes thereto.

Reclassifications

The Company has reclassified the presentation of current prior-year information to conform to the current presentation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $12,207,000 and was also in default on its convertible debt. These factors, among others, raises substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales along with renegotiated or new debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2008. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Inventories represent cost of work in process on units not yet under contract. Cost includes all direct material and labor, machinery, subcontractors and allocations of indirect overhead. As of March 31, 2008, the company’s inventory was determined to be approximately $715,000 net, based on approximately $82,000 cost of labor, $486,000 cost of materials, $42,000 cost of subcontracted services, $391,000 allocated indirect overhead cost, offset by a $286,000 reserve for estimated markdowns on inventory costs. At December 31, 2007 the company’s inventory was determined to be approximately $1,172,000 net, based on approximately $86,000 cost of labor, $615,000 cost of materials, $61,000 cost of subcontracted services, $410,000 allocated indirect overhead cost, offset by a $286,000 reserve for estimated markdowns on inventory costs.

Revenue Recognition

The Company's revenues consist primarily of contracts with customers. The Company uses the percentage-of-completion method of accounting to account for long-term contracts and, therefore, takes into account the cost, estimated earnings and revenue to date on fixed-fee contracts not yet completed. The percentage-of-completion method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term. The Company recognizes revenue on contracts pursuant to Statements of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

For revenues from stock inventory the Company follows Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", which outlines the basic criteria that must be met to recognize revenue other than revenue on contacts, and provides guidance for presentation of this revenue and for disclosure related to these revenue recognition policies in financial statements filed with the SEC.

For contracts, the amount of revenue recognized at the financial statement date is the portion of the total contract price that the cost expended to date bears to the anticipated final cost, based on current estimates of cost to complete. It is not related to the progress billings to customers. Contract costs include all materials, direct labor, machinery, subcontract costs and allocations of indirect overhead.

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

The Company accounts for shipping and handling fees and costs in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Shipping and handling fees and costs incurred by the Company are immaterial to the operations of the Company and are included in cost of sales.

In accordance with Statements of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of an estimate for markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience, current industry trends and estimated costs. As of March 31, 2008, the Company estimated the markdowns, price concessions and warranty costs and concluded amounts are immaterial and did not record any adjustment to revenues.

Basic And Diluted Loss Per Common Share

Basic net earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for each respective period.

Common stock equivalents, representing convertible Preferred Stock, convertible debt, options and warrants totaling approximately 5,637,000 at March 31, 2008 and 6,192,972 at December 31, 2007 are not included in the diluted loss per share as they would be anti-dilutive. Accordingly, diluted and basic loss per common share are the same at March 31, 2008 and December 31, 2007.

Stock Based Compensation

Effective January 1, 2006, we adopted the fair value method of accounting for employee stock compensation cost pursuant to SFAS No. 123-R, Share-Based Payments. Prior to that date, the Company used the intrinsic value method under Accounting Policy Board Opinion No. 25 to recognize compensation cost.

Under the modified prospective method of adoption for SFAS No. 123-R, the compensation cost recognized by the Company beginning January 1, 2006 includes compensation cost for all equity incentive awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. The Company had no equity incentive awards granted prior to January 1, 2006 that were not yet vested. Accordingly, no compensation expense and $86,400 in share-based compensation expense was recognized in the accompanying consolidated statements of operations for the three months ended March 31, 2008 and 2007.

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

On November 13, 2006, the Company granted 2,000,000 options to key employees. At March 31, 2008, the Company had 1,050,000 options available for future issuance under their equity compensation plans.

There are no share-based compensation resulting from the application of SFAS No. 123-R to options granted outside of the Company's Stock Option Plan for the three months ended March 31, 2008 and 2007. Share-based compensation recognized as a result of the adoption of SFAS No. 123-R use the Black Scholes option pricing model for estimating fair value of options granted.

In accordance with SFAS No. 123-R, the Company’s policy is to adjust share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after December 31, 2007 is recognized in the period the forfeiture estimate is changed.

At March 31, 2008, the Company estimated (using the Black Scholes pricing model) the fair value of options granted and no variance has been found. Therefore, the effect of forfeiture adjustments at the period ended March 31, 2008 was not applicable.

Options outstanding that have vested and are expected to vest as of March 31, 2008 are as follows:

		Weighted	Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term in Years	Value (1)

Vested (2)	3,950,000	$0.20	0.74	$—
Expected to vest	—			$—
Total	3,950,000			$—

(1)
These values calculates as the difference between the exercise price and $0.20, the closing market price of the Company's common stock on March 31, 2008 as quoted on the Over-the-Counter Bulletin Board under the symbol "NCNC.OB" for all in-the-money options outstanding.

(2)	Include 800,000 options that became fully vested on March 14, 2008 and are valued at $120,000 based on the stock market price of the shares at the contract date.

The Company’s policy for options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized. Additional information with respect to stock option activity is as follows:

		Outstanding Options
	Shares		Weighted	Aggregate
	Available	Number of	Average	Intrinsic
	for Grant	Shares	Exercise Price	Value (1)
December 31, 2007	1,050,000	3,950,000	$0.20	$79,000
Grants	—	—	—
Exercises	—	—	—
Cancellations	—	—	—
March 31, 2008	1,050,000	3,950,000	$0.20	$—

Options exercisable at:
March 31, 2008		3,950,000	$0.20
December 31, 2007		3,150,000	$0.22

(1)
Represents the added value as difference between the exercise price and the closing market price of the Company's common stock at the end of the reporting period (as of March 31, 2008 and December 31, 2007, the market price of the Company's common stock was $0.20 and $0.22, respectively).

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

Deferred Financing Costs

Direct costs of securing debt financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. During the three months ended March 31, 2008 and 2007, the Company amortized approximately $90,000, each reporting period, to interest expense.

Stock Purchase Warrants Issued With Notes Payable

In 2006, the Company granted warrants in connection with the issuance of certain notes payable. Under Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants," the relative estimated fair value of such warrants represents a discount from the face amount of the notes payable. Such discounts are amortized to interest expense over the term of the notes. During the three months ended March 31, 2008 and 2007, the Company amortized approximately $158,000 and $183,000, respectively, to interest expense.

Beneficial Conversion Feature Of Convertible Notes Payable

The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). Pursuant to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the estimated fair value of the BCF is recorded in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes. During the three months ended March 31, 2008 and 2007, the Company amortized approximately $94,000 and $109,000, respectively, to interest expense.

Income Taxes

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109") on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Company's beginning tax positions. The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of March 31, 2008, the Company did not have any unrecognized tax benefits. The Company files a Consolidated Federal income tax return in the U.S. The Company files a separate income tax return in the State of California. The Company is no longer subject to U.S. Federal tax examinations for the years before 2004, and to State of California for the years before 2003.

Significant Recent Accounting Pronouncements

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

2. CONTRACTS IN PROGRESS

Contracts in progress which include completed contracts not completely billed, approximate:

	March 31, 2008	December 31, 2007

Cumulative costs to date	$4,124,000	$7,007,000
Cumulative gross profit to date	3,466,000	7,893,000

Cumulative revenue earned	7,590,000	14,900,000
Less progress billings to date	(7,494,000)	(14,350,000)

Net under billings	$95,000	$550,000

The following approximate amounts are included in the accompanying condensed consolidated balance sheets under these captions:

	March 31, 2008	December 31, 2007

Costs and estimated earnings in excess of billings on uncompleted contracts	$593,000	$571,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(498,000)	(88,000)

Net under billings	$95,000	$483,000

 3. CAMOFI Master LDC (“CAMOFI”) CONVERTIBLE DEBT

The Company’s convertible debt financing with CAMOFI is in default. Contractual payments on the note have not been made since July 2007 and aggregate to $3,646,889 principal, interest and penalties. For the three months ended March 31, 2008, no principal payments were made on the secured convertible notes payable. As of March 31, 2008 and December 31, 2007, the principal balance is approximately $2,567,000 which is presented net of debt discounts totaling approximately $924,000 and $1,176,000, respectively.

During the three months ended March 31, 2008 and 2007, the Company amortized approximately $252,000 and $292,000, respectively, of debt discounts, including beneficial conversion features, to interest expense related to the convertible note payable to CAMOFI .

4. EQUITY TRANSACTIONS

Equity Compensation

In February 2008, the Company entered into a year contract with a third party for public relations services valued at $30,000. The fee was paid in the form of 150,000 shares of the Company’s common stock based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and is amortized to operating expense over the life of the agreement. At March 31, 2008, the remaining deferred consulting fees under this contract totaled $25,000.

In February 2008, the Company entered into a three month contract with a third party for public relations services valued at $20,000. The fee was paid in the form of 100,000 shares of the Company’s common stock based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and is amortized to operating expense over the life of the agreement. At March 31, 2008, the remaining deferred consulting fees under this contract totaled $10,000.

In March 2008, the Company entered into a one month contract with a third party for public and financial communication services valued at $25,000. The fee was paid in the form of 125,000 shares of the Company’s common stock based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and is amortized to operating expense over the life of the agreement. At March 31, 2008, the remaining deferred consulting fees under this contract totaled $20,161.

In February 2007, the Company issued 150,000 shares of common stock valued at $60,000, based on the market price of the shares on the date the services were completed, to a third party for investor marketing services under a one month contract. The fee as recorded as public company expense in the first quarter of 2007.

In February 2007, the Company issued 100,000 shares of common stock valued at $36,000, based on the market price of the shares on the date the services were completed, to a third party for financial consulting services under a 13 day contract. The fee as recorded as public company expense in the first quarter of 2007.

In February 2007, the Company issued 300,000 shares of common stock valued at $126,000, based on the market price of the shares on the date the services were completed, to a third party for investor relation services under a one month contract. The fee as recorded as public company expense in the first quarter of 2007.

In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” since the value of the services were not readily determinable on transactions that occurred in 2007 and the fair value of the equity instruments was more reliably measurable, the value of the services were based on the market price of the shares. Further, under these arrangements, the performance criteria required for a measurement date was not reached until the service period was completed. As a result, the Company was required to re-measure the consideration at each reporting date based on its then current stock value.

During the three months ended March 31, 2008 and 2007, the Company amortized approximately $125,000 and $99,000, respectively, of consulting expense related to deferred consulting fees on such equity based compensation arrangements.

As of March 31, 2008 and December 31, 2007, the unamortized portion of consulting fees on such equity based compensation arrangements approximate $210,000 and $234,000, respectively.

Dividends on preferred stock

The preferred shares Series C and preferred shares Series D shares have a mandatory cumulative dividend of $1.25 per share, which is payable on a semi-annual basis in September and December each year to holders of record on November 30 and May 31. The preferred shareholders does not have any voting rights and has liquidation preferences.

At March 31, 2008 and December 31, 2007, the Company had a total of 26,680 preferred shares Series C and 11,640 preferred shares Series D issued and outstanding. As of March 31, 2008 and December 31, 2007, the Company’s accumulated dividends payable has a balance of $376,725. The Company did not declared or intend to declare any dividends as of March 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, and market and general policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-Q are qualified in their entirety by this statement.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO MARCH 31, 2007.

Revenues. The Company generated revenues of $1,526,602 for the three months ended March 31, 2008, which was a $1,658,469 or 52% decrease from $3,185,469 for the three months ended March 31, 2007. The decrease is the result of lower then usual sales, a tighter credit market, and business interruption during relocation.

Gross Profit. Gross profit for the three months ended March 31, 2008, was $218,123 or 14% of revenues, compared to $1,185,239 or 37% of revenues for the three months ended March 31, 2007, a 82% decrease. The decrease in gross profit is due to the allocation of one time relocation expenses and standard quarterly overhead expenses applied to lower revenues.

Operating Loss. Operating loss for the three months ended March 31, 2008, was $544,786 compared to operating income of $465,966 for the three months ended March 31, 2007. The increase in loss of $1,010,752 is primarily due to decreased revenues and lower gross profit on jobs in progress for the quarter ended March 31, 2008.

Interest Expense and Debt Discount Amortization. Interest expense for the three months ended March 31, 2008, was $486,769 compared with $465,241 for the three months ended March 31, 2007. The increase of $21,528 in interest expenses is due to additional interest and penalties on defaulted CAMOFI convertible loan.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

The net cash decrease during the three months ended March 31, 2008 was $281,729. The decrease is due to $288,232 net cash used in operating activities.

For the three months ended March 31, 2008, the cash provided by financing activities was $6,503, compared with $346,784 cash used in financing activities in the three months ended March 31, 2007. For the three months ended March 31, 2007, cash was used to make principal payments on the CAMOFI loan. For the three months ended March 31, 2008, no principal payments were made on the CAMOFI loan.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $12,207,000 and was also in default on its convertible debt. These factors, among others, raises substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales along with renegotiated or new debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2008. Therefore, the Company will be required to seek additional funds to finance its long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Inventories represent cost of work in process on units not yet under contract. Cost includes all direct material and labor, machinery, subcontractors and allocations of indirect overhead. As of March 31, 2008, the company’s inventory was determined to be approximately $715,000 net, based on approximately $82,000 cost of labor, $486,000 cost of materials, $42,000 cost of subcontracted services, $391,000 overhead cost, offset by a $286,000 reserve for estimated markdowns on inventory costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of March 31, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

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

Material Weaknesses

Material Weaknesses

1.	We had not effectively implemented comprehensive entity-level internal controls, as evidenced by the following deficiencies:

•
We did not establish an independent Audit Committee who are responsible for the oversight of the financial reporting process, nor was an Audit Committee Charter defined. At the current time we do not have any independent members of the Board who could comprise this committee.

•
We did not establish an adequate Whistle Blower program for the receipt, retention, and treatment of complaints received by the issuer regarding accounting, internal accounting controls, or auditing matters; and the confidential, anonymous submission by employees of the issuer of concerns regarding questionable accounting or auditing matters to the Audit Committee and Board of Directors.

•	We did not have an individual on our Board, nor on the Audit Committee, who meets the “Financial Expert” criteria.

•
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

•	We did not follow a formal fraud assessment process to identify and design adequate internal controls to mitigate those risks not deemed to be acceptable.

•	We did not conduct annual performance reviews or evaluations of our management and staff employees.

We did not have a sufficient complement of personnel with appropriate training and experience in GAAP, as evidenced by the following deficiencies:

2. We do not have a formally trained Chief Financial Officer who is responsible for the oversight of the accounting function. Currently the CEO is responsible for this function, but has not had formal accounting or auditing experience.

•	The Controller is the only individual with technical accounting experience in our company but is limited in the exposure to SEC filings and disclosures and is not a full-time employee of the company.

•	We have not consulted with other outside parties to assist us in the SEC filings and disclosures prior to the December 31, 2007 10-KSB filing during 2007.

3. We did not adequately segregate the duties of different personnel within our accounting group due to an insufficient complement of staff and inadequate management oversight.

4. We did not adequately design internal controls that:

•	The controls identified in the process documentation were not designed effectively and had no evidence of operating effectiveness for testing purposes.
•	The controls identified in the process documentation did not cover all the risks for the specific process
•	The controls identified in the process documentation did not cover all applicable assertions for the significant accounts.

5. Due to the material weaknesses identified at our entity level controls we did not test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

We are in the process of remediation of the above noted weaknesses and are evaluating the most efficient method to complete this task.  However, based on our review, management has concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes In Controls and Procedures

There have been no changes in our internal controls over financial reporting that occurred during our first quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Starting July 2007, the Company has been in default with all monthly payments on the CAMOFI Convertible Note payable. As of March 31, 2008, the Company is in default with $2,566,667 principal and $1,080,222, totaling an amount of $3,646,889.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1 Certification required by Rule 13a-14(a) or Rule 15d-14(d) and under Section 302 of the Sarbanes-Oxley act of 2002

Exhibit 32.1 Certification required by Rule 13a-14(a) or Rule 15d-14(d) and under Section 906 of the Sarbanes-Oxley act of

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2008	NEW CENTURY COMPANIES, INC.

/s/ DAVID DUQUETTE
Name: David Duquette
Title: Chairman, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: May 20, 2008	/s/ DAVID DUQUETTE
Name: David Duquette
Title: Chairman, President and Director

Date: May 20, 2008	/s/ JOSEF CZIKMANTORI
Name: Josef Czikmantori
Title: Secretary and Director