Form 10-Q
period 2008-06-30
NEW CENTURY COMPANIES INC
filed 2008-08-14
CIK 318716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

ྈ	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

ྑ	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission file number: 000-09459

NEW CENTURY COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	061034587
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9835 Romandel Ave.
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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of August 12, 2008, the Company had 15,344,656 shares of common stock, $0.10 par value, issued and outstanding.

Documents incorporated by reference: None

NEW CENTURY COMPANIES, INC.

INDEX

Page No.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -
June 30, 2008 (Unaudited) and December 31, 2007	F-1

Condensed Consolidated Statements of Operations (Unaudited) -
Three and Six Months Ended June 30, 2008 and 2007	F-2

Condensed Consolidated Statements of Cash Flows (Unaudited) -
Six Months Ended June 30, 2008 and 2007	F-3

Notes to Condensed Consolidated Financial Statements	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3. Quantitative and Qualitative Disclosures About Market Risk	7

Item 4T. Controls and Procedures	7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	11

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 5. Other Information	11

Item 6. Exhibits	11

SIGNATURES	12

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

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007

ITEM 1. FINANCIAL STATEMENTS

	June 30, 2008	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets
Cash	-	281,729
Contract receivables, net	390,900	438,876
Inventories, net	653,730	886,107
Costs and estimated earnings in excess of billings on uncompleted contracts	435,434	570,797
Deferred financing costs, current portion	139,178	358,292
Prepaid expenses and other current assets	278,599	14,183

Total current assets	1,897,841	2,549,984

Property and Equipment, net	227,860	269,092
Deferred financing costs, long-term portion	206,331	59,715
Total Assets	$2,332,032	$2,878,791

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank Overdraft	$66,627	$18,962
Accounts payable and accrued liabilities	1,055,107	2,074,666
Dividends payable	418,000	376,725
Billings in excess of costs and estimated earnings on uncompleted contracts	329,038	88,025
Capital lease obligation, current portion	26,703	25,597
Deferred Gain on forgiveness of debt	554,218	-
Convertible (2007 only) notes payable, net of discount of $319,133
at June 30, 2008 and $1,175,504 for December 31, 2007, current portion	149,324	1,391,163

Total current liabilities	2,599,017	3,975,138

Long Term Liabilities
Capital lease obligation, long-term portion	19,750	37,679
Deferred Gain on forgiveness of debt	600,402	-
Convertible (2007 only) notes payable, net of discount of $345,728
for June 30, 2008 and $0 for December 31, 2007, long-term portion	2,135,815	-

Total long term liabilities	2,755,967	37,679

Commitments and Contingencies

Stockholders' Deficit
Cumulative, convertible, Series B preferred stock, $1 par value,
15,000,000 shares authorized, no shares issued and outstanding
(liquidation preference of $25 per share)	-	-
Cumulative, convertible, Series C preferred stock, $1 par value,
75,000 shares authorized, 26,880 shares issued and outstanding
(liquidation preference of $910,000)	26,880	26,880
Cumulative, convertible, Series D preferred stock, $25 par value,
75,000 shares authorized, 11,640 shares issued and outstanding
(liquidation preference of $416,000)	291,000	291,000
Common stock, $0.10 par value, 50,000,000 shares authorized;
15,344,656 and 13,744,654 shares issued and outstanding
at March 31, 2008 and December 31, 2008, respectivelly	1,534,466	1,374,466
Subscriptions receivable	(462,500)	(462,500)
Notes receivable from stockholders	(545,165)	(545,165)
Deferred consulting fees	(166,756)	(334,921)
Additional paid-in capital	9,397,195	9,748,781
Accumulated deficit	(13,098,072)	(11,232,567)

Total stockholders' deficit	(3,022,952)	(1,134,026)

Total liabilities and stockholders' deficit	$2,332,032	2,878,791

See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

CONTRACT REVENUES	$1,434,676	$2,600,147	$2,961,278	$5,785,616

COST OF SALES	$1,363,614	1,889,145	2,672,093	3,889,375

GROSS PROFIT	71,062	711,002	289,185	1,896,241

OPERATING EXPENSES
Consulting and other compensation	73,998	212,955	345,382	642,318
Salaries and related	74,123	110,336	127,619	226,970
Selling, general and administrative	278,441	195,095	716,470	368,371
TOTAL OPERATING EXPENSES	426,562	518,386	1,189,471	1,237,659

OPERATING INCOME (LOSS)	(355,500)	192,616	(900,286)	658,582

OTHER INCOME (EXPENSES)
Gain (loss) on writeoff of accounts payable	3,577	4,729	60,205	(6,959)
Interest expense	(497,382)	(722,273)	(984,151)	(1,187,514)

TOTAL OTHER EXPENSES	(493,805)	(717,544)	(923,946)	(1,194,473)

LOSS BEFORE PROVISION FOR
INCOME TAXES	(849,305)	(524,928)	(1,824,232)	(535,891)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(849,305)	$(524,928)	$(1,824,232)	$(535,891)

Preferred Stock Dividends	$(41,275)	$27,350	$(41,275)	$27,350

NET LOSS APPLICABLE
TO COMMON STOCKHOLDERS	$(890,580)	(497,578)	$(1,865,507)	$(508,541)

Basic and diluted net loss available to
common stockholders per common share	$(0.06)	(0.04)	$(0.13)	$(0.04)

Basic and diluted weighted average common
shares outstanding	14,200,975	12,654,601	14,040,672	12,320,927

See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net loss	$(1,824,232)	$(535,891)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization of property and equipment	41,232	63,535
Gain on write off of accounts payable	(60,205)	-
Amortization of deferred financing cost	180,960	179,148
Amortization of debt discount	503,788	848,485
Amortization of deferred consulting fees and deferred employees stock option	168,165	(126,683)
Estmated fair market value of common stock issued for consulting services
and related change in fair value	83,000	610,000
Conversion of interest to common stock	-	74,317
Bad debt expense	27,259	-

Changes in operating assets and liabilities:
Contracts receivable	20,717	(4,766)
Inventories	232,377	(173,695)
Costs and estimated earnings in excess of billings on uncompleted contracts	135,363	48,960
Prepaid expenses and other current assets	(264,416)	18,645
Notes receivable from stockholders	-	(17,500)
Accounts payable and accrued liabilities	202,406	(77,846)
Billings in excess of costs and estimated earnings on uncompleted contracts	241,013	(99,635)

Net cash (used in) provided by operating activities	(312,573)	807,074

Cash flows from investing activities:
Purchases of property and equipment	-	(30,000)

Net cash used in investing activities	-	(30,000)

Cash flows from financing activities:
Restricted cash	-	123,898
Bank overdraft	47,665	6,929
Proceeds of issuance of convertible notes payable	-	-
Principal payments on notes payable	(16,821)	(620,523)
Deferred financing costs	-	-

Net cash provided by (used in) financing activities	30,844	(489,696)

Net (decrease) increase in cash	(281,729)	287,378

Cash at beginning of period	281,729	53,318

Cash at end of period	$-	$340,696

Supplemental disclosure of non-cash financing and investing activities:

Accrued cumulative dividends on preferred stock	$41,275	$42,400

Reversal of accrued dividends older than four years on preferred stock	$-	$(69,750)

Conversion of notes payable and interest to common stock	$-	$424,317

Common stock and warrants issued for deferred financing costs	$102,500	$-

See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization And Nature Of Operations

New Century Companies, Inc. and its wholly owned subsidiary, New Century Remanufacturing, Inc., (collectively, the "Company"), a California corporation, was incorporated March 1996 and is located in Southern California. The Company provides after-market services, including rebuilding, retrofitting and remanufacturing of metal cutting machinery.

The Company currently sells its services by direct sales and through a network of machinery dealers across the United States. Its customers are generally medium to large manufacturing companies in various industries where metal cutting is an integral part of their businesses. The Company grants credit to its customers who are predominately located in the western United States.

The Company trades on the OTC Bulletin Board under the symbol "NCNC.OB".

Principles Of Consolidation

The condensed consolidated financial statements include the accounts of New Century Companies, Inc. and its wholly owned subsidiary, New Century Remanufacturing, Inc.. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis Of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the consolidated financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the Company's financial position as of June 30, 2008, and the results of operations and cash flows for the interim periods presented, have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results for the full year ending December 31, 2008. Amounts related to disclosure of December 31, 2007 balances within these interim condensed consolidated financial statements were derived from the audited 2007 consolidated financial statements and notes thereto.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has losses from operations year to date of approximately $849,000, an accumulated deficit of approximately $13,098,000 and a negative working capital balance of approximately $701,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales along with renegotiated or new debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2008. Therefore, the Company will be required to seek additional funds to finance its long-term operations.

In response to these problems, management has taken the following actions:

•	The Company continues its aggressive program for selling inventory.

•	The Company continues to implement plans to further reduce operating costs.

•	The Company is seeking investment capital through the public and private markets.

•	The Company has successfully restructured its debt, eliminating the penalties and interest for past default and extending the repayment term (See Note 3).

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

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Inventories represent cost of work in process on units not yet under contract. Cost includes all direct material and labor, machinery, subcontractors and allocations of indirect overhead cost, offset by reserve for estimated markdowns on inventory costs.

Inventory costs as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Cost of labor	$67,000	$86,000
Cost of materials	451,000	615,000
Cost of subcontracted services	42,000	61,000
Allocation of indirect overhead cost	380,000	410,000

Gross inventory	$940,000	$1,172,000

Reserve for estimated markdowns on inventory costs	(286,000)	(286,000)

Net inventory	$654,000	$886,000

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

In accordance with Statements of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of an estimate for markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience, current industry trends and estimated costs. As of June 30, 2008, the Company estimated the markdowns, price concessions and warranty costs and concluded amounts are immaterial and did not record any adjustment to revenues.

Basic And Diluted Loss Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding for each respective period.

Common stock equivalents, representing convertible preferred stock, convertible debt, options and warrants totaling approximately 1,352,000 at June 30, 2008 and 6,192,972 at December 31, 2007 are not included in the diluted loss per share as they would be anti-dilutive. Accordingly, diluted and basic loss per common share are the same at June 30, 2008 and December 31, 2007.

Stock Based Compensation

Effective January 1, 2006, we adopted the fair value method of accounting for employee stock compensation cost pursuant to SFAS No. 123-R, “Share-Based Payments”. Prior to that date, the Company used the intrinsic value method under Accounting Policy Board Opinion No. 25 to recognize compensation cost.

Under the modified prospective method of adoption for SFAS No. 123-R, the compensation cost recognized by the Company beginning January 1, 2006 includes compensation cost for all equity incentive awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. The Company had no equity incentive awards granted prior to January 1, 2006 that were not yet vested. Accordingly, $0 and $86,400 of share-based compensation expense was recognized in the accompanying condensed consolidated financial statements for the three month periods ended June 30, 2008 and 2007, respectively. $0 and $216,000 of share-based compensation expense was recognized in the accompanying condensed consolidated financial statements for the six month periods ended June 30, 2008 and 2007, respectively.

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

On November 13, 2006, the Company granted 2,000,000 options to key employees. At June 30, 2008, the Company had 1,050,000 options available for future issuance under their equity compensation plans.

There is no share-based compensation resulting from the application of SFAS No. 123-R to options granted outside of the Company's Stock Option Plan for the three or six months ended June 30, 2008 and 2007. Share-based compensation recognized as a result of the adoption of SFAS No. 123-R use the Black-Scholes option pricing model for estimating fair value of options granted.

In accordance with SFAS No. 123-R, the Company’s policy is to adjust share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after December 31, 2007 is recognized in the period the forfeiture estimate is changed, no changes occurred in the period ended June 30, 2007.

Options outstanding that have vested and are expected to vest as of June 30, 2008 are as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term in Years	Value (1)
Vested (2)	3,950,000	$0.20	0.97	$—
Expected to vest	—			$—
Total	3,950,000			$—

(1)
These values are calculated as the difference between the exercise price and $0.13, the closing market price of the Company's common stock on June 30, 2008 as quoted on the Over-the-Counter Bulletin Board under the symbol "NCNC.OB" for all in-the-money options outstanding.

(2)	Includes 800,000 options that became fully vested on March 14, 2008 and are valued at $120,000 based on the stock market price of the shares at the contract date.

Options outstanding that are expected to vest are net of estimated future forfeitures which are estimated when compensation costs are recognized in accordance with the provisions of SFAS No. 123-R, Additional information with respect to stock option activity is as follows:

		Outstanding Options
	Shares		Weighted	Aggregate
	Available	Number of	Average	Intrinsic
	for Grant	Shares	Exercise Price	Value (1)

December 31, 2007	1,050,000	3,950,000	$0.20	$79,000

Grants	—	—	—
Exercises	—	—	—
Cancellations	—	—	—
June 30, 2008	1,050,000	3,950,000	$0.20	$—

Options exercisable at:
June 30, 2008		3,950,000	$0.20
December 31, 2007		3,150,000	$0.20

(1)
Represents the difference between the exercise price and the closing market price of the Company's common stock at the end of the reporting period (as of June 30, 2008 and December 31, 2007, the market price of the Company's common stock was $0.13 and $0.22, respectively) for all in-the-money options outstanding..

The Company follows SFAS No. 123-R (as interpreted by EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services") to account for transactions involving services provided by third parties where the Company issues equity instruments as part of the total consideration. Pursuant to paragraph 7 of SFAS No. 123 (R), the Company accounts for such transactions using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company applies EITF Issue No. 96-18 in transactions when the value of the goods and/or services are not readily determinable the fair value of the equity instruments is more reliably measurable and the counterparty receives equity instruments in full or partial settlement of the transactions using the following methodology:

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

Note Payable

Direct costs of securing debt financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

In June 2008, in connection with the CAMOFI debt reduction as discussed in Note 3, the Company entered into a contract with a third party for financial services. The Company issued 300,000 shares of common stock valued at $36,000, based on the market price of the shares on the date of the agreement. The fee is capitalized and amortized over the term of the related debt.

During the three months ended June 30, 2008 and 2007, the Company amortized approximately $90,000 to interest expense. During the six months ended June 30, 2008 and 2007, the Company amortized approximately $181,000 to interest expense. At June 30, 2008, the unamortized portion of deferred financing costs for the CAMOFI note payable is approximately $275,000.

Real Estate Lease

On April 1st, 2008, the company entered into a commercial lease agreement to lease its premises for ten years. Per the lease, the Company incurred a brokerage fee of approximately $72,500. This cost is capitalized and amortized over the term of the lease.

During the three months ended June 30, 2008, the Company amortized approximately $1,800 to rent expense. At June 30, 2008, the unamortized portion of deferred brokerage fees for the lease payable is approximately $70,000.

Income Taxes

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109") on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Company's beginning tax positions. The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of June 30, 2008, the Company did not have any unrecognized tax benefits. The Company files a Consolidated Federal income tax return in the U.S. The Company files a separate income tax return in the State of California. The Company is no longer subject to U.S. Federal tax examinations for the years before 2004, and to the State of California for the years before 2003.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The adoption of SFAS No. 157 did not have a significant impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands the scope of specific types of assets and liabilities that an entity may carry at fair value on its statement of financial position, and offers an irrevocable option to record the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a significant impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, or “EITF”), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

2. CONTRACTS IN PROGRESS

Contracts in progress which include completed contracts not completely billed, approximate:

	June 30, 2008	December 31, 2007

Cumulative costs to date	$5,017,000	$7,007,000
Cumulative gross profit to date	4,007,000	7,893,000

Cumulative revenue earned	9,024,000	14,900,000
Less progress billings to date	(8,918,000)	(14,350,000)

Net under billings	$106,000	$550,000

The following approximate amounts are included in the accompanying condensed consolidated balance sheets under these captions:

	June 30, 2008	December 31, 2007

Costs and estimated earnings in excess of billings on uncompleted contracts	$435,000	$571,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(329,000)	(88,000)

Net under billings	$106,000	$483,000

 3. CAMOFI Master LDC (“CAMOFI”) DEBT

On February 28, 2006, the Company secured a 12% senior convertible promissory note with CAMOFI Master LDC. As of June 26, 2008 an aggregate of $3,800,890 principal, interest and penalties were due under the note.

Pursuant to a letter agreement dated June 26, 2008 (the “Letter Agreement”) between New Century Companies, Inc. (the “Company”) and CAMOFI Master LDC (“CAMOFI”), CAMOFI agreed to waive certain penalties and default interest which have been accrued under the transaction documents previously entered into with CAMOFI, including a 12% Senior Secured Convertible Promissory Note due February 20, 2009 in the original principal amount of $3,500,000, Security Agreement, an Amended and Restated Registration Rights Agreement, and a Subsidiary Guaranty. The waiver is subject to the Company’s performance of its obligations under the Letter Agreement and the execution of further documentation to be prepared in connection with the Letter Agreement. Pursuant to the Letter Agreement, the Company issued an amended and restated Note (the “Amended Note”) in the principal amount of $2,950,000 with a new maturity date of August 1, 2010.

Additionally, under the Letter Agreement, the Company issued 725,000 shares of common stock and 725,000 five year warrants with an exercise price of $0.10 and 725,000 five year warrants with an exercise price of $0.20. Commencing on August 1, 2008, and continuing thereafter on the first business day of every month for the next twenty-four months, the Company has the obligation to pay to CAMOFI the amount of $70,000, allocated first to the payment of interest and second to the payment of principal on the Amended and Restated Note. On or before August 1, 2010, the Company shall pay to CAMOFI all amounts still outstanding under the Amended and Restated Note, whether of principal, interest or otherwise.

The transaction qualified as Troubled Debt Restructuring under SFAS No. 15 due to the company’s current financial difficulties and the concessions granted by CAMOFI.  In accordance with SFAS No. 15, no gain on the forgiveness of interest and penalties  was recognized  as the carrying value of the note did not exceed the future cash payment at the time of transaction.  The fair value of the warrants and stock given to CAMOFI was approximately $233,000 based on the Black Scholes pricing model and was recorded as a reduction to the note  The remaining forgiveness of the interest and penalties of $624,000 were recorded as a deferred gain.

The assumptions used in the Black-Scholes pricing model for this transaction were as following, risk free rate of 3.44%, expected life of 5 years and an implied volatility of 187%.

CAMOFI also cancelled 3,476,190 warrants with a term of five years, which were issued on February 28, 2006 with an exercise price of $0.63 and 1,500,000 warrants dated December 19, 2006 with an exercise price of $0.35. The fair value of such warrants on June 26, 2008 was approximately $530,000, based on the Black-Scholes pricing model and recorded as a deferred gain to be amortized to interest expense over the life of the debt.

Stock Purchase Warrants Issued and Cancelled in connection with CAMOFI note

In 2006, the Company granted warrants in connection with the issuance of 12% Senior Secured Convertible Promissory Note. Under Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants," the relative estimated fair value of such warrants represents a discount from the face amount of the notes payable. Such discounts are amortized to interest expense over the term of the notes. During the three months ended June 30, 2008 and 2007, the Company amortized approximately $175,000 and $348,000, respectively, to interest expense. During the six months ended June 30, 2008 and 2007, the Company amortized approximately $333,000 and $531,000, respectively, to interest expense.

Beneficial Conversion Feature Of CAMOFI Convertible Notes Payable discontinued on June 26, 2008 for restructured debt

The convertible feature of certain notes payable provide for a rate of conversion that is below market value. Such feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). Pursuant to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the estimated fair value of the BCF is recorded in the condensed consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes. During the three months ended June 30, 2008 and 2007, the Company amortized approximately $84,000 and $208,000, respectively, to interest expense. During the six months ended June 30, 2008 and 2007, the Company amortized approximately $178,000 and $318,000, respectively, to interest expense. As part of the restructuring of the CAMOFI debt as discussed in Note 3, the CAMOFI debt no longer has a conversion feature.

For the three and six months ended June 30, 2008, no principal payments were made on the CAMOFI note. As of June 30, 2008 and December 31, 2007, the principal balance is approximately $2,950,000 and $2,567,000, respectively, which is presented net of debt discounts totaling approximately $664,000 and $1,176,000, respectively.

4. EQUITY TRANSACTIONS

Equity Compensation

In June 2008, the Company entered into a 19 day contract with a third party for public relations services valued at $18,000. The fee was paid in the form of 200,000 shares of the Company’s common stock based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and is amortized to operating expense over the life of the agreement. At June 30, 2008, the remaining deferred consulting fees under this contract totaled $15,000.

In February 2008, the Company entered into a one-year contract with a third party for public relations services valued at $30,000. The fee was paid in the form of 150,000 shares of the Company’s common stock and the value was based on the stock market price of the shares at the contract date. The fee was recorded as a deferred charge and is amortized to operating expense over the life of the agreement. At June 30, 2008, the remaining deferred consulting fees under this contract totaled $17,500.

In February 2008, the Company entered into a three month contract with a third party for public relations services valued at $20,000. The fee was paid in the form of 100,000 shares of the Company’s common stock and the value was based on the market price of the shares at the contract date. The fee was recorded as a deferred charge and was amortized to operating expense over the life of the agreement. At June 30, 2008, the fee was amortized entirely.

In March 2008, the Company entered into a one month contract with a third party for public and financial communication services valued at $25,000. The fee was paid in the form of 125,000 shares of the Company’s common stock and the value was based on the market price of the shares at the contract date. The fee was recorded as a deferred charge and was amortized to operating expense over the life of the agreement. At June 30, 2008, the fee was amortized entirely.

In May 2007, the Company issued 100,000 shares of common stock valued at $70,000 (based on the market price of the shares) to a third party for public investor relations services under a one year contract. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction and was amortized over the life of the agreement and recorded as deferred compensation expense.

In June 2007, the Company issued 300,000 shares of common stock valued at $210,000 (based on the market price of the shares) to a third party for internet public investor relations services under a three year contract. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction and is amortized over the life of the agreement. At June 30, 2008, the remaining deferred consulting fees under this contract totaled $134,167.

In June 2007, the Company issued 15,000 shares of common stock valued at $10,500 (based on the market price of the shares) to a third party for public investor relations services under a 90 day contract. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction and was amortized over the life of the agreement.

In June 2007, the Company issued 75,000 shares of common stock valued at $52,500 (based on the market price of the shares) to a third party for corporate consulting and market services under a 6 month contract. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction and was amortized over the life of the agreement.

In February 2007, the Company issued 150,000 shares of common stock valued at $60,000, based on the market price of the shares on the date the services were completed, to a third party for investor marketing services under a one month contract. The fee was recorded as public company expense in the first quarter of 2007.

In February 2007, the Company issued 100,000 shares of common stock valued at $36,000, based on the market price of the shares on the date the services were completed, to a third party for financial consulting services under a 13 day contract. The fee was recorded as public company expense in the first quarter of 2007.

In February 2007, the Company issued 300,000 shares of common stock valued at $126,000, based on the market price of the shares on the date the services were completed, to a third party for investor relation services under a one month contract. The fee was recorded as public company expense in the first quarter of 2007.

In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” since the value of the services were not readily determinable on transactions that occurred in 2007 and the fair value of the equity instruments was more reliably measurable, the value of the services were based on the market price of the shares. Further, under these arrangements, the performance criteria required for a measurement date was not reached until the service period was completed. As a result, the Company was required to re-measure the consideration at each reporting date based on its then current stock value. During the three and six months ended June 30, 2008, the Company recorded a decrease of approximately $10,000 on such services.

During the three months ended June 30, 2008 and 2007, the Company amortized approximately $90,000 of consulting expense related to deferred consulting fees on such equity based compensation arrangements. During the six months ended June 30, 2008 and 2007, the Company amortized approximately $179,000 of consulting expense related to deferred consulting fees on such equity based compensation arrangements.

As of June 30, 2008 and December 31, 2007, the unamortized portion of consulting fees on such equity based compensation arrangements approximate $167,000 and $234,000, respectively.

Dividends on preferred stock

The preferred Series C shares and preferred Series D shares have a mandatory cumulative dividend of $1.25 per share, which is payable on a semi-annual basis in September and December each year to holders of record on November 30 and May 31. The preferred shareholders do not have any voting rights and have liquidation preferences.

At June 30, 2008 and December 31, 2007, the Company had a total of 26,680 preferred Series C shares and 11,640 preferred Series D shares issued and outstanding. As of June 30, 2008 and December 31, 2007, the Company has accumulated dividends payable balances of $418,000 and $376,725, respectively. The Company did not declare and does not intend to declare any dividends as of June 30, 2008.

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

The primary industry segments in which the Company’s machines are utilized to make component parts are in aerospace, power generation turbines, military, component parts for the energy sector for natural gas and oil exploration and medical fields. The Company sells its products to customers located in the United States, Canada and Mexico.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO JUNE 30, 2007.

Revenues. The Company generated revenues of $1,434,676 for the three months ended June 30, 2008, which was a $1,165,471 or 45% decrease from $2,600,147 for the three months ended June 30, 2007. The decrease is the result of lower than usual sales volume, a tighter credit market, and manufacturing inefficiencies caused by the relocation of the Company’s operations to a new facility.

 Gross Profit. Gross profit for the three months ended June 30, 2008, was $71,062 or 5% of revenues, compared to $711,002 or 27% of revenues for the three months ended June 30, 2007, a 90% decrease. The decrease in gross profit is due to certain fixed overhead expenses applied to lower revenues and increased cost of sales due to setting up a new plant after relocation.

 Operating Loss. Operating loss for the three months ended June 30, 2008, was $355,500 compared to operating income of $192,616 for the three months ended June 30, 2007. The increase in loss of $548,116 is primarily due to decreased revenues and lower gross profit on jobs in progress for the quarter ended June 30, 2008.

Interest Expense and Debt Discount Amortization. Interest expense for the three months ended June 30, 2008, was $497,382 compared with $722,273 for the three months ended June 30, 2007. The decrease of $224,891 or 31% in interest expenses is primarily due to $278,000 of debt discount charged to interest expense related to the conversion of $350,000 of principal from the CAMOFI Note into the Company’s common stock during the three months ended June 30, 2007.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO JUNE 30, 2007.

Revenues. The Company generated revenues of $2,961,278 for the six months ended June 30, 2008, which was a $2,824,338 or 49% decrease from $5,785,616 for the six months ended June 30, 2007. The decrease is the result of lower than usual sales volume, a tighter credit market, and business interruption and manufacturing inefficiencies caused by the relocation of the Company’s operations to a new facility.

 Gross Profit. Gross profit for the six months ended June 30, 2008, was $289,185 or 10% of revenues, compared to $1,896,241 or 33% of revenues for the six months ended June 30, 2007, a 85% decrease. The decrease in gross profit is due to certain fixed overhead expenses applied to lower revenues and increased cost of sales due to relocation.

 Operating Loss. Operating loss for the six months ended June 30, 2008, was $900,286 compared to operating income of $658,582 for the six months ended June 30, 2007. The increase in loss of $1,558,868 is primarily due to one time relocation expenses, decreased revenues and lower gross profit on jobs in progress for the six months ended June 30, 2008.

Interest Expense and Debt Discount Amortization. Interest expense for the six months ended June 30, 2008, was $984,151 compared with $1,187,514 for the six months ended June 30, 2007. The decrease of $203,363 or 17% in interest expenses is primarily due to $278,000 of debt discount charged to interest expense related to the conversion of $350,000 of principal from the CAMOFI Note into the Company’s common stock during the six months ended June 30, 2007.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

The net cash decrease during the six months ended June 30, 2008 was $281,729. The decrease is due to $312,573 net cash used in operating activities.

For the six months ended June 30, 2008, the cash provided by financing activities was $30,844, compared with $489,696 cash used in financing activities in the six months ended June 30, 2007. For the six months ended June 30, 2007, cash was used to make principal payments on the CAMOFI loan. For the six months ended June 30, 2008, no principal payments were made on the CAMOFI loan.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has losses from operations year to date of approximately $849,000, an accumulated deficit of approximately $13,098,000 and a negative working capital balance of approximately $701,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales along with renegotiated or new debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2008. Therefore, the Company will be required to seek additional funds to finance its long-term operations.

In response to these problems, management has taken the following actions:

•	The Company continues its aggressive program for selling inventory.

•	The Company continues to implement plans to further reduce operating costs.

•	The Company is seeking investment capital through the public and private markets.

•	The Company has successfully restructured its debt, eliminating the penalties and interest for past default and extending the repayment term (See Note 3).

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

In accordance with Statements of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of an estimate for markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience, current industry trends and estimated costs. As of June 30, 2008, the Company estimated the markdowns, price concessions and warranty costs and concluded amounts are immaterial and did not record any adjustment to revenues.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Inventories represent cost of work in process on units not yet under contract. Cost includes all direct material and labor, machinery, subcontractors and allocations of indirect overhead. (See Note 1 to Condensed Consolidated Financial Statements, Inventory section)

Other Significant Accounting Policies

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of June 30, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

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

2. We did not have a sufficient complement of personnel with appropriate training and experience in GAAP, as evidenced by the following deficiencies:

•
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

4. We did not adequately design internal controls as detailed by the following:

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

Changes In Controls and Procedures

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1 Certification required by Rule 13a-14(a) or Rule 15d-14(d) and under Section 302 of the Sarbanes-Oxley act of 2002 by Chief Executive Officer and

Exhibit 31.2 Certification required by Rule 13a-14(a) or Rule 15d-14(d) and under Section 302 of the Sarbanes-Oxley act of 2002 by Chief Financial Officer

Exhibit 32.1 Certification required by Rule 13a-14(a) or Rule 15d-14(d) and under Section 906 of the Sarbanes-Oxley act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CENTURY COMPANIES, INC.

Date: August 14, 2008	/s/ DAVID DUQUETTE
Name: David Duquette Title: Chairman, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: August 14, 2008	/s/ DAVID DUQUETTE
Name: David Duquette Title: Chairman, President and Director

Date: August 14, 2008	/s/ JOSEF CZIKMANTORI
Name: Josef Czikmantori Title: Secretary and Director