Form 10-Q
period 2008-09-30
NEW CENTURY COMPANIES INC
filed 2008-11-19
CIK 318716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 17, 2008, the Company had 15,344,656 shares of common stock, $0.10 par value, issued and outstanding.

Documents incorporated by reference: None

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -
September 30, 2008 (Unaudited) and December 31, 2007	F-1

Condensed Consolidated Statements of Operations (Unaudited) -
Three and Nine Months Ended September 30, 2008 and 2007	F-2

Condensed Consolidated Statements of Cash Flows (Unaudited) -
Nine Months Ended September 30, 2008 and 2007	F-3

Notes to Condensed Consolidated Financial Statements	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3. Quantitative and Qualitative Disclosures About Market Risk	7

Item 4T. Controls and Procedures	7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities	8

Item 4. Submission of Matters to a Vote of Security Holders	8

SIGNATURES	9

EXHIBITS

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007

ASSETS
	September 30, 2008	December 31,
	2008	2007
	(unaudited)

Current Assets
Cash	$4,348	$281,729
Contract receivables, net	50,679	438,876
Inventories, net	669,116	886,107
Costs and estimated earnings in excess of billings on uncompleted contracts	522,755	570,797
Deferred financing costs, current portion	164,178	358,292
Prepaid expenses and other current assets	415,430	229,104

Total current assets	1,826,506	2,764,905

Property and Equipment, net	207,384	269,092
Deferred Financing Costs, long-term portion	192,369	59,715

Total Assets	$2,226,259	$3,093,712

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$6,607	$18,962
Accounts payable and accrued liabilities	983,992	2,074,666
Dividends payable	418,000	376,725
Billings in excess of costs and estimated earnings on uncompleted contracts	449,165	88,025
Capital lease obligation, current portion	27,274	25,597
Deffered gain on forgiveness of debt, current portion	550,927	-
Convertible (2007 only) notes payable, net of discount of $322,424
at September 30, 2008 and $1,175,504 at December 31, 2007, current portion	201,542	1,391,163
Convertible notes payable, net of discount of $30,878
at September 30, 2008 and $0 at December 31, 2007, current portion	269,122	-
Warrant liability	99,655	-

Total current liabilities	3,006,284	3,975,138

Long Term Liabilities
Capital lease obligation, long-term portion	16,992	37,679
Deffered Gain on forgiveness of debt, long-term portion	457,461	-
Convertible (2007 only) notes payable, net of discount of $268,686
for September 30, 2008 and $0 for December 31, 2007, long-term portion	2,075,943	-
Convertible notes payable, net of discount of $25,732
for September 30, 2008 and $0 for December 31, 2007, long-term portion	274,268	-

Total long term liabilities	2,824,664	37,679

Commitments and Contingencies

Stockholders' Deficit
Cumulative, convertible, Series B preferred stock, $1 par value,
15,000,000 shares authorized, no shares issued and outstanding
(liquidation preference of $25 per share)	-	-
Cumulative, convertible, Series C preferred stock, $1 par value,
75,000 shares authorized, 26,880 shares issued and outstanding
(liquidation preference of $910,000)	26,880	26,880
Cumulative, convertible, Series D preferred stock, $25 par value,
75,000 shares authorized, 11,640 shares issued and outstanding
(liquidation preference of $416,000)	291,000	291,000
Common stock, $0.10 par value, 50,000,000 shares authorized;
15,344,656 and 13,744,654 shares issued and outstanding
at September 30, 2008 and December 31, 2008, respectivelly	1,534,466	1,374,466
Subscriptions receivable	(462,500)	(462,500)
Notes receivable from stockholders	(545,165)	(545,165)
Additional paid-in capital	9,410,905	9,628,781
Accumulated deficit	(13,860,275)	(11,232,567)

Total stockholders' deficit	(3,604,689)	(919,105)

Total liabilities and stockholders' deficit	$2,226,259	$3,093,712

See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

CONTRACT REVENUES	$997,890	$1,414,269	$3,959,168	$7,199,885

COST OF SALES	$1,328,845	1,448,830	4,000,938	5,338,205

GROSS PROFIT	(330,955)	(34,561)	(41,770)	1,861,680

OPERATING EXPENSES
Consulting and other compensation	121,058	160,555	466,440	802,873
Salaries and related	86,239	85,368	213,858	312,338
Selling, general and administrative	128,665	177,306	845,135	545,677
TOTAL OPERATING EXPENSES	335,962	423,229	1,525,433	1,660,888

OPERATING INCOME (LOSS)	(666,917)	(457,790)	(1,567,203)	200,792

OTHER INCOME (EXPENSES)
Gain on writeoff of accounts payable	-	62,012	60,205	55,053
Liquidated damages	-	(55,417)		(55,417)
Loss on valuation of derivative liability	(37,899)	-	(37,899)	-
Interest expense	(57,387)	(475,188)	(1,041,538)	(1,662,702)

TOTAL OTHER EXPENSES	(95,286)	(468,593)	(1,019,232)	(1,663,066)

LOSS BEFORE PROVISION FOR
INCOME TAXES	(762,203)	(926,383)	(2,586,435)	(1,462,274)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(762,203)	$(926,383)	$(2,586,435)	$(1,462,274)

Preferred Stock Dividends	$(41,275)	$27,350	$(41,275)	$27,350

NET LOSS APPLICABLE
TO COMMON STOCKHOLDERS	$(803,478)	(899,033)	$(2,627,710)	(1,434,924)

Basic and diluted net loss available to
common stockholders per common share	$(0.05)	(0.07)	$(0.18)	$(0.11)

Basic and diluted weighted average common
shares outstanding	15,344,656	13,440,580	14,478,506	12,698,246

See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net loss	$(2,586,435)	$(1,462,274)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization of property and equipment	61,708	95,659
Gain on write off of accounts payable	(60,205)	55,053
Amortization of deferred financing cost	216,298	268,722
Amortization of debt discount and deferred gain	1,589,270	1,100,380
Amortization of deferred stock-based consulting fees	208,254	696,116
Estmated fair market value of common stock issued for consulting services
and related change in fair value	96,710	-
Loss on valuation of Derivative Liability	37,899	-
Bad debt expense	2,260	-

Changes in operating assets and liabilities:
Contracts receivable	385,937	(365,832)
Inventories	216,991	(369,683)
Costs and estimated earnings in excess of billings on uncompleted contracts	48,042	555,473
Prepaid expenses and other current assets	(274,579)	(1,697)
Notes and interest accrued on notes receivable from stockholders	-	(28,000)
Accounts payable and accrued liabilities	(1,067,903)	100,859
Billings in excess of costs and estimated earnings on uncompleted contracts	361,140	(168,453)

Net cash (used in) provided by operating activities	(764,613)	476,323

Cash flows from investing activities:
Purchases of property and equipment	-	(32,225)

Net cash used in investing activities	-	(32,225)

Cash flows from financing activities:
Restricted cash	-	123,898
Bank overdraft	(12,355)	21,733
Proceeds from issuance of convertible notes payable	600,000	-
Principal payments on notes payable	(100,413)	(624,500)

Net cash provided by (used in) financing activities	487,232	(478,869)

Net (decrease) increase in cash	(277,381)	(34,771)

Cash at beginning of period	281,729	53,318

Cash at end of period	$4,348	$18,547

Supplemental disclosure of non-cash financing and investing activities:

Accrued cumulative dividends on preferred stock	$41,275	$42,400

Reversal of accrued dividends older than four years on preferred stock	$-	$(69,750)

Conversion of notes payable and interest to common stock	$-	$424,317

Common stock and warrants issued for deferred financing costs	$102,500	$-

Conversion of Series C preferred stock to common stock	$-	$1,500

Debt discount balance on convertible notes payable	$647,720	$1,427,397

Deferred gain balance on convertible notes payable	$1,008,388	$-

See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the consolidated financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the Company's financial position as of September 30, 2008, and the results of operations and cash flows for the interim periods presented, have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for the full year ending December 31, 2008. Amounts related to disclosure of December 31, 2007 balances within these interim condensed consolidated financial statements were derived from the audited 2007 consolidated financial statements and notes thereto.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has losses from operations year to date of approximately $1,567,000, an accumulated deficit of approximately $13,860,000 and a negative working capital balance of approximately $1,180,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales along with debt and equity financing arrangements. Currently, the Company's management attracted additional funding in the form of secured debt. However, there is no guarantee that the capital raised is sufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2008. Therefore, the Company will be required to seek additional funds to finance its long-term operations.

In response to these problems, management has taken the following actions:

·	The Company continues its aggressive program for selling inventory.

·	The Company continues to implement plans to further reduce operating costs.

·	The Company is seeking investment capital through the public and private markets.

·	The Company has successfully restructured its debt, eliminating the penalties and interest for past default and extending the repayment term (See Note 3).

·	The Company's management also attracted additional funding in the form of secured debt (See Note 3).

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

Inventory costs as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Cost of labor	$75,000	$86,000
Cost of materials	462,000	615,000
Cost of subcontracted services	42,000	61,000
Allocation of indirect overhead cost	376,000	410,000

Gross inventory	$955,000	$1,172,000

Reserve for estimated markdowns on inventory costs	(286,000)	(286,000)

Net inventory	$669,000	$886,000

Revenue Recognition

The Company's revenues consist primarily of contracts with customers. The Company uses the percentage-of-completion method of accounting to account for long-term contracts and, therefore, takes into account the cost, estimated earnings and revenue to date on fixed-fee contracts not yet completed. The percentage-of-completion method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term. The Company recognizes revenue on contracts pursuant to AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

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

In accordance with Statements of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of an estimate for markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience, current industry trends and estimated costs. As of September 30, 2008, the Company estimated the markdowns, price concessions and warranty costs and concluded amounts are immaterial and did not record any adjustment to revenues.

Basic and Diluted Loss per Common Share

Basic net (loss) per share is computed by dividing net (loss) by the weighted average number of common shares outstanding for the period. Diluted net (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding for each respective period.

Common stock equivalents, representing convertible preferred stock, convertible debt, options and warrants totaling approximately 10,101,000 at September 30, 2008 and 6,192,972 at December 31, 2007 are not included in the diluted loss per share as they would be anti-dilutive. Accordingly, diluted and basic loss per common share are the same at September 30, 2008 and December 31, 2007.

Stock Based Compensation

Equity Instruments That Are Issued To Employees

Effective January 1, 2006, we adopted the fair value method of accounting for employee stock compensation cost pursuant to SFAS No. 123-R, “Share-Based Payments”. Prior to that date, the Company used the intrinsic value method under Accounting Policy Board Opinion No. 25 to recognize compensation cost.

Under the modified prospective method of adoption for SFAS No. 123-R, the compensation cost recognized by the Company beginning January 1, 2006 includes compensation cost for all equity incentive awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. The Company had no equity incentive awards granted prior to January 1, 2006 that were not yet vested. Accordingly, $0 and $86,400 of share-based compensation expense was recognized in the accompanying condensed consolidated financial statements for the three month periods ended September 30, 2008 and 2007, respectively. $0 and $259,200 of share-based compensation expense was recognized in the accompanying condensed consolidated financial statements for the nine month periods ended September 30, 2008 and 2007, respectively.

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

On November 13, 2006, the Company granted 2,000,000 options to key employees. At September 30, 2008, the Company had 2,200,000 options available for future issuance under their equity compensation plans.

There is no share-based compensation resulting from the application of SFAS No. 123-R to options granted outside of the Company's Stock Option Plan for the three or nine months ended September 30, 2008 and 2007. Share-based compensation recognized as a result of the adoption of SFAS No. 123-R use the Black-Scholes option pricing model for estimating fair value of options granted.

In accordance with SFAS No. 123-R, the Company’s policy is to adjust share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after December 31, 2007 is recognized in the period the forfeiture estimate is changed, no changes occurred in the period ended September 30, 2008.

Options outstanding that have vested and are expected to vest as of September 30, 2008 are as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term in Years	Value (1)
Vested (2)	2,800,000	$0.19	2.57	$—
Expected to vest	—	—	—	$—
Total	2,800,000	0.19	2.57	$—

(1) -
These values are calculated as the difference between the exercise price and $0.09, the closing market price of the Company's common stock on September 30, 2008 as quoted on the Over-the-Counter Bulletin Board under the symbol "NCNC.OB" for all in-the-money options outstanding.

(2) -	Includes 800,000 options that became fully vested on March 14, 2008 and are valued at $120,000 based on the stock market price of the shares at the contract date.

Options outstanding that are expected to vest are net of estimated future forfeitures which are estimated when compensation costs are recognized in accordance with the provisions of SFAS No. 123-R, Additional information with respect to stock option activity is as follows:

		Outstanding Options
	Shares		Weighted	Aggregate
	Available	Number of	Average	Intrinsic
	for Grant	Shares	Exercise Price	Value (1)

December 31, 2007	1,050,000	3,950,000	$0.20	$79,000

Grants	—	—	—
Exercises	—	—	—
Cancellations	1,150,000	1,150,000	$0.25
September 30, 2008	2,200,000	2,800,000	$0.19	$—

Options exercisable at:
September 30, 2008		2,800,000	$0.19
December 31, 2007		3,950,000	$0.20

(1) -
Represents the difference between the exercise price and the closing market price of the Company's common stock at the end of the reporting period (as of September 30, 2008 and December 31, 2007, the market price of the Company's common stock was $0.09 and $0.22, respectively) for all in-the-money options outstanding.

Equity Instruments That Are Issued To Other Than Employees

The Company follows SFAS No. 123-R (as interpreted by EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services") to account for transactions involving services provided by third parties where the Company issues equity instruments as part of the total consideration. Pursuant to paragraph 7 of SFAS No. 123 (R), the Company accounts for such transactions using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company applies EITF Issue No. 96-18 in transactions when the value of the goods and/or services are not readily determinable and the fair value of the equity instruments is more reliably measurable and the counterparty receives equity instruments in full or partial settlement of the transactions using the following methodology:

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

During the three and nine month periods ended September 30, 2008, the Company did not grant any options.

From time to time, the Company issues warrants to employees and to third parties pursuant to various agreements, which are not approved by the shareholders.

On June 26, 2008, in connection with restructuring of the CAMOFI convertible note, the Company issued 1,450,000, 5 year warrants, 725,000 with an exercise price of $0.10 and 725,000 with an exercise price of $0.20.

On August 8, 2008, the Company issued a new convertible note to CAMHZN Master LDC (“CAMHZN”) for $600,000 (See Note 3.2. bellow) . In connection with the note, the Company issued 1,000,000, 7 year warrants with an exercise price of $0.07.

The following is a status of the warrants outstanding at December 31, 2007 and the changes during the nine months ended September 30, 2008:

		Outstanding Warrants
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
		Price	Term in Years	Value (1)
December 31, 2007	6,378,728	$0.57	5.17	$—

Grants	2,450,000	$0.12	5.61
Exercises	—	—
Cancellations	5,006,190	$0.55	0.26
September 30, 2008	3,822,538	$0.31	4.92	$—

Warrants exercisable at:
September 30, 2008	3,822,538	$0.31
December 31, 2007	6,378,728	$0.57

(1) -
Represents the difference between the exercise price and the closing market price of the Company's common stock at the end of the reporting period (as of September 30, 2008 and December 31, 2007, the market price of the Company's common stock was $0.09 and $0.22, respectively) for all in-the-money options outstanding.

Deferred Financing Costs

Note Payable

Direct costs of securing debt financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts.

In June 2008, in connection with the CAMOFI debt reduction as discussed in Note 3, the Company entered into a contract with a third party for financial services. The Company issued 300,000 shares of common stock valued at $36,000, based on the market price of the shares on the date of the agreement. The fee is capitalized and amortized over the term of the related debt.

In August 2008, the Company issued a $600,000, 2 year convertible note to CAMHZN Master LDC. As discussed in Note 3 in connection with the note, the Company incurred $50,000 in legal and closing fees. The fees are capitalized and amortized over the term of the related debt.

During the three months ended September 30, 2008 and 2007, the Company amortized approximately $35,000 and $90,000 of deferred financing costs, respectively, to interest expense. During the nine months ended September 30, 2008 and 2007, the Company amortized approximately $216,000 and $269,000 of deferred financing costs, respectively, to interest expense. At September 30, 2008, the unamortized portion of deferred financing costs for the CAMOFI note payable is approximately $242,000, and the unamortized portion of deferred financing costs for the CAMHZN convertible note payable is approximately $46,000.

Real Estate Lease

On April 1st, 2008, the company entered into a commercial lease agreement to lease its premises for ten years. Pursuant to the lease, the Company incurred a brokerage fee of approximately $72,500. This cost is capitalized and amortized over the term of the lease.

During the three months ended September 30, 2008, the Company amortized approximately $1,800 to rent expense. At September 30, 2008, the unamortized portion of deferred brokerage fees for the lease is approximately $69,000.

Income Taxes

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of Statement of Accounting Standards No. 109 ("SFAS 109") on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Company's beginning tax positions. The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of September 30, 2008, the Company did not have any unrecognized tax benefits. The Company files a Consolidated Federal income tax return in the U.S. The Company files a separate income tax return in the State of California. The Company is no longer subject to U.S. Federal tax examinations for the years before 2004, and to the State of California for the years before 2003.

Significant Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141, Business Combinations, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R). In addition, SFAS No. 141(R) requires acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. SFAS No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company expects to adopt SFAS No. 141(R) to any business combinations with an acquisition date on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment to ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact SFAS No. 160 may have on its consolidated financial statements.

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

On May 9, 2008, the FASB issued Staff Position ("FSP") Accounting Principals Board Option (APB) 14-1, Accounting for  Convertible  Debt  Instruments  That May Be Settled in Cash upon Conversion (Including  Partial Cash  Settlements),  which clarifies that  convertible  debt instruments that may be settled in cash upon conversion  (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14,  Accounting for  Convertible  Debt and Debt Issued  with Stock  Purchase  Warrants.  The FSP specifies that issuers of such  instruments  should  separately  account for the liability  and equity  components  in a manner that will  reflect  the  entity's nonconvertible   debt  borrowing  rate  when  interest  cost  is  recognized  in subsequent  periods.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The Company has not completed its evaluation of the impact of the effect, if any, the adoption of FSP APB 14-1 would have.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, or “EITF”), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Reclassifications

Certain items as previously reported by the Company with respect to the period ended December 31, 2007 have been reclassified to conform to the presentation of such items for the period ended September 30, 2008.

2. CONTRACTS IN PROGRESS

Contracts in progress which include completed contracts not completely billed, approximate:

	September 30, 2008	December 31, 2007

Cumulative costs to date	$5,911,000	$6,940,000
Cumulative gross profit to date	4,167,000	7,893,000

Cumulative revenue earned	10,078,000	14,833,000
Less progress billings to date	(10,004,000)	(14,350,000)

Net under billings	$74,000	$483,000

The following approximate amounts are included in the accompanying condensed consolidated balance sheets under these captions:

	September 30, 2008	December 31, 2007

Costs and estimated earnings in excess of billings on uncompleted contracts	$523,000	$571,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(449,000)	(88,000)

Net under billings	$74,000	$483,000

3. DEBT FINANCING TRANSACTIONS

3.1. CAMOFI Master LDC (“CAMOFI”) Debt

On February 28, 2006, the Company issued a 12% senior convertible promissory note to CAMOFI Master LDC. As of June 26, 2008 an aggregate of $3,800,890 principal, interest and penalties were due under the note.

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

The transaction qualified as Troubled Debt Restructuring under SFAS No. 15 due to the company’s current financial difficulties and the concessions granted by CAMOFI.  In accordance with SFAS No. 15, no gain on the forgiveness of interest and penalties was recognized as the carrying value of the note did not exceed the future cash payment at the time of transaction.  The fair value of the warrants was approximately $161,000 based on the Black-Scholes pricing model, and the fair value of the stock given to CAMOFI was approximately $73,000, aggregating to $233,000 which was recorded as a reduction to the note.  The remaining forgiveness of the interest and penalties of $624,000 was recorded as a deferred gain.

The assumptions used in the Black-Scholes pricing model for this transaction were as following, risk free rate of 3.44%, expected life of 5 years and an implied volatility of 187%.

CAMOFI also cancelled 3,476,190 warrants with a term of five years, which were issued on February 28, 2006 with an exercise price of $0.63 and 1,500,000 warrants dated December 19, 2006 with an exercise price of $0.35. The fair value of such warrants on June 26, 2008 was approximately $530,000, based on the Black-Scholes pricing model and was recorded as a deferred gain to be amortized to interest expense over the life of the debt.

Stock Purchase Warrants Issued and Cancelled in Connection with the CAMOFI Note

In 2006, the Company granted warrants in connection with the issuance of 12% Senior secured convertible promissory note. Under APB No. 14, "Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants," the relative estimated fair value of such warrants represents a discount from the face amount of the notes payable. Such discounts are amortized to interest expense over the term of the notes. During the three months ended September 30, 2008 and 2007, the Company amortized approximately $50,000 and $158,000, respectively, to interest expense. During the nine months ended September 30, 2008 and 2007, the Company amortized approximately $383,000 and $689,000, respectively, to interest expense.

Beneficial Conversion Feature Of CAMOFI Convertible Notes Payable Discontinued on June 26, 2008 for Restructured Debt

The convertible feature of certain notes payable provide for a rate of conversion that is below market value. Such feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). Pursuant to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the estimated fair value of the BCF is recorded in the condensed consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes. During the three months ended September 30, 2008 and 2007, the Company amortized approximately $30,000 and $94,000, respectively, to interest expense. During the nine months ended September 30, 2008 and 2007, the Company amortized approximately $208,000 and $412,000, respectively, to interest expense. As part of the restructuring of the CAMOFI debt as discussed in Note 3, the CAMOFI debt no longer has a conversion feature. As of June 26, 2008, when the Company restructured the CAMOFI convertible note, the debt discount balance of approximately $672,000 is being amortized to interest expense over the maturity term of the note, August 10, 2008.

For the three and nine months ended September 30, 2008, $81,405 principal payments were made on the CAMOFI note. As of September 30, 2008 and December 31, 2007, the principal balance is approximately $2,869,000 and $2,567,000, respectively, which is presented net of debt discounts totaling approximately $591,000 and $1,176,000, respectively.

3.2. CAMHZN Master LDC (“CAMHZN”) Debt

On August 8, 2008, the Company issued a 15% Senior Secured Convertible Promissory Note to CAMHZN Master LDC in the principal amount of $600,000, with a maturity date of August 1, 2010, and a conversion price of $0.07.

Additionally, the Company granted 1,000,000 seven year warrants with an exercise price of $0.07 to CAMHZN Master LDC.

Stock Purchase Warrants Issued in connection with CAMHZN Convertible Note Payable

Under APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the relative estimated fair value of the warrants granted in connection with the issuance of the 15% Senior Secured Convertible Promissory Note represents a discount from the face amount of the notes payable. Such discounts are amortized to interest expense over the term of the notes. The fair value of the warrants given to CAMHZN was approximately $61,756 based on the Black-Scholes pricing model and was recorded as a reduction to the note. During the three months ended September 30, 2008, the Company amortized approximately $5,146 to interest expense.

The assumptions used in the Black Scholes pricing model are as follows: closing stock price $0.07 per share, exercise price, $0.06 per share, estimated life 7 years, risk free rate 4.04% and volatility 216%.

The warrants have been accounted for as a liability per EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock”. The warrants provide for net cash settlement in certain circumstances based upon the rights available to a holder of the warrants should the Company fail to deliver certificates upon exercise in a timely manner. As a liability, the warrants are fair valued each quarter and the gain or loss is recorded. For the three and nine months ended September 30, 2008, the Company recorded a loss on the valuation of $37,899.

The convertible feature of certain notes payable provide for a an effective rate of conversion that is below market value. Such feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). Pursuant to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the estimated fair value of the BCF is recorded in the condensed consolidated financial statements as a discount from the face amount of the notes. The relative fair value of the proceeds allocated to Convertible Promissory Note after the fair value allocation to the Stock Purchase Warrants was $538,244. The effective conversion price is $0.63 per share and it is higher than the closing stock price on August 8, 2008. Therefore there is no intrinsic beneficial conversion feature.

During the three and nine months ended September 30, 2008, the Company accrued approximately $15,000 in interest expense.

For the three and nine months ended September 30, 2008, no principal payments were made on the CAMHZN note. As of September 30, 2008, the principal balance is 600,000, which is presented net of debt discounts and amortization of those discounts, approximately $56,610.

4. WAIVER OF REGISTRATION REQUIREMENT

On November 18, 2008 in a letter agreement, CAMHZN agreed to waive the liquidated damages payment per Section 2(b) of the Registration Rights Agreement for good and valuable consideration until February 16, 2009, when on or before that date, a registration statement will need to be declared effective by the SEC. If a registration statement is not declared effective by that date, then any and all liquidated damages required by Section 2(b) will be reinstated retroactive to August 8, 2008.

5. EQUITY TRANSACTIONS

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

In February 2008, the Company entered into a one-year contract with a third party for public relations services valued at $30,000. The fee was paid in the form of 150,000 shares of the Company’s common stock and the value was based on the stock market price of the shares at the contract date. The fee was recorded as a deferred charge and is amortized to operating expense over the life of the agreement. At September 30, 2008, the remaining deferred consulting fees under this contract totaled $10,000.

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

In June 2007, the Company issued 300,000 shares of common stock valued at $210,000 (based on the market price of the shares) to a third party for internet public investor relations services under a three year contract. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction and is amortized over the life of the agreement. At September 30, 2008, the remaining deferred consulting fees under this contract totaled $116,667.

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

In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” since the value of the services were not readily determinable on transactions that occurred in 2007 and the fair value of the equity instruments was more reliably measurable, the value of the services were based on the market price of the shares. Further, under these arrangements, the performance criteria required for a measurement date was not reached until the service period was completed. As a result, the Company was required to re-measure the consideration at each reporting date based on its then current stock value. During the three and nine months ended September 30, 2008, the Company recorded a decrease of approximately $0 and $10,000, respectively, on such services.

During the three months ended September 30, 2008 and 2007, the Company amortized approximately $40,000 and $181,000, respectively, of consulting expense related to deferred consulting fees on such equity based compensation arrangements. During the nine months ended September 30, 2008 and 2007, the Company amortized approximately $219,000 and $259,000, respectively, of consulting expense related to deferred consulting fees on such equity based compensation arrangements.

As of September 30, 2008 and December 31, 2007, the unamortized portion of consulting fees on such equity based compensation arrangements approximate $127,000 and $234,000, respectively.

Dividends on Preferred Stock

The Preferred Series C shares and Preferred Series D shares have a mandatory cumulative dividend of $1.25 per share, which is payable on a semi-annual basis in September and December each year to holders of record on November 30 and May 31. The Preferred shareholders do not have any voting rights and have liquidation preferences.

At September 30, 2008 and December 31, 2007, the Company had a total of 26,680 Preferred Series C shares and 11,640 Preferred Series D shares issued and outstanding. As of September 30, 2008 and December 31, 2007, the Company has accumulated dividends in arrears of $418,000 and $376,725, respectively. The Company did not declare and does not intend to declare any dividends as of September 30, 2008.

6. SUBSEQUENT EVENT

Under the terms of the Company's Incentive Stock Option Plan ("ISOP"), on October 8, 2008, the Company granted 1,300,000 incentive stock options to its key employees under the Company’s ISOP. The options have an exercise price of $0.075, vest 50% on December 31, 2008, and 50% on April 8, 2009, and expire on April 6, 2010.

SFAS No. 123-R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. The exercise price of options is generally equal to the market price of the Company's common stock (defined as the closing price as quoted on the Over-the-Counter Bulletin Board administered by Nasdaq) on the date of grant. Accordingly, $97,500 of share-based compensation will be recognized in the financial statements based on vesting periods, as follows: $48,750 for the year ended December 31, 2008, and $48,750 for the year ended December 31, 2009.

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

OVERVIEW

The Company is engaged in acquiring, re-manufacturing and selling pre-owned Computer Numerically Controlled ("CNC") machine tools to manufacturing customers. The Company provides rebuilt, retrofit and remanufacturing services for numerous brands of machine tools. The remanufacturing of a machine tool, typically consisting of replacing all components, realigning the machine, adding updated CNC capability and electrical and mechanical enhancements, generally takes two to four months to complete. Once completed, a remanufactured machine is a "like new," state-of-the-art machine with a price ranging from $275,000 to $1,000,000, which is substantially less than the price of an equivalent new machine. The Company also manufactures original equipment, CNC large turning lathes and attachments under the trade name Century Turn.

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

We provide our manufactured and remanufactured machines as part of the machine tool industry. The machine tool industry worldwide is approximately a $30 billion dollar business annually. The industry is sensitive to market conditions and generally trends downward prior to poor economic conditions, and improves prior to an improvement in economic conditions.

Our machines are utilized in a wide variety of industry segments as follows: aerospace, energy (both traditional and alternative), valves, fittings, oil and gas, machinery and equipment, and transportation. With the recent downturn in the aerospace industry, we have seen an increase in orders from new industries such as defense and medical industries.

The Company's current strategy is to expand its customer sales base with its present line of machine products. The Company's growth strategy also includes strategic acquisitions in addition to growing the current business. Plans for expansion are funded through current working capital from ongoing sales. A significant acquisition will require additional financing.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO SEPTEMBER 30, 2007.

Revenues. The Company generated revenues of $997,890 for the three months ended September 30, 2008, which was a $416,379 or 29% decrease from $1,414,269 for the three months ended September 30, 2007. The decrease in revenues is primarily due to lower than usual customer orders. The decrease in machine orders is a direct result of the U.S. economic crises and tighter credit markets.

Gross Profit. Gross profit for the three months ended September 30, 2008, was negative $330,955 or negative 33% of revenues, compared to negative $34,561 or negative 2% of revenues for the three months ended September 30, 2007, a $296,394 decrease. The decrease in gross profit is due to certain fixed overhead expenses applied to lower revenues and certain manufacturing inefficiencies as a result of the relocation of facilities in the first quarter of 2008.

Operating Loss. Operating loss for the three months ended September 30, 2008, was $666,917 compared to operating loss of $457,790 for the three months ended September 30, 2007. The increase in loss of $209,127 is primarily due to decreased revenues and lower gross profit on jobs in progress for the quarter ended September 30, 2008. The Company incurred total operating expenses of $335,962 for the three month ended September 30, 2008, which was a $87,267 or 21% decrease from $423,229 for the three months ended September 30, 2007. The decrease in operating expenses is primarily due to 25% decrease in consulting and other compensation expenses, and secondarily due to 27% decrease in selling, general and administrative expenses. The decrease in these expenses is due to the management policy to reduce all the operating expenses when the Company have a material reduction in revenues.

Interest Expense, Debt Discount Amortization and Deferred Gain. Interest expense for the three months ended September 30, 2008, was $57,387 compared with $475,188 for the three months ended September 30, 2007. The decrease of $417,801 or 88% in interest expenses is due to restructuring of $3.5 million convertible debt to $2.95 million during the three months ended September 30, 2008. The effect of restructuring debt is a lower interest expense on convertible notes.

Change in Fair Value of Derivative Liability. As of September 30, 2008, the decrease in fair value of the derivative liability associated with the warrants to purchase common stock, granted in connection with the $600,000 convertible debenture, was approximately $38,000. The increase in fair value was recorded as a loss in the Company Statement of Operation (See Note3 to the condensed consolidated financial statements).

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO SEPTEMBER 30, 2007.

Revenues. The Company generated revenues of $3,959,168 for the nine months ended September 30, 2008, which was a $3,240,017 or 45% decrease from $7,199,185 for the nine months ended September 30, 2007. The decrease in revenues is primarily due to lower than usual customer orders. The decrease in machine orders is a direct result of the U.S. economic crises and tighter credit markets. Additionally, the decreased in revenues is due to business interruption caused by the relocation of the Company’s operations to a new facility.

Gross Profit. Gross profit for the nine months ended September 30, 2008, was negative $41,770 or negative 1% of revenues, compared to $1,861,680 or 26% of revenues for the nine months ended September 30, 2007, a 102% decrease. The decrease in gross profit is due to certain fixed overhead expenses applied to lower revenues and increased cost of sales, both being due to the relocation into new manufacturing facilities in the first quarter of 2008. Additionally, a significant segment of our business is the remanufacturing and reconditioning of used machinery. As a result, there may be a variance in gross margin from initial contract booking as the machinery is remanufactured and the margin adjustments are realized on a monthly basis. These variances directly relate to the initial condition of the machinery that is being remanufactured.

Operating Loss. Operating loss for the nine months ended September 30, 2008, was $1,567,203 compared to operating income of $200,792 for the nine months ended September 30, 2007. The increase in loss of $1,767,995 is primarily due to one time relocation expenses and the decreased revenues and lower gross profit on jobs in progress for the nine months ended September 30, 2008 as a result of the relocation of the Company’s operations to a new facility. The Company incurred total operating expenses of $1,525,433 for the nine month ended September 30, 2008, which was a $135,455 or 8% decrease from $1,660,888 for the nine months ended September 30, 2007. The decrease in operating expenses is primarily due to 42% decrease in consulting and other compensation expenses, and secondarily due to 32% decrease in salaries and related expenses. These decreased expenses are due to the management policy to reduce all the operating expenses (salaries, consulting) when the Company have a material reduction in revenues. The decreases are offset by 55% increase in selling, general and administrative expenses caused by the relocation of the Company’s operations to a new facility in February 2008.

Interest Expense, Debt Discount Amortization and Deferred Gain. Interest expense for the nine months ended September 30, 2008, was $1,041,538 compared with $1,662,702 for the nine months ended September 30, 2007. The decrease of $621,164 or 37% in interest expenses is primarily due to restructuring of $3.5 million convertible debt to $2.95 million during the quarter ended September 30, 2007, and secondarily due to $278,000 of debt discount charged to interest expense related to the conversion of $350,000 of principal from the CAMOFI Note into the Company’s common stock during the third quarter ended September 30, 2007.

Change in Fair Value of Derivative Liability. As of September 30, 2008, the decrease in fair value of the derivative liability associated with the warrants to purchase common stock, granted in connection with the $600,000 convertible debenture, was approximately $38,000. The increase in fair value was recorded as a loss in the Company Statement of Operation (See Note3 to the condensed consolidated financial statements).

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

The net cash decrease during the nine months ended September 30, 2008 was $277,381. The decrease is due to $764,613 net cash used in operating activities.

For the nine months ended September 30, 2008, the cash provided by financing activities was $487,232, compared with $478,869 cash used in financing activities in the nine months ended September 30, 2007. In the nine months ended September 30, 2008, the cash provided was by issuance of a new convertible note in amount of $600,000. For the nine months ended September 30, 2007, cash used to make principal payments on convertible debt notes was 624,500, and for the nine months ended September 30, 2008, cash used to make principal payments on convertible debt notes was $100,413.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has losses from operations year to date of approximately $1,567,000, an accumulated deficit of approximately $13,860,000 and a negative working capital balance of approximately $1,180,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales along with debt and equity financing arrangements. Currently, the Company's management attracted additional funding in the form of secured debt. However, there is no guarantee that the capital raised is sufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2008. Therefore, the Company will be required to seek additional funds to finance its long-term operations.

In response to these problems, management has taken the following actions:

·	The Company continues its aggressive program for selling inventory.

·	The Company continues to implement plans to further reduce operating costs.

·	The Company is seeking investment capital through the public and private markets.

·	The Company has successfully restructured its debt, eliminating the penalties and interest for past default and extending the repayment term (See Note 3).

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

In accordance with Statements of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of an estimate for markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience, current industry trends and estimated costs. As of September 30, 2008, the Company estimated the markdowns, price concessions and warranty costs and concluded amounts are immaterial and did not record any adjustment to revenues.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of September 30, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses.

Changes in Controls and Procedures

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Not applicable.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 8, 2008, the Company issued a 15% Senior Secured Convertible Note to CAMHZN Master LDC in the principal amount of $600,000 with a maturity date of August 1, 2010, and a conversion price of $0.07. The Note was issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(a) and Regulation D.

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

NEW CENTURY COMPANIES, INC.
Date: November 19, 2008	/s/ DAVID DUQUETTE
Name: David Duquette
Title: Chairman, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: November 19, 2008	/s/ DAVID DUQUETTE
Name: David Duquette
Title: Chairman, President and Director

Date: November 19, 2008	/s/ JOSEF CZIKMANTORI
Name: Josef Czikmantori
Title: Secretary and Director