Form 10KSB/A
period 2007-12-31
NEW CENTURY COMPANIES INC
filed 2008-12-01
CIK 318716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO ____________

Commission file number: 000-09459

NEW CENTURY COMPANIES, INC.
(Name of small business issuer in its charter)

Delaware	0610345787
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

9831 Romandel Avenue Santa Fe Springs, CA	90670
(Address of principal executive offices)	(Zip Code)

(562) 906-8455
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.10
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☒

Indicate by check mark whether the issuer is a shell company. Yes ☐ No ☒

The issuer's revenue for its most recent fiscal year was $10,048,309.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was sold, on the average bid and ask price of such common equity on May 12, 2008 was $0.14. As of May 12, 2008, there were 14,119,656 shares of common stock issued and outstanding.

EXPLANATORY NOTE: This Amendment No. 1 is being filed solely to revise Exhibit 31.1 of Form 10-KSB (the “Report”) that was originally filed on May 15, 2008 to correct the introductory language in Paragraph 4 of such certificate. This amendment to the Report does not alter any part of the contents of the Report except for the changes to Exhibit 31.1. We have not updated the disclosure contained in the Report to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report are true or complete as of any date subsequent to the date of the Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 24, 2008	NEW CENTURY COMPANIES, INC. /s/ David Duquette Name: David Duquette Title: Chairman, President and Director

In accordance with the Exchange Act, this amendment to report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: November 24, 2008	/s/ David Duquette Name: David Duquette Title: Chairman, President and Director

Date: November 24, 2008	/s/ Josef Czikmantori Name: Josef Czikmantori Title: Secretary and Director