Form 10-K
period 2008-12-31
NEW CENTURY COMPANIES INC
filed 2009-05-20
CIK 318716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
ACT OF 1934.

FOR THE TRANSITION PERIOD FROM __________ TO____________

COMMISSION FILE NUMBER 000-09459

NEW CENTURY COMPANIES, INC.

(NAME OF REGISTRANT ISSUER IN ITS CHARTER)

DELAWARE	0610345787
(STATE OR OTHER JURISDICTION OF INCORPORATION)	(I.R.S. EMPLOYER
IDENTIFICATION NO.)

9831 ROMANDEL AVE.
SANTA FE SPRINGS, CA	90670
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(562) 906-8455
(ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

COMMON STOCK, PAR VALUE $0.10
(TITLE OF CLASS)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web-site, if any, every Interactive Data File required to be submitted and posted pursuant to Regulation 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐    No  ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, on the average bid and ask price of such common equity on June 30, 2008 was $1,808,000.

 As of May 12, 2009, there were 15,344,654 shares of common stock issued and outstanding.

NEW CENTURY COMPANIES, INC.
FORM 10-K
INDEX

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company's future financial performance. The Company has attempted to identify forward-looking statements by terminology including "anticipates," "believes," "expects," "can," "continue," "could," "estimates,"," "intends," "may," "plans," "potential," "predict," "should" or "will" or the negative of these terms or other comparable terminology.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company expectations are as of the date this Form 10-K is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

OVERVIEW

Corporate Operations

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

CUSTOMERS

Each year we have approximately 50% new customers and 50% repeat customers. The Company has on average between 14 and 30 machines under contract. In 2008, the Company had 19 customers and in 2007 had 20 customers.

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

COMPETITION

The market for remanufacturing services for the machine tools is competitive, with competition from numerous independent rebuild suppliers with various sales and resource levels. We believe that we have a partial competitive advantage because we employ skilled personnel who have been trained for and have experience with these products. Principal competitive factors for our products and services are proprietary technology, customer service, technical support, delivery and price.

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

RESEARCH AND DEVELOPMENT

Our ongoing research and development program involves creating new products and modifying existing products to meet market demands and redesigning existing products to reduce the cost of manufacturing..  In the last year we did not incur any cost of research and development.

PATENTS AND TRADEMARKS

The Company does not have any patents pending or  patents granted.  However, the Company's business generally is not dependent upon the protection of any patent, patent application or patent license agreement, or group thereof, and would not be materially affected by the expiration thereof.

EMPLOYEES

At December 31, 2008, we had 29 full-time employees. The Company believes its relationships with its employees are good. The Company's employees are not represented by a collective bargaining organization and the Company has not experienced a work stoppage.

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

AVAILABLE INFORMATION

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports files or furnished pursuant to Sections 13(a) and 15(d) of the Security Exchange Act of 1934, as amended. The public may read and copy this materials at the SEC`s Public Reference Room at 450 Fifth St. NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (HTTP://WWW.SEC.GOV) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically.

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

Volatile Share Price and Thinly Traded Stock

The Company’s Common Stock has experienced, and may continue to experience, substantial price volatility, particularly as a result of variations between its actual or anticipated financial results and the published expectations of analysts and as a result of announcements by its competitors and itself. The Company’s  stock is thinly traded, and its price can change dramatically over short periods, even in a single day. Any investment in the stock is subject to such volatility and, consequently, is subject to significant risk. In addition, the stock market has experienced extreme price fluctuations that have affected the market price of many companies and that have often been unrelated to the operating performance of these companies. A major decline in the capital markets generally, or in the market price of New Century’s securities may negatively impact its ability to make future strategic acquisitions, raise capital, issue debt, or retain employees. These factors, as well as general economic and political conditions, may in turn have a material adverse effect the market price of the Company’s Common Stock.

Because the common stock is not quoted on the Nasdaq Global Market or Nasdaq Capital Market or listed on any other national securities exchange, if the trading price of the common stock remains below $5.00 per share, trading in the common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

Convertible Debentures

The Company has issued $3,700,000 principal amount of convertible debentures to one hedge fund. These debentures mature in August 2010. As of December 31, 2008, the Company does not have the cash available to pay the principal at maturity. If the Company cannot raise the necessary cash, the convertible debentures will be in default, which will have a material adverse affect on the Company. Further, the convertible debentures are convertible into 52,857,000 shares of common stock, which would give the hedge fund approximately 78% of the Company’s common stock, if presently converted. This is a substantial potential dilution to the existing shareholders. There is a contractual conversion limitation in that  the holders of the debentures  may not convert any portion of its debentures if, as a result thereof, the holders would own in excess of 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to such conversion. However, this provision can be waived by the note holders with 60 days notice and therefore it is within the rights of the holders to own in excess of 4.99%.
Seasonality

The Company’s business is subject to certain seasonal fluctuations in sales, with a pattern of net sales being lower in the second fiscal quarter, due to plant closings in the summer months and vacations. The market for machine tools is also sensitive to economic conditions, production capacity utilization and the general level of business confidence.

Competition

The market for remanufacturing services for the machine tools is competitive with competition from numerous independent rebuild suppliers with various sales and resource levels. The Company believes it possesses a partial competitive advantage in that it employs skilled personnel who have been trained for and have experience with these products. Principal competitive factors for the Company’s products and services are proprietary technology, customer service, technical support, delivery, and price.

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

Compliance with the Sarbanes Oxley Act of 2002

The Company is obligated to maintain its periodic public filings and public reporting requirements, on a timely basis, under the Rules and Regulations of the SEC. In order to meet these obligations, the Company will need to continue to raise capital. If adequate funds are not available to the Company, it will be unable to comply with those requirements and could cease to be qualified to have its stock traded in the public market. As a public company, the Company incurs significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as related rules adopted by the SEC, has imposed substantial requirements on public companies, including certain corporate governance practices and requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. These rules and regulations have and will increase the legal and financial compliance costs and have and will make some activities more time-consuming and costly.

The SEC requires that the Company evaluate, document and test its internal control procedures under Section 404 of the Sarbanes-Oxley Act and the related rules of the SEC for the year ended December 31, 2008. Effective disclosure controls and procedures and internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud generally. If the Company is unable to achieve and maintain adequate disclosure controls and procedures and internal controls, the business and operating results could be harmed.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company is currently finalizing Staff comments related to the treatment of preferred dividends that are accrued but unpaid and have been outstanding for a period of time.

ITEM 2. DESCRIPTION OF PROPERTY.

We lease our headquarters in Santa Fe Springs, California, which expire on March 31, 2018, and conduct our operations at such facilities. We believe that our facilities are in good condition and provide adequate capacity to meet our needs for the foreseeable future.

The following table sets forth certain information relating to the Company's principal facilities:

LOCATION	PRINCIPAL USES	APPROX SQ. FT.

9831 Romandel Ave.
Santa Fe Springs, CA 90670	Manufacturing Machinery	40,000

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

None.

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

For Year Ended December 31, 2008

	HIGH	LOW

December 31	$0.13	0.03
September 30	0.12	0.06
June 30	0.23	0.07
March 31	0.27	0.14

For Year Ended December 31, 2007

	HIGH	LOW

December 31	$0.43	0.15
September 30	0.75	0.36
June 30	0.82	0.34
March 31	0.48	0.20

We have not declared any cash dividends on our common stock since inception. Declaration of dividends with respect to the common stock is at the discretion of the Board of Directors. Any determination to pay dividends will depend upon the financial condition, capital requirements, results of operations and other factors deemed relevant by the Board of Directors.

At December 31, 2008 we had approximately 170 shareholders of record of our common stock. This figure does not include shares held in “street name” by brokerage firms and other nominees who hold shares for multiple investors, as we cannot accurately estimate the number of these beneficial holders.

The transfer agent and registrar for our common stock as of December 31, 2008 is Signature Stock Transfer, Plano, Texas.  On March 18, 2008, the Company’s transfer agent Computershare AKA U.S. Stock Transfer, Los Angeles, California, was changed to Signature Stock Transfer, Plano, Texas.

RECENT SALES OF UNREGISTERED SECURITIES
Related to CAMHZN Secured Convertible Note

On August 8, 2008, the Company issued a 15% Senior Secured Convertible Promissory Note to CAMHZN Master LDC (“CAMHZN”) in the principal amount of $600,000, with a maturity date of August 1, 2010, and a conversion price of $0.07.

In connection with the CAMHZN note , the Company granted 1,000,000 seven year warrants with an exercise price of $0.07 to CAMHZN Master LDC.

On December 30, 2008, the Company entered into an amended agreement with the warrant holder, CAMHZN Master LDC, where by the warrant holder agreed to waive its Registration Rights for a fee of $150,000. Such fee was added to the outstanding balance of the 15% Convertible Promissory Note. The Company added the $150,000 to deferred financing fees and is amortizing it over the remaining maturity life of the Note.

Issuance of Common Stock For Services

Issuance Of Stock For Services Valued Based On The Stock Market Price Of The Shares At The Contract Date

In June 2008, the Company entered into a three month contract with a third party for public and financial communication services valued at $18,000. The fee was paid in the form of 200,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and was amortized to operating expense over the life of the agreement. The consulting fees under this contract were amortized to expense during the year.

In March 2008, the Company entered into a one month contract with a third party for public and financial communication services valued at $25,000. The fee was paid in the form of 125,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and was amortized to operating expense over the life of the agreement. The consulting fees under this contract were amortized to expense during the year.

In February 2008, the Company entered into a one year contract with a third party for public and financial communication services valued at $20,000. The fee was paid in the form of 100,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and was amortized to operating expense over the life of the agreement. The consulting fees under this contract were amortized to expense during the year.

In February 2008, the Company entered into a three month contract with a third party for corporate consulting and marketing services valued at $30,000. The fee was paid in the form of 150,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and is amortized to operating expense over the life of the agreement. At December 31, 2008, the remaining deferred consulting fees under this contract totaled $2,500.

STOCK OPTIONS

Under the terms of the Company's Incentive Stock Option Plan ("ISOP"), options to purchase an aggregate of 5,000,000 shares of common stock may be issued to key employees, as defined. The exercise price of any option may not be less than the fair market value of the shares on the date of grant. No options granted may be exercisable more than 10 years after the date of grant.

On October 8, 2008, the Company granted 1,300,000 incentive stock options to its key employees under the Company’s ISOP. 800,000 of the options have an exercise price of $0.075, vest 50% on December 31, 2008, and 50% on April 8, 2009, and expire on April 6, 2010. 500,000 of the options have an exercise price of $0.0825, vest 50% on December 31, 2008 and 50% on April 8, 2009 and expire on April 6, 2010.

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

At December 31, 2008, the Company had 900,000 options available for future issuance under their equity compensation plans.

Under the terms of the Company's non-statutory stock option plan ("NSSO"), options to purchase an aggregate of 1,350,000 shares of common stock may be issued to non-employees for services rendered. These options are non-assignable and non-transferable, are exercisable over a five-year period from the date of grant, and vest on the date of grant.

The following table summarizes information related to stock options outstanding at December 31, 2008:

	EQUITY COMPENSATION PLAN INFORMATION
			NUMBER OF SECURITIES
			REMAINING AVAILABLE FOR
	NUMBER OF SECURITIES TO BE	WEIGHTED-AVERAGE	FUTURE ISSUANCE UNDER
	ISSUED UPON EXERCISE OF	EXERCISE PRICE OF	EQUITY COMPENSATION PLANS
	OUTSTANDING OPTIONS,	OUTSTANDING OPTIONS,	(EXCLUDING SECURITIES REFLECTED
	WARRANTS AND RIGHTS	WARRANTS AND RIGHTS	IN COLUMN(A))
	(A)	(B)	(C)

Equity compensation plans approved by security holders	3,300,000	$0.15	900,000

Equity compensation plans not approved by security holders	6,386,824	0.20

Total	9,686,824	$0.19	900,000

From time to time, the Company issues warrants to employees and to third parties pursuant to various agreements, which are not approved by the shareholders.

See discussion of Plan approval by the shareholders in the accompanying financial statements.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS.

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-K are qualified in their entirety by this statement.

OVERVIEW

New Century Companies incurred a net loss for the years ended December 31, 2008 and 2007. This was a result of a dramatic decrease in sales and a high non cash interest expense resulting from debt discount amortization related to two convertible notes, debt service and related expenses, and non cash stock compensation expenses for investor relations and employee options. The Company's current strategy is to expand its customer sales base with its present line of machine products. Plans for expansion are expected to be funded through current working capital from ongoing sales. However, significant growth will require additional funds in the form of debt or equity, or a combination thereof. The Company's growth strategy also includes strategic mergers in addition to growing the current business. A significant acquisition will require additional financing.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 2008 COMPARED TO DECEMBER 31, 2007.

Revenues. New Century generated revenues of $4,822,026 for the fiscal year ended December 31, 2008, which was a 52% decrease from $10,048,309 for the fiscal year ended December 31, 2007. The decrease in revenues is primarily due to lower than usual customer orders. The decrease in machine orders is a direct result of the U.S. economic crises and tighter credit markets.

Gross Profit. Gross loss  for the year ended December 31, 2008, was $(676,170) or  (14%) of revenues, compared to a $2,120,054 gross profit or 21% of revenues for the year ended December 31, 2007, a $2,796,224 decrease. The decrease in gross profit is due to certain fixed overhead expenses applied to lower revenues and certain manufacturing inefficiencies as a result of the relocation of facilities in the first quarter of 2008.

Operating Loss.  There was an increase in operating loss for the fiscal year ended December 31, 2008, from operating loss of $(332,625) for the fiscal year ended December 31, 2007 to an operating loss of $(3,192,887) for the fiscal year ended December 31, 2008. The $2,860,262 increase in loss is primarily due to decreased revenues and lower gross profit.

The Company incurred total operating expenses of $2,516,717 for the year ended December 31, 2008, which was a $64,038 or 3% increase from $2,452,679 for the year ended December 31, 2007. In the year ended December 31, 2008, compared with the year ended 2007, all the operating expenses increased (decreased) as follow:

Increase/(Decrease) %
Consulting and other compensation	(38)
Salaries and related	93
Selling, general and administrative	2

The decrease in consulting and other compensation is due to the reduction in the number of consulting contracts and the expiration of the existing contracts. The increase in salaries and related costs is due to the reclassification of certain costs to compensation and selling, general and administrative expenses increased due to the increase in public company costs and leasehold costs related to the relocation of the Company’s facilities.

Interest Expense and Debt Discount Amortization. Interest expense for the year ended December 31, 2008, was $1,749,026 compared with $3,153,781 for the year ended December 31, 2007. The decrease of $1,404,755 or 45% in interest expenses is primarily due to restructuring of $3.5 million of convertible debt to $2.95 million during the quarter ended September 30, 2007. Also, in the year ended 2007, the company incurred approximately $650,000 of additional penalties and interest due to defaulting on the CAMOFI loan.

Change in Fair Value of Derivative Liabilities. In connection with its convertible notes, the Company recorded conversion option and warrant derivative liabilities. The derivative liabilities are reevaluated each reporting period.
For the year ended December 31, 2008, there was a  $4,168,415 of gain from decrease in fair value of conversion option liability and of warrants to purchase common stock  related with the Company`s convertible notes.  A gain of $2,146,223 was from decrease in fair value of conversion option liability, and $2,074,024 from decrease in fair value of warrants to purchase common stock liability.  The decrease in fair value was recorded as a gain in the Company’s Statement of Operations. (See Note 6 to the consolidated financial statements).

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations, equity offerings and borrowings under our various credit facilities. Our principal uses of cash have been to finance working capital. We anticipate financing working capital and other capital expenditures partially through operations, but will also need additional equity and debt financings.

It is our policy to carefully monitor the state of our business, cash requirements and capital structure. We believe that funds generated from our operations and availability from our borrowing facilities will be sufficient to fund current business operations as well as anticipated growth over at least the next twelve months; however, there can be no assurance that any growth will occur and unexpected events may result in our need to raise additional capital.

The net cash decrease during the fiscal year ended 2008 was $249,840. For the year ended December 31, 2008, the cash used in operating activities was $697,892, compared with 767,115 cash provided by operating activities in the prior year. For the year ended December 31, 2008, $448,052 cash was provided by financing activities, compared with $506,479 cash used in financing activities in the prior year. The increase in cash provided by financing activities is primarily due to $600,000 of proceeds from the issuance of a convertible note in the third quarter of 2008, compared to no cash proceeds from debt or equity in 2007. For the year ended December 31, 2008, no cash was used in or provided by investing activities compared with ($32,225) cash used in investing activities for the year ended December 31, 2007.

INFLATION AND CHANGING PRICES

The Company does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(iii) of Regulation S-K.
On February 8, 2008, the Company entered in to a lease agreement for its warehouse and offices. The agreement is for 12 months, totaling $360,000 rent.

GOING CONCERN

The Company's independent registered certified public accounting firm has stated in their report included in this Form 10-K, that the Company has incurred operating losses and has a significant   stockholders'   deficit.  These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

In response to these problems, management has taken the following actions:
•	The Company continues its aggressive program for selling inventory.
•	The Company continues to implement plans to further reduce operating costs.
•	The Company is seeking investment capital through the public and private markets, although no assurance can be given that such capital will be available.

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

Estimates

Critical estimates made by management are, among others, deferred tax asset valuation allowances, realization of inventories, collectability of contracts receivable and the estimating of costs for long-term construction contracts. Actual results could materially differ from those estimates.

Accumulated Preferred Dividend and Waiver Of Preferred Dividend

As of December 31, 2008, the Company accumulated unpaid dividends totaling $459,275. At December 31, 2008, the Company had a total of 26,880 preferred shares Series C and 11,640 preferred shares Series D issued and outstanding.

As of December 31, 2007, the Company accumulated unpaid dividends totaling $376,725. At December 31, 2007, the Company had a total of 26,880 preferred shares Series C and 11,640 preferred shares Series D issued and outstanding.

During 2007, the Company recorded a reduction in dividends payable of $69,750, as management determined that those dividends are no longer required to be paid by the Company.

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

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. A full valuation allowance for deferred tax assets has been provided at December 31, 2008 and 2007. The valuation allowance approximates $6,977,000 and $5,385,000 for the years ended December 31, 2008 and 2007, respectively. (See Note 7 to the consolidated financial statements)

On January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the entity’s financial statements in accordance with SFAS No. 109.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS.

The Consolidated Financial Statements of the Company are set forth at the end hereof.

ITEM9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of December 31, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

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

Management assessed and evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.   Management identified five material weaknesses relating to our internal control over financial reporting, as follows:

(1)	We had not effectively implemented comprehensive entity-level internal controls.

(2)	We did not have a sufficient complement of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP.

(3)	We did not adequately segregate the duties of different personnel within our accounting group due to an insufficient complement of staff.

(4)	We did not implement financial controls that were properly designed to meet the control objectives or address all risks of the processes or the applicable assertions of the significant accounts.

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

The foregoing material weaknesses are described in detail below under the caption “Material Weaknesses.” As a result of these material weaknesses, our Chief Executive Officer concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008.

In making its assessment of our internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its Internal Control-Integrated Framework. Because of the material weaknesses described above, management believes that, as of December 31, 2008, we did not maintain effective internal control over financial reporting.

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

•         We did not maintain documentation evidencing quarterly or other meetings between the Board, senior financial managers and our outside general counsel.  Such meetings include reviewing and approving quarterly and annual filings with the Securities and Exchange Commission and reviewing on-going activities to determine if there are any potential audit related issues which may warrant involvement and follow-up action by the Board.

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

•         We have not consulted with other outside parties with accounting experience to assist us in the SEC filings and disclosures prior to the December 31, 2008 10-K filing during 2009.

(3)           We did not adequately segregate the duties of different personnel within our accounting group due to an insufficient complement of staff and inadequate management oversight.

(4)           We did not adequately design internal controls as follows:

•	The controls identified in the process documentation were not designed effectively and had no evidence of operating effectiveness for testing purposes.
•	The controls identified in the process documentation did not cover all the risks for the specific process
•	The controls identified in the process documentation did not cover all applicable assertions for the significant accounts.

(5)           Due to the material weaknesses identified at our entity level we did not test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no significant changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Inherent limitations exist in any system of internal control including the possibility of human error and the potential of overriding controls. Even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. The effectiveness of an internal control system may also be affected by changes in conditions.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERSAND CORPORATE GOVERNANCE;

The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 2008. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME	AGE	POSITION

David Duquette	65	Chairman of the Board, Chief
		Financial Officer, President and
		Director
Josef Czikmantori	58	Secretary and Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities of the Company, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the best of the Company's knowledge (based solely upon a review of the Forms 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis for the fiscal year ended December 31, 2008 any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company has been informed that all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent beneficial owners of our common stock were complied with.

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

STOCKHOLDER COMMUNICATIONS
Stockholders interested in communicating directly with the Board of Directors, or specified individual directors, my write to us at 9831 Romandel Ave., Santa Fe Springs, CA 90670. Mr. David Duquette will review all such correspondence and will regularly forward to the Board copies of all such correspondence that deals with the functions of the Board.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer and the other executive officer who were serving as such as of December 31, 2008, for services rendered in all capacity for that fiscal year. There are not any other employees having responsibility for significant policy decision within the company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock or Option Awards (1) ($)		Non-Equity Plan Based Incentive Compensation	All Other Compensation (4) ($)		Total ($)
David Duquette,
Chief Executive Officer,	2008	130,000	0	26,625	(2)	—	171,864		520,108
and President	2007	200,000	0	158,400	(2)	—	191,619	(5)	358,400

Josef Czikmantory
Vice President,	2008	74,100	0	16,276	(3)	—	38,434		212,431
Secretary Officer	2007	108,300	0	79,200	(3)	—	83,621	(5)	187,500

(1) Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2007 and 2008.

(2) Mr. David Duquette received a stock option grant of 500,000 shares in October 8, 2008 at an exercise price of $0.0825 per share, 50% vested and exercisable after December 1, 2008, and 50% vested and exercisable after April 8, 2009.

 (3) Mr. Josef Czikmantory received a stock option grant of 300,000 shares in October 8, 2008 at an exercise price of $0.075 per share, 50% vested and exercisable after December 1, 2008, and 50% vested and exercisable after April 8, 2009.

(4) Expenditures made on behalf of executive officers.

(5) These amounts represent 2006 and 2007 expenditures made on behalf of executive officers.

2008 GRANTS OF PLAN-BASED AWARDS TABLE
		Estimated Future Payouts Under Equity Incentive Plan Awards			Exercise or Base Price of Option	Closing Price on Grant	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Awards ($ / Sh)	Date ($ / Sh)	Awards ($)
		(1)	(2)	(3)
David Duquette	11/13/06	180,000	-	200,000	0.20	0.18	0.18

	10/08/08	26,625	18,750	41,250	0.0825	0.075	0.075

Josef Czikmantory	11/13/06	90,000	-	100,000	0.20	0.18	0.18

	10/08/08	16,276	11,250	22,500	0.075	0.075	0.075

(1) December 31, 2008 unexercised options evaluated using fair value at grant date.

(2) December 31, 2008 remaining compensation expense of options evaluated using closing price on grant date.

(3) December 31, 2008 unexercised options valuated at exercise price of options.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable	(#)	($)	Date
David Duquette
(1)	1,000,000	0	0	0.20	11/13/11

(2)	250,000	250,000	0	0.0825	04/06/10
Josef Czikmantory
(1)	500,000	0	0	0.20	11/13/11

(2)	150,000	150,000	0	0.075	04/06/10

(1)	These options were fully vested as of December 31, 2007.
(2)	50% of these options were fully vested as of December 31, 2008, and 50% are vested and exercisable after April 8, 2009.

PENSION BENEFITS

We do not sponsor any qualified or non-qualified defined benefit plans.

NONQUALIFIED DEFERRED COMPENSATION

We do not maintain any non-qualified defined contribution or deferred compensation plans.

LONG-TERM INCENTIVE PLANS

As of December 31, 2008 here is no long-term incentive plan.
The Company has no employment agreements with its executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2008 by (i) those persons or groups known to the Company who will beneficially own more than 5% of the Company's common stock; (ii) each director and director nominee; (iii) each executive officer; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to the Company. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

			PERCENTAGE OF
NAME OF BENEFICIAL OWNER	NO. OF SHARES		OWNERSHIP
David Duquette	2,433,334	(1)	16%
Josef Czikmantori	1,300,000	(2)	8%

Officers and Directors as a Group (2 persons)	3,733,334		24%

Based on 15,344,656 shares outstanding. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of December 31, 2008 are deemed to be outstanding and to be beneficially owned by the holder thereof for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(1) Includes options to purchase 1,500,000 shares (ISOP).

(2) Includes options to purchase 800,000 shares (ISOP).

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

NOTES RECEIVABLE FROM STOCKHOLDERS

As of December 31, 2008, the Company had loans to our officers for $585,298, including accrued interest. These loans were originated in 1999 and no additional amounts have been loaned to the stockholders.  The loans accrue interest at 6% and are due on demand. The Company has reclassified the notes receivable from stockholders to stockholders' equity as such amounts have not been repaid during the current year, and stopped accruing interest in 2008. The stockholders have shown the ability to repay the loans and intend on repaying such amounts in the future.

DIRECTOR INDEPENDENCE

Neither of our directors is considered independent as each is an employee of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson LLP ("Squar Milner") for the annual audit of our consolidated financial statements as of and for the years ended December 31, 2008, and 2007 and fees billed for other services rendered by Squar Milner during such years:

For the Years Ended December 31,

	2008	2007

Audit Fees (1)	$122,000	$107,000
Audit Related Fees	$12,200	10,700
Preparation of Income Tax
Fees	$8,900	$8,900
All Other Fees (2)	$7,600	$53,700
	$150,700	$180,300

(1) Such billings include the quarterly reviews.
(2) Such billings were in connection with review of 2007 SB-2 filings and October 2008 SEC Comment letter.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

The Company does not have an audit committee. Therefore, the Board of Directors is responsible for pre-approving all audits and permitted non-audit services to be performed for us by our independent auditor.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

(a)	Financial Statements. The financial statements are included at the end of this Report.

(b)	Exhibits.

EXHIBIT NUMBER	DESCRIPTION

2.1	Share Exchange Agreement dated as of December 18, 2000. (1)

3.1	Certificate of Incorporation as filed with the Delaware Secretary of State, as amended.(2)

3.2	Certificate of Amendment to the Certificate of Incorporation as filed with the Delaware Secretary of State.(3)

3.2	Bylaws. (2)

10.1
Agreement and Plan of Merger, dated as of May 25, 2003, by and among Internetmercado.com, Inc.,  New Century Remanufacturing, Inc., New Century Acquisition Corporation, David Duquette and Josef Czikmantori; (4)

10.2	Series A Convertible Note issued to Motivated Minds, LLC dated February 28, 2006 (6)

10.3	Common Stock Purchase Warrants issued to Motivated Minds, LLC dated February 28, 2006 (6)

10.4	Registration Rights Agreement dated February 15, 2006 (6)

10.5	Securities Purchase Agreement between New Century Companies, Inc. and CAMOFI Master LDC (5)

10.6	12% Senior Secured Convertible Note issued by New Century Companies, Inc. in favor of CAMOFI Master LDC (5)

10.7	Common Stock Purchase Warrant issued to CAMOFI Master LDC (5)

10.8	Registration Rights Agreement between New Century Companies, Inc. and CAMOFI Master LDC (5)

10.9	Escrow Agreement between New Century Companies, Inc., CAMOFI Master LDC and Katten Muchin Rosenman LLP, as Escrow Agent (5)

10.10	Security Agreement between New Century Companies, Inc. and its current and future subsidiaries on the one hand, and CAMOFI Master LDC on the other hand (5)

10.11	Subsidiary Guarantee provided by all current and future subsidiaries of New Century Companies, Inc. to CAMOFI Master LDC (5)

10.12	Lock-up Agreement with certain shareholders of New Century Companies, Inc. (5)

10.13	Allonge to Series A Convertible Note dated August 8, 2006 (8)

10.14	Amendment to Registration Rights Agreement dated August 8, 2006 (8)

10.15	Amended and Restated Registration Rights Agreement dated December 19, 2006 (7)

10.16	Common Stock Purchase Warrants issued to Motivated Minds, LLC dated December 19, 2006 (7)

10.17	Amended and Restated Registration Rights Agreement dated May 1, 2007(9)

10.18	July 18, 2007 CAMOFI Master LDC’ waiver of right to require registration of 33% of New Century Companies, Inc’ outstanding stock , (10)

10.18	Placement Agent agreement with Ascendiant Securities, LLC dated January 26, 2006 (9)

10.19	15% Senior Secured Convertible Note issued by New Century Companies, Inc. in favor of CAMHZN Master LDC dated August 8, 2008

10.20	Registration Rights Agreement between New Century Companies, Inc. and CAMHZN Master LDC

10.21	Security Agreement between New Century Companies, Inc. and its current and future subsidiaries , and CAMHZN Master LDC

10.22	Subsidiary Guarantee provided by all current and future subsidiaries of New Century Companies, Inc. to CAMHZN Master LDC

10.23	November 19, 2008 Waver Liquidated Damages and CAMHZN Master LDC’ Registration Rights Agreement

10.24	December 30, 2008 letter to terminate CAMHZN Master LDC’ Registration Rights Agreement and increase CAMHZN Note’ principal with $150,000

10.25	Letter Agreement dated June 26, 2008 between New Century Companies, Inc. and CAMOFI Master LDC dated June 26, 2008 (11)

21.1	Subsidiaries of the Company (6).

31.1	Certificate of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated herein by reference from the Company's filing on Form 8-K filed on August 23, 2000.

(2)	Incorporated by reference to Exhibit 2.1 the Company's Registration Statement on Form C-18, filed on August 14, 1980.

(3)	Incorporated by reference to 8-K filed June 4, 2003

(4)	Incorporated by reference to the Exhibit 2.1 of the 8-K filed June 4, 2003.

(5)	Incorporated by reference to the Company’s Form 8-K filed on March 13, 2006

(6)	Incorporated by reference to the Company’s Form SB-2 Registration Statement filed on June 8, 2006

(7)	Incorporated by reference to the Company’s Form 8-K filed on December 26, 2006

(8)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on January 23, 2007

(9)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on May 31, 2007

(10)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 19, 2007

(15)	Incorporated by reference to the Company’s Registration Statement on Form SB-28-K filed on July 1, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2009	NEW CENTURY COMPANIES, INC.

	/s/	DAVID DUQUETTE
	Name:	David Duquette
	Title:	Chairman, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: May 20, 2009	/s/	DAVID DUQUETTE
	Name:	David Duquette
	Title:	Chairman, President and Director

Date: May 20 , 2009	/s/	JOSEF CZIKMANTORI
	Name:	Josef Czikmantori
	Title:	Secretary and Director

NEW CENTURY COMPANIES, INC.
AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Century Companies, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of New Century Companies, Inc. and Subsidiary (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Companies, Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, as of December 31, 2008, the Company has a operating loss of $3,192,887, an accumulated deficit of approximately $12,880,000, working capital deficit of approximately $4,750,000 and was also in default on its CAMOFI and CAMHZN debt.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 11 to the accompanying consolidated financial statements, subsequent to May 15, 2008,  and after the Company had filed its Annual Report  on  Form  10-KSB  for  the  years  ended December 31, 2007 and 2006, management determined that the accounting for the 2006 CAMOFI convertible notes incorrectly did not record separate derivative liabilities for the conversion option and warrants issued. These corrections resulted in changes to net income (loss) available to shareholders, total liabilities, and stockholders’ deficit (equity) as more fully described in Note 11.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP
May 20, 2009
Newport Beach, California

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and December 31, 2007

	December 31,	December 31,
	2008	2007
		As Restated
ASSETS

Current Assets
Cash	$31,889	$281,729
Contract receivables, net of allowance of $24,000 for December 31, 2008 and $251,158 for December 31, 2007	237,787	438,876
Inventories, net of reserve of $532,796 for December 31, 2008 and $285,837 for December 31, 2007	564,022	886,107
Costs and estimated earnings in excess of billings on uncompleted contracts	416,664	570,797
Deferred financing costs, current portion	252,305	358,292
Prepaid expenses and other current assets	168,668	14,183

Total current assets	1,671,335	2,549,984

Property and Equipment, net	186,906	269,092
Deferred Financing Costs, long-term portion	233,702	59,715

Total Assets	$2,091,943	$2,878,791

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	15,329	18,962
Accounts payable and accrued liabilities	1,417,464	2,074,466
Derivative liability	1,975,298	5,751,694
Dividends payable	459,275	376,725
Billings in excess of costs and estimated earnings on uncompleted contracts	1,388,348	88,025
Capital lease obligation, current portion	27,874	25,597
12% Convertible notes payable, net of discount of $2,089,443 at December 31, 2008,and $1,175,504 at December 31, 2007	737,838	1,391,163
15% Convertible notes payable, net of discount of $350,090 at December 31, 2008	399,910	-

Total current liabilities	6,421,336	9,726,632

Long Term Liabilities
Capital lease obligation, for December 31, 2008, long-term portion	9,804	37,679

Total Liabilities	6,431,140	9,764,311
Commitments and Contingencies

Stockholders' Deficit
Cumulative, convertible, Series B preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued and outstanding (liquidation preference of $25 per share)	-	-
Cumulative, convertible, Series C preferred stock, $1 par value, 75,000 shares authorized, 26,880 shares issued and outstanding (liquidation preference of $925,000 at December 31, 2008 and $910,000 at December 31, 2007 )	26,880	26,880
Cumulative, convertible, Series D preferred stock, $25 par value, 75,000 shares authorized, 11,640 shares issued and outstanding (liquidation preference of $456,000 at December 31, 2008 and $416,000 at December 31, 2007 )	291,000	291,000
Common stock, $0.10 par value, 50,000,000 shares authorized; issued and outstanding
15,344,654 and 13,744,654 shares at December 31, 2008 and December 31, 2007	1,534,466	1,374,466
Deferred equity compensation	(101,667)	(334,921)
Notes receivable from stockholders	(564,928)	(545,165)
Subscriptions receivable	-	(462,500)
Additional paid-in capital	7,355,007	7,743,743
Accumulated deficit	(12,879,955)	(14,979,023)

Total stockholders' deficit	(4,339,197)	(6,885,520)

Total liabilities and stockholders' deficit	$2,091,943	$2,878,791

See accompanying notes to the consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007

	2008	2007
		As Restated
CONTRACT REVENUES	$4,822,026	10,048,309

COST OF SALES	5,498,196	7,928,255

GROSS PROFIT	(676,170)	2,120,054

OPERATING EXPENSES
Consulting and other compensation	601,440	964,570
Salaries and related	837,147	434,623
Selling, general and administrative	1,078,130	1,053,486
TOTAL OPERATING EXPENSES	2,516,717	2,452,679

OPERATING INCOME (LOSS)	(3,192,887)	(332,625)

OTHER INCOME (EXPENSES)
Gain on writeoff of accounts payable	66,194	111,459
Gain on forgiveness of debt	2,872,133	-
Liquidated damages	-	(55,417)
Gain (loss) on valuation of liabilities	4,168,415	(414,516)
Interest income	19,763	19,838
Interest expense	(1,749,026)	(3,153,781)

TOTAL OTHER INCOME (EXPENSES)	5,377,479	(3,492,417)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,184,592	(3,825,042)

PROVISION FOR INCOME TAXES	(3,200)	-

NET INCOME / (LOSS)	$2,181,392	$(3,825,042)

Preferred Stock Dividends	$(82,550)	$(13,925)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$2,098,842	$(3,838,967)

Basic net income / (loss) available to common stockholders per common share	$0.14	$(0.30)

Diluted net income / (loss) available to common stockholders per common share	$0.05	$(0.30)

Basic weighted average common shares outstanding	14,696,227	12,886,382

Diluted weighted average common shares outstanding	62,101,547	12,886,382

See accompanying notes to the consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2008 and 2007

	Preferred		Preferred					Notes
	Stock, Series C		Stock, Series D		Common Stock		Additional	Receivable				Total
							Paid In	From	Deferred	Subscriptions	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	Receivable	Deficit)	Deficit

Balance, December 31, 2006 (Restated)	27,780	$27,780	11,640	$291,000	11,714,654	$1,171,466	$6,797,526	$(525,402)	$(333,069)	$(462,500)	$(11,140,056)	$(4,173,255)

Isssuance of common stock for consulting services					1,340,000	$134,000	$470,000		$(449,584)		$-	$154,416

Issuance of stock for principal and interest due on convertible notes					675,000	$67,500	$356,817					$424,317

Conversion of Preferred Stock	(900)	$(900)			15,000	$1,500	$(600)					$-

Amortization of deferred compensation									$270,931			$270,931

Stock Based Compensation									$296,801			$296,801

Cumulative Preferred Dividends											$(13,925)	$(13,925)

Interest on Notes Receivable from stockholder								$(19,763)				$(19,763)

Reclassification of deferred compensation							$-					$-

Issuance of options for Consulting Costs							$120,000		$(120,000)

Net Loss (Restated)											$(3,825,042)	$(3,825,042)

Balance, December 31, 2007 (Restated)	26,880	$26,880	11,640	$291,000	13,744,654	$1,374,466	$7,743,743	$(545,165)	$(334,921)	$(462,500)	$(14,979,023)	$(6,885,520)

Isssuance of common stock for consulting services					875,000	$87,500	$41,500		$(93,000)		$-	$36,000

Issuance of stock for penalties due on convertible notes					725,000	$72,500	$7,250					$79,750

Change in Fair Value of deferred compensation							$(10,000)					$(10,000)

Deferred Comp- ISOP granted 10/8/08 & vested 50% 12/08							$35,014					$35,014

Amortization of deferred compensation									$326,254			$326,254

Cumulative Preferred Dividends											$(82,550)	$(82,550)

Write off of uncollectible receivable							$(462,500)			$462,500		$-

Interest on Note Receivable								$(19,763)				$(19,763)

Net Income											$2,181,392	$2,181,392

Balance, December 31, 2008	26,880	$26,880	11,640	$291,000	15,344,654	$1,534,466	$7,355,007	$(564,928)	$(101,667)	$-	$(12,880,181)	$4,339,423

See accompanying notes to the consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007

	2008	2007 As Restated

Cash flows from operating activities:
Net income (loss)	$2,181,392	$(3,825,042)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	82,186	127,397
Bad debt expense (recovery)	(2,741)	158,700
Gain on write off of accounts payable	(66,194)	111,459
Gain on forgiveness of debt	(2,872,133)	-
Amortization of deferred financing cost	296,268	358,295
Amortization of stock-based consulting fees and employee compensation	233,254	567,732
Amortization of debt discount	1,280,067	1,352,274
Estmated fair market value of common stock issued for consulting services and related change in fair value	162,355	154,416
Estmated fair market value of common stock issued to employees	35,014	-
Gain (loss) on valuation of derivative liabilities	(4,168,415)	414,516
Interest accrued on notes receivable from stockholders	(19,763)	(19,763)

Changes in operating assets and liabilities:
Contracts receivable	203,830	(294,015)
Inventories	322,085	234,075
Costs and estimated earnings in excess of billings on uncompleted contracts	154,133	589,871
Prepaid expenses and other current assets	(154,485)	6,022
Accounts payable and accrued liabilities	334,932	1,196,064
Billings in excess of costs and estimated earnings on uncompleted contracts	1,300,323	(364,886)

Net cash (used in) provided by operating activities	(697,892)	767,115

Cash flows from investing activities:
Purchases of property and equipment	-	(32,225)

Net cash used in investing activities	-	(32,225)

Cash flows from financing activities:
Restricted cash	-	123,898
Bank overdraft	(3,633)	190
Proceeds from issuance of convertible notes payable	600,000	-
Principal payments on notes payable and capital lease	(148,315)	(630,567)

Net cash provided by (used in) financing activities	448,052	(506,479)

Net (decrease) increase in cash	(249,840)	228,411

Cash at beginning of year	281,729	53,318

Cash at end of year	$31,889	$281,729

Supplemental disclosure of non-cash financing and investing activities:

Accrued cumulative dividends on preferred stock	$82,550	$83,675

Reversal of accrued dividends on preferred stock	$-	$(69,750)

Reclasification of accrued interes and penalties to notes payable	$1,178,806	$-

Conversion of Series C preferred stock to common stock	$-	$1,500

Debt discount balance on convertible notes payable	$-	$1,175,506

Stock and warrants Issued for Financing Costs	$36,000	$-

CAMHZN non-cash debt modification	$150,000	$-

Derivative liabilities from 15% CAMHZN note	$442,219	$-

Derivative liabilities from amended 12% CAMOFI note	$2,773,598	$-

See accompanying notes to the consolidated financial statements.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2008, the Company has a operating loss of $3,192,887, an accumulated deficit of approximately $12,880,000, working capital deficit of approximately $4,750,000 and was also in default on its CAMOFI and CAMHZN debt (See Note 6)   These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2009. Therefore, the Company will be required to seek additional funds to finance its long-term operations in the form of debt and equity financing which the Company believes is available to it.  The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In response to these problems, management has taken the following actions:
•	The Company continues its aggressive program for selling machines.
•	The Company continues to implement plans to further reduce operating costs.
•	The Company is seeking investment capital through the public and private markets.

The consolidated financial statements do not include any adjustments to the carrying amounts related to recoverability and classification of assets or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Use of Estimates

In the opinion of management, the accompanying balance sheets and related statements of operations, cash flows, and stockholders’ equity (deficit) include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates made by management are, among others, deferred tax asset valuation allowances, realization of inventories, collectability of contracts receivable and the estimation of costs for long-term construction contracts.  Actual results could differ from those estimates.

Concentrations of Credit Risks

Cash is maintained at various financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each financial institution for up to $100,000 and $250,000 for December 31, 2007 and December 31, 2008, respectively.  At times, cash may be in excess of the FDIC insured limit of $250,000.  The Company did not have any uninsured bank balances at December 31, 2008 and approximately $182,000 for December 31, 2007.

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

During the year ended December 31, 2008, sales to three customers accounted for approximately 38% of net sales, 16%, 14% and 8% respectively.  Further, there were two customers that accounted for 76% of receivables, the customer that accounted for 16% of sales also accounted for 40% of the receivables at December 31, 2008. Another customer accounted for 36% of receivables but was not in the top three largest customers for the year. No other single customer had net sales of more than 10% of total net sales for the year ended December 31, 2008.
During the year ended December 31, 2007, sales to three customers approximated 36% of net sales, 16%, 10% and 10% respectively. No other single customer net sales were more than 10% for the year ended December 31, 2007.  Management reviews the collectability of contracts receivables periodically and believes that the allowance for doubtful accounts for year ended December 31, 2008 and 2007 is adequate. The allowance for doubtful accounts was $24,000 for the year ended December 31, 2008 and $251,000 for the year ended December 31, 2007.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition.  The Company's operations are subject to significant risks and uncertainties including financial, operational, technological and other risks associated with operating a business including the potential risk of business failure.

Cash and Cash Equivalents

The Company considers all highly liquid fixed income investments with maturities of three months or less at the time of purchase, to be cash equivalents. The Company had no cash equivalents at December 31, 2008 and 2007.

Inventories

Inventories are stated at the lower of cost or net realizable value.  Cost is determined under the first-in, first-out method.  Inventories represent cost of work in process on units not yet under contract.  Cost includes all direct material and labor, machinery, subcontractors and allocations of indirect overhead (see table below).  Net realizable value is based on management's forecast for sales of the Company's products or services in the ensuing years. The industry in which the Company operates is characterized by technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown in the accompanying consolidated balance sheet. The Company had inventory reserves approximating $533,000 and $286,000 at December 31, 2008, and December 31, 2007, respectively.

at	Inventory cost (thousands)	Direct Labor (thousands)	Direct Material (thousands)	Subcontractors (thousands)	Allocation of Indirect Overhead (thousands)
12/31/2008	$1,097	$107	$568	$45	$377
12/31/2007	$1,172	$86	$615	$61	$410

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years.  Equipment under capital lease are depreciated over the shorter of the estimated useful life or the term of the lease.  Maintenance and repairs are charged to expense as incurred.  Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations. For the years ended December 31, 2008 and 2007, the Company incurred depreciation expense of approximately $82,000 and $127,000, respectively.

Long-Lived Assets

The Company accounts for long-lived asset impairments under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.” (“SFAS No. 144”). SFAS No. 144 requires a three-step approach for recognizing and measuring the impairment of assets to be held and used.  The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  The impairment loss is measured by comparing the fair value of the asset to its carrying amount.  Fair value is estimated based on discounted future cash flows.  Assets to be sold must be stated at the lower of the assets’ carrying amount or fair value and depreciation is no longer recognized. The Company believes that no impairment of property and equipment existed at December 31, 2008 and 2007.

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

Warranty

The Company provides a warranty on certain products sold.  Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized.  At December 31, 2008 and 2007, the warranty obligation  balance was $50,000 and $0, respectively.  Amounts charged to warranty expense in the accompanying consolidated statements of operations was approximately $147,000  and $93,000 for the years ended December 31, 2008 and 2007, respectively.

Advertising

The Company expenses the cost of advertising when incurred as selling expense in the accompanying consolidated statements of operations.  Advertising expenses were approximately $0 and $28,000 for the years ended December 31, 2008 and 2007, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.  During the years ended December 31, 2008 and 2007, the Company did not incur any research and development costs.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. A full valuation allowance for deferred tax assets has been provided at December 31, 2008 and 2007. The valuation allowance approximates $6,929,000 and $4,921,000 as of December 31, 2008 and 2007, respectively. See Note 7 for additional information.

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for each respective year. Common stock equivalents, representing convertible preferred stock, convertible debt, options and warrants totaling approximately 62,101,548   shares at December 31, 2008  are  included in the diluted loss per share.

For December 31, 2007, common stock equivalents, representing convertible preferred stock, convertible debt, options and warrants 6,192,972 shares are not included in the diluted loss per share as they would be anti-dilutive. Accordingly, basic and diluted loss per common share are the same for 2007.   (See Note 9).

Stock Based Compensation

Effective January 1, 2006, we adopted the fair value method of accounting for employee stock compensation cost pursuant to SFAS No. 123(R), “Share-Based Payments”. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.  Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.  The Company had no equity incentive awards granted prior to January 1, 2006 that were not yet vested. For the years ended December 31, 2008 and 2007, share-based compensation expense of $35,014 and $316,800, respectively was recognized in the accompanying consolidated statements of operations.

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

Under the terms of the Company's Incentive Stock Option Plan ("ISOP"), on October 8, 2008, the Company granted 1,300,000 incentive stock options to its key employees under the Company’s ISOP. The options have an exercise price of $0.075 to $0.085, vest 50% on December 31, 2008, and 50% on April 8, 2009, and expire on April 6, 2010.

SFAS No. 123-R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. The exercise price of options is generally equal to the market price of the Company's common stock (defined as the closing price as quoted on the Over-the-Counter Bulletin Board administered by Nasdaq) on the date of grant. Accordingly,  approximately $70,000 of share-based compensation was recognized, and will be expensed  in the financial statements, based on vesting periods. Accordingly, approximately $35,000 was expensed in the year ended December 31, 2008, and the remaining portion will be expensed in 2009, at the next vesting period.

The effects of share-based compensation resulting from the application of SFAS No. 123-R to options granted outside of the Company's Stock Option Plan resulted in zero expense for the year ended December 31, 2008 and 2007. Share-based compensation recognized as a result of the adoption of SFAS No. 123-R as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123-R use the Black Scholes option pricing model for estimating fair value of options granted.

In accordance with SFAS No. 123-R, the Company’s policy is to adjust share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after December 31, 2008 is recognized in the period the forfeiture estimate is changed.

At December 31, 2008, the Company estimated (using the Black Scholes pricing model) the fair value of options granted and no variance has been found. Therefore, the effect of forfeiture adjustments at the period ended December 31, 2008 was not applicable

The Company’s policy for options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized. Additional information with respect to stock option activity is as follows:

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

Deferred Financing Costs

Direct costs of securing debt financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. During the years ended December 31, 2008 and 2007, the Company amortized approximately $296,000 and $358,000, respectively, of deferred financing costs to interest expense.

Convertible Debt Instruments

The Company accounts for the convertible debt instruments issued with warrants under the Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants, whereby the relative fair value of any warrants issued to the debt holders in connection with the issuance of the debt, are treated as a debt discount and amortized to interest expense over the term of the notes using the effective interest method.

Where the convertible feature of the convertible debt instrument provides for a rate of conversion that is below market value, such feature is considered a beneficial conversion feature (“BCF”).  Pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio and EITF No. 00-27, Application of EITF Issue No. 98-5 To Certain Convertible Instruments, the estimated fair value of a BCF is recorded as a debt discount and amortized to interest expense over the term of the notes using the effective interest method.

Embedded Conversion Feature in Convertible Debt Instruments and Detached Warrants

Embedded conversion features included in convertible debt instruments are initially evaluated under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and EITF Issue No. 00-19, Acccounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to determine if the embedded conversion option is a derivative requiring bifurcation from the host contract and separate accounting treatment as a liability.  Detached warrants issued in connection with the issuance of debt are similarly evaluated under SFAS 133 and EITF 00-19 to determine if they should be treated as derivative liabilities or equity.  If derivative liability treatment is determined, the embedded conversion option or warrants are valued utilizing a Black-Scholes option pricing model and the determined value is separated from the debt instrument resulting in a separate liability and a debt discount on the related note.  The fair value of the derivative liability is remeasured at the end of every reporting period and changes recorded to operations.  The debt discount is amortized to interest expense over the term of the notes using the effective interest method.

Fair Value Measurements

The Company adopted  SFAS No. 157, “Fair Value Measurements”, in the first quarter of fiscal 2008.  SFAS 157 was amended in February 2008 by the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions”, and by FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the Company’s application of SFAS 157 for nonrecurring nonfinancial assets and liabilities until January 1, 2009. FAS 157 was further amended in October 2008 by FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS 157 to assets participating in inactive markets.

Implementation of SFAS 157 did not have a material effect on the Company’s results of operations or financial position and had no effect on the Company’s existing fair-value measurement practices. However, SFAS 157 requires disclosure of a fair-value hierarchy of inputs the Company uses to value an asset or a liability. The three levels of the fair-value hierarchy are described as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets and liabilities. For the Company, Level 1 inputs include quoted prices on the Company’s securities that are actively traded.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly. For the Company, Level 2 inputs include assumptions such as estimated life, risk free rate and volatility estimates used in determining the fair values of the Company’s option and warrant securities issued.

Level 3: Unobservable inputs for the asset or liability. Beginning January 1, 2009, Level 3 inputs may be required for the determination of fair value associated with certain nonrecurring measurements of nonfinancial assets and liabilities. The Company does not currently present any nonfinancial assets or liabilities at fair value.

Significant Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements.  The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related pronouncements.  SFAS No. 157 establishes a hierarchy for information and valuations used in measuring fair value, which is broken down into three levels. Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities. Level 2 valuations are based on inputs, other than quoted prices included within Level 1,that are observable, either directly or indirectly. Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.  SFAS No. 157 was adopted effective January 1, 2008 for the Company’s financial instruments and derivatives.  For nonfinancial assets and liabilities, SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company’s nonfinancial assets and liabilities.

In May 2008, the FASB issued the final version of Staff  Position No. APB 14-1,  Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversions (Including Partial Cash Settlement) (“APB  14-1") that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion  (including partial cash settlement) to be separately accounted  for  in  a  manner  that  reflects  the  issuer's nonconvertible  debt  borrowing  rate. APB 14-1 is  effective  for fiscal years beginning  after  December 15, 2008,  which for the Company will be 2009, and  interim   periods   within   those   fiscal   years  and  must  be  applied retrospectively  to all periods  presented,  which for the Company would include the comparative quarterly presentations for 2008. Accordingly, commencing in 2009, the Company will present prior  period  comparative  results reflecting  the impact of APB 14-1 if determined to apply to the Company at that time.  The Company is currently evaluating the impact APB 14-1 will have on its consolidated financial statements, if any.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FAS 142-3") that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  The intent of FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 and other U.S. generally accepted accounting principles. FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008.  The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements, if any.

In December 2008, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141, “Business Combinations”, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R). In addition, SFAS No. 141(R) requires acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. SFAS No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company expects to adopt SFAS No. 141(R) to any business combinations with an acquisition date on or after January 1, 2009.

In December 2008, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact SFAS No. 160 may have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, or “EITF”), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

2. CONTRACTS IN PROGRESS

Contracts in progress at December 31, 2008 and 2007, which include completed contracts not completely billed, are approximately as follows:

	December 31, 2008	December 31, 2007
Cumulative costs to date	$6,756,000	$7,007,000
Cumulative gross profit to date	5,768,000	7,893,000

Cumulative revenue earned	12,524,000	14,900,000
Less progress billings to date	(13,495,000)	(14,417,000)

Net (over) / under billings	$(971,000)	$483,000

The following approximate amounts are included in the accompanying consolidated balance sheets under these captions as of December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Costs and estimated earnings in excess of billings on uncompleted contracts	$417,000	$571,000

Billings in excess of costs and estimated earnings on uncompleted contracts	(1,388,000)	(88,000)

Net over billings	$(971,000)	$483,000

3. PROPERTY AND EQUIPMENT

Property and equipment approximate the following at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Machinery and equipment	$907,000	$907,000
Leased vehicles	109,000	109,000
Computer equipment	20,000	20,000
Furniture and fixture	4,000	4,000
	1,040,000	1,040,000
Less accumulated depreciation and amortization	(853,000)	(771,000)

	$187,000	$269,000

Assets under capital leases are comprised of equipment purchases aggregating to $109,000 and $109,000 at December 31, 2008 and 2007, resepectively.  Depreciation expense recorded for these assets under capital leases amounted to $21,835 and $16,376 for the years ended December 31, 2008 and 2007, respectively.

4. RELATED PARTY TRANSACTIONS

At December 31, 2008 and 2007, the Company had loans to two stockholders approximating $565,000 and $545,000, respectively, including accrued interest.  These loans were originated in 1999 and no additional amounts have been loaned to the stockholders.  The loans accrue interest at 5% and are due on demand.  The Company has included the notes receivable from stockholders in stockholders’ equity (deficit) as such amounts have not been repaid during 2008 or 2007.  For the years ended December 31, 2008 and 2007, total interest income from notes receivable from stockholders approximated $20,000 in each year.

5. CAPITAL LEASES

On April 17, 2007, the Company entered into a note payable agreement with a finance company for the purchase of three vehicles. The note accrues interest at 8.49 % per annum, and matures in April 2010. Monthly principal and interest payments are $2,499. This note is secured by the three vehicles.

At December 31, 2008, future principal payments of notes payable are as follows for the years ending December 31:

2009	$27,856
2010	9,804

$37,660

6. DEBT

CAMOFI Master LDC (“CAMOFI”) Debt

On February 28, 2006, the Company issued a 12% Senior Secured Convertible Promissory Note (“CAMOFI Note”) to CAMOFI Master LDC (“CAMOFI”) in the amount of $3,500,000, due February 20, 2009.  The CAMOFI Note contains an anti-dilution provision concerning convertibility that reduces the conversion price for any and all equity or convertible equity instruments issued that have a conversion price less than the CAMOFI Note (“anti-dilution provision”). Consequently the variable conversion feature does not allow the CAMOFI Note to be considered conventional convertible debt. Under FAS 133, “Accounting for Derivative Instruments and Hedging Activities”, the embedded conversion option is required to be treated as a derivative and separated from the contract. Further, the CAMOFI Note also contains a buy-in provision for conversion shares which could require a net cash settlement. According to EITF 00-19, ““Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock”, the convertibility and buy-in provisions require that the conversion option be classified as a liability. The conversion option was valued at $3,502,664 on February 26, 2006 and recorded as a liability. The Black Scholes model was used and the assumptions were: $0.63 cents closing stock price, $0.63 cents exercise price, 4.67% risk free rate, 171.63% volatility and no dividends.

The conversion option is marked-to-market on a quarterly basis and the resulting change in fair value of the liability is recorded as a gain or loss upon valuation in the statement of operations.  The initial conversion option fair value is also treated as a discount to the CAMOFI Note and is amortized over the life of the Note. As of June 26, 2008, $1,094,311 was amortized to expense.

Amendment to CAMOFI Notes

As of June 26, 2008 an aggregate of $3,800,890 principal, interest and penalties were due under the note.

Pursuant to a letter agreement dated June 26, 2008 (the “Letter Agreement”) between the Company and CAMOFI, CAMOFI agreed to waive certain penalties and default interest which had been accrued under the transaction documents previously entered into with CAMOFI, including the CAMOFI Note in the original principal amount of $3,500,000, Security Agreement, an Amended and Restated Registration Rights Agreement, and a Subsidiary Guaranty. The waiver is subject to the Company’s performance of its obligations under the Letter Agreement and the execution of further documentation to be prepared in connection with the Letter Agreement. Pursuant to the Letter Agreement, the Company issued an amended and restated Note (the “CAMOFI Amended Note”) in the principal amount of $2,950,000 with a new maturity date of August 1, 2010.

Additionally, under the Letter Agreement, the Company issued 725,000 shares of common stock and 725,000 five year warrants with an exercise price of $0.10 and 725,000 five year warrants with an exercise price of $0.20 (See “Stock Purchase Warrants Issued and Cancelled in Connection with the CAMOFI Note” below) . Commencing on August 1, 2008, and continuing thereafter on the first business day of every month for the next twenty-four months, the Company has the obligation to pay to CAMOFI the amount of $70,000, allocated first to the payment of interest and second to the payment of principal on the CAMOFI Amended Note. On or before August 1, 2010, the Company shall pay to CAMOFI all amounts still outstanding under the Amended Note, whether of principal, interest or otherwise.

The transaction for the exchange of the CAMOFi Amended Note for the original CAMOFI Note is treated as an extinguishment of debt. EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” requires that an exchange of debt with substantially different terms is an extinguishment of debt and should be accounted for in accordance with paragraph 16 of FAS 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Paragraph 16 permits derecognition of the liability if and only if it has been extinguished if the debtor pays the creditor and is relieved of its obligation or the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Per the Amended CAMOFI Note and the Letter Agreement dated June 26, 2008, the Company has been released from its obligation under the original 12% Convertible Note Agreement. In accordance with EITF 96-19, the Company evaluated the change in cash flows and determined there was a greater than 10% change and therefore treatment as debt extinguishment was applicable.  A gain on extinguishment of $1,797,460 was recorded on June 26, 2008 primarily due to the extinguishment of accrued penalties and interest of $850,000 and extinguishment of the warrant and conversion option derivative liabilities of $347,460.

The CAMOFI Amended Note contains the same anti-dilution provision and buy-in features which were present in the CAMOFI Note and therefore the embedded conversion option is treated as a derivative liability and separated from the contract. The liability was valued at $2,535,393 on June 26, 2008. The Black Scholes model was used and the assumptions were: $0.11 cents closing stock price, $0.10 cents exercise price, 2.21% risk free rate,163.91% volatility and no dividends.

The conversion option is marked-to-market on a quarterly basis and the resulting change in value of the liability is recorded as a gain or loss upon valuation in the statement of operations. The initial conversion option value is also treated as a discount to the CAMOFI Amended Note and is amortized over the life of the Note. As of December 31, 2008, $625,397 was amortized to expense.

Stock Purchase Warrants Issued and Cancelled in Connection with the CAMOFI Note

In February 2006, the Company granted warrants in connection with the issuance of the CAMOFI Note.  The warrants have an exercise feature that is the same as the anti-dilution provision in the CAMOFI Note and also has the buy-in feature (See, “CAMOFI Master LDC (“CAMOFI”) Debt”). Consequently, the warrants are also treated as derivative liabilities. The fair value of the warrants in February 2006 was $2,190,000. The Black Scholes model was used and the assumptions were: $0.63 closing stock price, $0.63 exercise price, 4.67% risk free rate, 171.63% volatility and no dividends.

The warrant derivative liability is marked-to-market on a quarterly basis and the resulting change in fair value of the liability is recorded as a gain or loss upon valuation in the statement of operations.  The initial warrant liability fair value is also treated as a discount to the CAMOFI Note and is amortized over the life of the Note. As of June 26, 2008, $503,784 was amortized to expense.

Amendment to CAMOFI Note and Warrants

As part of the June 26, 2008 amendment to the CAMOFI Note, CAMOFI cancelled 3,476,190 warrants with a term of five years, which were issued on February 28, 2006 with an exercise price at issuance of $0.63 and 1,500,000 warrants dated December 19, 2006 with an exercise price at issuance of $0.35. The fair value of such warrants on June 26, 2008 was approximately $530,000, based on the Black-Scholes pricing model and was recorded as gain on forgiveness of debt in the Companies statement of operations.  Further,, the Company issued 725,000 warrants exercisable at $0.10 per share and 725,000 warrants exercisable at $0.20 per share. The new warrants contained the anti-dilution and buy-in provisions of the original warrants and thus were also derivative liabilities. The value of the warrants on June 26, 2008 was $158,455. The Black Scholes model was used and the assumptions were: $0.11 closing stock price, $0.10 exercise price, 2.21% risk free rate, 187.01% volatility and no dividends.

The warrant derivative liability is marked-to-market on a quarterly basis and the resulting change in fair value of the liability is recorded as a gain or loss upon valuation in the statement of operations.  The initial warrant liability fair value is also treated as a discount to the CAMOFI Amended Note and is amortized over the life of the Note. As of December 31, 2008, $39,086 was amortized to expense.

Stock Issued in Connection with the restructuring of CAMOFI Note

In connection with the Letter Agreement dated June 26, 2008, the Company issued to CAMOFI 725,000 shares of common stock. The common shares were valued at $79,750 at issuance date, when the closing price was of $0.11 per share. This has been accounted for as a discount to the note and an increase in common stock and APIC. The discount amount from the shares is amortized to interest expense over the remaining life of the Notes.  Approximately $20,000 of debt discount was amortized during the year ended December 31, 2008. As of December 31, 2008, the unamortized balance of debt discount for the stock issued is approximately $61,000.

For the year ended December 31, 2008, $122,719 of principal payments were made on the CAMOFI Note. As of December 31, 2008 and 2007, the principal balance is approximately $2,827,000 and $2,567,000, respectively, which is presented net of unamortized debt discounts totaling approximately $2,089,443 and $1,176,000, respectively.

CAMHZN Master LDC (“CAMHZN”) Convertible Debt

On August 8, 2008, the Company issued a 15% Senior Secured Convertible Promissory Note (“CAMHZN Note”) to CAMHZN Master LDC (“CAMHZN”) in the principal amount of $600,000, with a maturity date of August 1, 2010, and a conversion price of $0.07.

Additionally, the Company granted 1,000,000 seven year warrants with an exercise price of $0.07 to CAMHZN Master LDC (“CAMHZN Warrants”).

The CAMHZN Note contains the same anti-dilution provision and buy-in features which are present in the CAMOFI Note and therefore the embedded conversion option is treated as a derivative liability and separated from the contract.  The liability was valued at $380,463 on August 8, 2008. The Black Scholes model was used and the assumptions were: $0.062 closing stock price, $0.07 exercise price, 4.04% risk free rate, 216% volatility and no dividends.

The conversion option derivative liability is marked-to-market on a quarterly basis and the resulting change in value of the liability is recorded as a gain or loss upon valuation in the statement of operations. The initial conversion option value is also treated as a discount to the CAMOFI Amended Note and is amortized over the life of the Note. As of December 31, 2008, $79,263 was amortized to expense.

Stock Purchase Warrants Issued in connection with CAMHZN Convertible Note Payable

The CAMHZN Warrants have an exercise feature that is the same as the anti-dilution provision in the CAMOFI Warrants and CAMOFI Note and also has the buy-in feature (See, “CAMOFI Master LDC (“CAMOFI”) Debt”). Consequently, the warrants are also treated as derivative liabilities. The fair value of the warrants as of August 8, 2008 was $61,756.  The fair value of the warrants was determined based on the Black-Scholes pricing model using the following assumptions:  closing stock price $0.07 per share, exercise price of $0.07 estimated life 7 years, risk free rate 4.04% and volatility 216%.
The warrant derivative liability is marked-to-market on a quarterly basis and the resulting change in value of the liability is recorded as a gain or loss upon valuation in the statement of operations. . For the year ended December 31, 2008, the Company recorded a gain on the valuation of $11,756.

The initial CAMHZN Warrants derivative liability represents a discount from the face amount of the notes payable. Such discounts are amortized to interest expense over the term of the note. During the year ended December 31, 2008, the Company amortized approximately $13,000 to interest expense.

Amendment to the Warrant Agreement

On December 30, 2008, the Company entered into an amended agreement with the warrant holder, CAMHZN Master LDC, whereby the warrant holder agreed to waive its Registration Rights for a fee of $150,000. Such fee was added to the outstanding balance of the 15% Convertible Promissory Note. The Company recorded the $150,000 as deferred financing fees and is amortizing it over the remaining maturity of the CAMHZN Note.

As of December 31, 2008, the principal balance of the CAMHZN Note is $701,000, which is presented net of unamortized debt discounts of approximately $49,000.

At December 31, 2008, principal payments due related to the above notes for the years ending December 31 are $2,827,281 for CAMOFI Note and $750,000 for CAMHZN Note.

7. INCOME TAXES

During 2008 and 2007, the provision for income taxes differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for income taxes as a result of the following:

	2008	2007

Computed “expected” tax (benefit) expense	$(1,349,000)	$(1,146,000)

Addition to (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	(240,000)	(183,000)
Change in deferred tax asset valuation allowance	1,592,200	1,222,000
Non-deductible expenses	-	107,000

	$3,200	$-

The effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2008 and 2007 are presented below:

	2008	2007

Deferred tax assets:
Tax net operating loss carryforwards	$7,022,000	$5,728,000
Warrant liability	(593,000)	(598,000)
Depreciation	27,000
Accrued inventory reserve	213,000	114,000
Accrued expenses	308,000	141,000

Total gross deferred tax asset	6,977,000	5,385,000
Less valuation allowance	(6,977,000)	(5,385,000)

Total net deferred tax asset	$–	$–

Based upon the Company’s history of continued operating losses, realization of its deferred tax assets does not meet the “more likely than not” criteria under SFAS No. 109 and, accordingly, a valuation allowance for the entire deferred tax asset amount has been recorded.

The valuation allowance increased by $1,592,000 and $858,000 during the years ended December 31, 2008 and 2007, respectively. The current provision for income taxes for the years ended December 31, 2008 and 2007 is due primarily to certain state taxes.

At December 31, 2008, the Company had net tax operating loss carryforwards for federal and state income tax purposes of approximately $19.4 million and $11.9 million, respectively, available to offset future taxable federal and state income. If not utilized to offset future taxable income, the federal and state carryforwards will expire in various years through 2028. In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the utilization of the Company’s tax net operating loss carryforwards could be severely restricted.

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

At December 31, 2008 and 2007, the Company had no increase or decrease in unrecognized income tax benefits for the year. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2008 and 2007. Furthermore, there were no adjustments to the liability or lapse of statute of limitation or settlements with taxing authorities.

The Company expects resolution of unrecognized tax benefits, if created, would occur while the full valuation allowance of deferred tax assets is maintained, therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, that would affect the effective tax rate.

The Company is subject to income tax in the U.S. federal and California state jurisdictions and has identified its federal and California tax returns below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years

Federal	2005 – 2007
California	2004 – 2007

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

During the years ended December 31, 2008 and 2007, the Company issued 0 and 15,000 shares of restricted common stock, respectively, upon conversion of 0 and 900 shares of Series C, respectively, at a conversion rate of 16.667-to-1.

In 2007, the Company recorded a reduction in dividends payable of $69,750, as management determined that these dividends are no longer required to be paid by the Company.

At December 31, 2008 and 2007, the Company had a total of 26,880 shares of Series C issued and outstanding with accumulated dividends totaling approximately $281,000 and $225,000, respectively, which is included in dividends payable in the consolidated balance sheet.

During the year ended December 31, 2004, the Company issued a Private Placement Memorandum (“PPM”) in which the Company offered to eligible investors, as defined, a maximum of 75,000 shares of Series D Preferred Stock (“Series D”), with a required minimum offering of 1,000 shares of Series D to be sold at $25 per share.

At December 31, 2008 and 2007, the Company had a total of 11,640 shares of Series D issued and outstanding, with accumulated dividends totaling approximately $178,000 and $151,000, respectively, which is included in dividends payable in the consolidated balance sheet.

Common Stock, Warrants and Options

Related to CAMOFI Note

Pursuant to a letter agreement dated June 26, 2008 (the “Letter Agreement”) between New Century Companies, Inc. (the “Company”) and CAMOFI, CAMOFI agreed to waive certain penalties and default interest which have been accrued under the transaction documents previously entered into with CAMOFI, including the CAMOFI Note due February 20, 2009 in the original principal amount of $3,500,000, Security Agreement, an Amended and Restated Registration Rights Agreement, and a Subsidiary Guaranty. Pursuant to the Letter Agreement, the Company issued an amended and restated Note (the “Amended Note”) in the principal amount of $2,950,000 with a new maturity date of August 1, 2010 (See Note 6 to the condensed consolidated financial statements).

In connection with the Letter Agreement, the Company issued 725,000 shares of common stock and 725,000 five year warrants with an exercise price of $0.10 and 725,000 five year warrants with an exercise price of $0.20.  See Note 6 to the consolidated financial statements.

On June 29, 2007, the Company issued 675,000 shares of common stock to CAMOFI as a penalty due to late payments on the note.

In connection with the initial issuance of the CAMOFI Note on February 28, 2006, the Company issued 250,000 shares of common stock to the placement agent. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction totaling approximately $157,500, which was recorded as deferred financing cost and was amortized over 3 years, the life of the note. During 2008 and 2007, the Company amortized to interest expense an amount of $52,500 each year. As of December 31, 2008, a balance of $8,750 remained to be amortized.

On December 19, 2006, the Company entered into an Amended and Restated Registration Rights Agreement (the “Amendment”) with CAMOFI. Pursuant to the Amendment, CAMOFI agreed to waive any liquidated damages accrued prior to the date of the Amendment. An aggregate of 1,500,000 warrants valued at $300,000 (based on the stock trading price on the date of grant in accordance with EITF 96-18) were issued to the Noteholder as consideration of the Amendment. The warrants are exercisable at a price of $.35 per share and had an expiration date on December 19, 2013.  Pursuant to the letter agreement dated June 26, 2008, these warrants were cancelled.   See Note 6 to the consolidated financial statements.

In February 2006, the Company issued 3,476,190 warrants to CAMOFI in connection with the issuance of the CAMOFI Note. The Warrants were exercisable at a price of $0.63 per share and had an expiration date on February 28, 2011. Pursuant to the letter agreement dated June 26, 2008, these warrants were also cancelled.   See Note 6 to the consolidated financial statements.

Also, the Company issued an aggregate of 722,539 warrants to the Placement Agent and its assignee. The warrants are exercisable at a price of $.63 per share and expire on February 28, 2011. See Note 6 to the consolidated financial statements.

Related to CAMHZN Note

In connection with the issuance of the CAMHZN Note , the Company granted 1,000,000 seven year warrants with an exercise price of $0.07 to CAMHZN Master LDC.

Issuance of Common Stock For Services

Issuance Of Stock For Services Valued Based On The Stock Market Price Of The Shares At The Contract Date

In June 2008, the Company entered into a three month contract with a third party for public and financial communication services valued at $18,000. The fee was paid in the form of 200,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and was amortized to consulting and other compensation in the accompanying statements of operations.

In March 2008, the Company entered into a one month contract with a third party for public and financial communication services valued at $25,000. The fee was paid in the form of 125,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and was amortized to operating expense over the life of the agreement. The consulting fees under this contract were amortized to expense during the year.

In February 2008, the Company entered into a three month contract with a third party for public and financial communication services valued at $20,000. The fee was paid in the form of 100,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and is being amortized to operating expense over the life of the agreement.

In February 2008, the Company entered into a one year contract with a third party for corporate consulting and marketing services valued at $30,000. The fee was paid in the form of 150,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and was amortized to operating expense over the life of the agreement. Consulting fees under this contract of $27,500 were amortized to expense during the year and at December 31, 2008 the remaining deferred consulting fees under this contract totaled $2,500.

In December 2007, the Company entered into a three month contract with a third party for corporate consulting and marketing services valued at $180,000. The fee was paid as follows: $30,000 in cash, 300,000 shares of the Company’s common stock valued at $45,000 based on the stock market price of the shares at the contract date, and 700,000 options valued at $105,000 using the Black-Scholes option-pricing model to purchase the Company’s common shares. The value of the common stock and options issued on the date of the transaction were recorded as a deferred charge and were amortized to operating expense over the life of the agreement.

In June 2007, the Company entered into a three year contract with a third party for internet public investor relations services valued at $210,000. The fee was paid in the form of 300,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and $105,000 was amortized to operating expense during the year ended December 31, 2008. At December 31, 2008, the remaining deferred consulting fees totaled $99,167.

In June 2007, the Company entered into a ninety day contract with a third party for public investor relations services valued at $10,500. The fee was paid in the form of 15,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and was amortized to operating expense over the life of the agreement. During the year ended December 31, 2008, $7,000 was amortized to expense.

In June 2007, the Company entered into a six month contract with a third party for corporate consulting and marketing services valued at $52,500. The fee was paid in the form of 75,000 shares of the Company’s common stock based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and was amortized to operating expense over the life of the agreement. During the year ended December 31, 2008 $43,750 were amortized to expense.

Issuance Of Stock For Services Valued in accordance with the EITF 96-18

In May 2007, the Company issued 100,000 shares of common stock valued at $70,000 to a third party for public investor relations services under a one year contract. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction as a deferred charge and is amortized to operating expense over the life of the agreement. In accordance with the EITF 96-18, the value of the services are not readily determinable and the fair value of the equity instruments is more reliably measurable. Under this arrangement, the performance criteria required for a measurement date is not reached until the service period has been completed. As a result, the Company is required to re-measure the consideration at each reporting date based on its then current stock value. During the year ended December 31, 2008 and 2007, the Company recorded net decreases to the fair values of such equity based compensation arrangements of approximately $48,000 and $12,000, respectively. The consulting fees under this contract were amortized to expense, and $13,750 and (3,750) were recorded during 2008 and 2007, respectively.

In February 2007, the Company issued 150,000 shares of common stock valued at $60,000 (based on the market price of the shares on the date the services were completed in accordance with EITF 96-18) to a third party for investor for marketing services under a one month contract. The fee was recorded as public company expense in the first quarter of 2007 in the consolidated statements of operations.

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

In December 2006, the Company issued 150,000 shares of common stock valued at $28,500 (based on the market price of the shares on the date of grant) to a third party for public relations consulting services.  In accordance with EITF 96-18, the Company revalued the transaction at December 31, 2006 and 2007, and adjusted the fees to $31,500, and $34,500, respectively. The additional $3,000 yearly difference was recorded as deferred consulting fees and was being amortized over the remaining term of the contract.

Other Issuances

In March 2006, the Company issued 150,000 warrants valued at $127,500 (estimated using a Black-Scholes option pricing model on the dates of grant) to a third party for consulting services under an agreement to write an Executive Informational Overview and 4 quarterly updates. The Company recorded the fair value of the common stock totaling $127,500 as deferred consulting fees and amortized such amount over the twelve month term of the agreement. In accordance with the EITF 96-18, the Company performed a recalculation of the deferred consulting fees based on the December 31, 2006 and 2007 fair value stock price, and adjusted the fees to $31,500, and $64,500, respectively. The $96,000 difference was recorded as a decrease in 2006 deferred consulting fees.  The $33,000 difference was recorded as an increase in 2007 deferred consulting fees.

STOCK OPTIONS

Under the terms of the Company's Incentive Stock Option Plan ("ISOP"), options to purchase an aggregate of 5,000,000 shares of common stock may be issued to key employees, as defined. The exercise price of any option may not be less than the fair market value of the shares on the date of grant. No options granted may be exercisable more than 10 years after the date of grant.

Under the terms of the Company's Incentive Stock Option Plan ("ISOP"), on October 8, 2008, the Company granted 1,300,000 incentive stock options to its key employees under the Company’s ISOP. The options have an exercise price of $0.075 to $0.0825, vest 50% on December 31, 2008, and 50% on April 8, 2009, and expire on April 6, 2010.

SFAS No. 123-R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. The exercise price of options is generally equal to the market price of the Company's common stock (defined as the closing price as quoted on the Over-the-Counter Bulletin Board administered by Nasdaq) on the date of grant.  Accordingly, $70,000 of share-based compensation will be recognized in the financial statements based on vesting periods, as follows: $35,000 for the year ended December 31, 2008, and $35,000 for the year ending December 31, 2009(See Note 1).

On November 13, 2006, the Company granted 2,000,000 options to key employees.

During the year ended December 31, 2007, the Company granted 800,000 options related to consulting services.

At December 31, 2008, the Company had 900,000 options available for future issuance under their equity compensation plans.

Under the terms of the Company's non-statutory stock option plan ("NSSO"), options to purchase an aggregate of 1,350,000 shares of common stock may be issued to non-employees for services rendered. These options are non-assignable and non-transferable, are exercisable over a five-year period from the date of grant, and vest on the date of grant.

The following is a status of the stock options outstanding at December 31, 2008 and 2007 and the changes during the two years then ended:

Options outstanding that have vested and are expected to vest as of December 31, 2008 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term in Years	Value (1)

Vested	3,450,000	$0.17	1.99	$—
Expected to vest(2)	650,000	$0.08	1.26	$—
Total	4,100,000			$—

(1)
These amounts represent the difference between the exercise price and $0.05, the closing market price of the Company's common stock on December 31, 2008 as quoted on the Over-the-Counter Bulletin Board under the symbol "NCNC.OB" for all in-the-money options outstanding.

(2)	The 650,000 options are expected to become fully vested on April 8, 2009 and are valued at $35,014 based on the stock market price of the shares at the contract date.

		Outstanding Options
	Shares		Weighted	Aggregate
	Available	Number of	Average	Intrinsic
	for Grant	Shares	Exercise Price	Value (1)
December 31, 2006	1,750,000	3,250,000	$0.25	$—

Grants*	800,000	800,000	$0.15
Exercises	—	—	—
Cancellations	(100,000)	(100,000)	$1.10

December 31, 2007	1,050,000	3,950,000	$0.20	$79,000
Grants**	1,300,000	1,300,000	$0.08
Exercises	—	—	—
Cancellations	1,150,000	1,150,000	$0.25
December 31, 2008	900,000	4,100,000	$0.15	$—

Options exercisable at:
December 31, 2007		1,250,000	$0.20
December 31, 2008		3,450,000	$0.17

(1) Represents the added value as difference between the exercise price and the closing market price of the Company's common stock at the end of the reporting period (as of December 31, 2006, December 31, 2007 and December 31, 2008, the market price of the Company's common stock was $0.21, $0.22 and $0.05, respectively).
* the options were granted on 12/14/2007, two year term, vesting 1/3 per month for a period of three months, and are not issued under the Company’s approved ISOP.

** the options were granted on 10/08/2008, expire on 4/6/2010, vesting 50% on December 31, 2008, and 50% on April 8, 2009.

The weighted average grant-date fair value of the options granted was $0.05. The fair value of each share-based award is estimated on the grant date using the Black Scholes option-pricing formula. The exercise price on all options are equal to the closing stock price on the date of grant, except for 500,000 options issued to the Chief Executive Officer, which had a 10% premium to the exercise price, per the ERISA rules. Expected volatilities are based on the historical volatility of the Company’s stock price (217%). The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant (1.04%). All of the options granted during the year have an expected term of 1 year.

The following table summarizes information related to stock options outstanding and exercisable at December 31, 2008:

	Options Outstanding
		Weighted
		Average	Weighted,
	Number of	Remaining	Average	Exercisable
	Options	Contractual	Exercise	at December 31,
Exercise Price	Outstanding	Life (Years)	Price	2008

$0.075-0.0825	1,300,000	1.26	$0.08	650,000
$0.15-0.20	2,800,000	2.32	0.19	2,800,000

	4,100,000		$0.15	3,450,000

From time to time, the Company issues warrants to employees and to third parties pursuant to various agreements, which are not approved by the shareholders.  The CAMOFI Warrants and CAMHZN Warrants contain an anti-dilution provision which reduces the exercise price whenever other securities are issued with a lower price.  The anti-dilution feature of the CAMOFI and CAMHZN Warrants lowered the exercise prices and increased the number of shares issuable under the warrants from the price and shares as originally issued.

The following is a status of the warrants outstanding at December 31, 2008 and 2007, and the changes during the two years then ended:

	Outstanding Warrants
		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value (1)
Outstanding and Exercisable at December 31, 2006	12,928,852	$0.24	$—

Increase due to anti-dilution provision of convertible debt	3,098,684	0.15
Grants	—	—
Exercises	—	—
Cancellations/Terminated	(25,000)	$0.65

December 31, 2007	16,002,536	$0.19	$—

Grants	2,450,000	$0.12
Replaced	3,214,286	$0.07
Exercises	—	—
Cancellations/ Terminated	(14,629,998)	$0.15
extinguished and replaced	(1,450,000)	$0.19

Outstanding and Exercisable at December 31, 2008	5,586,824	$0.21	—

(1)
Represents the added value as difference between the exercise price and the closing market price of the Company's common stock at the end of the reporting period (as of December 31, 2006, December 31, 2007 and December 31, 2008, the market price of the Company's common stock was $0.21, $0.22 and $0.05, respectively).

The following table summarizes information related to warrants outstanding and exercisable at December 31, 2008:

	Warrants Outstanding
		Weighted
		Average	Weighted
	Number of	Remaining	Average	Exercisable
	Warrants	Contractual	Exercise	at December 31,
Exercise Price	Outstanding	Life (Years)	Price	2008

$0.60-0.70	1,372,538	1.23	$0.64	1,372,538

$0.07	4,214,286	3.76	0.07	4,214,286

	5,586,824		$0.21

8. EQUITY TRANSACTIONS (continued)

Common Stock, Warrants and Options (continued)

The following table summarizes information related to stock options and warrants outstanding at December 31, 2008:

	Equity Compensation Plan Information
Securities Available Issuance Plans Securities Column(A))	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights (A)	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights (B)	Number Of Remaining For Future Under Equity Compensation (Excluding In (C)
Equity compensation plans approved by security holders	3,300,000	0.15	900,000

Equity compensation plans not approved by security holders	6,386,824	0.20	—

Total	9,686,824	—	900,000

9. EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the years ended December 31, 2008 and 2007:

	2008			2007
	Income		Per Share	Income		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount

Net income	$2,181,392			$(3,825,042)
Less: Preferred stock dividends	(82,550)			(13,925)
Basic income available to common shareholders	$2,098,842	14,696,227	$0.14	$(3,838,967)	12,886,382	$(0.30)

Add: Preferred dividends	82,550			-
Add: Interest on convertible debt	940,439			-
Add: Dilutive impact of convertible preferred stock	-	1,026,676		-	-
Add: Dilutive impact of convertible debt	-	45,500,978		-	-
Add: Dilutive impact of options and warrants	-	877,666		-	-

Diluted income available to common shareholders	$3,121,831	62,101,547	$0.05	$(3,838,967)	12,886,382	$(0.30)

The computation of diluted earnings per share does not assume conversion or exercise of securities that may have an anti-dilutive effect on earnings per share. Convertible preferred stock, convertible debt, stock options and warrants that have not been included in the diluted income per share computation totaled 7,284,064 and 44,312,545 shares of common stock for the years ended December 31, 2008, and 2007, respectively.

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

11. RESTATEMENT

On February 28, 2006, the Company issued a 12% senior convertible promissory note to CAMOFI Master LDC (“2006 CAMOFI Note”). Pursuant to a letter agreement dated June 26, 2008 (the “Letter Agreement”) between New Century Companies, Inc. (the “Company”) and CAMOFI Master LDC (“CAMOFI”), CAMOFI agreed to waive certain penalties and default interest which have been accrued under the transaction documents previously entered into with CAMOFI, including a 12% Senior Secured Convertible Promissory Note due February 20, 2009 in the original principal amount of $3,500,000, Security Agreement, an Amended and Restated Registration Rights Agreement, and a Subsidiary Guaranty. The waiver is subject to the Company’s performance of its obligations under the Letter Agreement and the execution of further documentation to be prepared in connection with the Letter Agreement. Pursuant to the Letter Agreement, the Company issued an amended and restated Note (the “Amended Note”) in the principal amount of $2,950,000 with a new maturity date of August 1, 2010.

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

The original accounting for the 2006 CAMOFI Note failed to appropriately record separate derivative treatment for the conversion option and the warrants issued with the 2006 CAMOFI Note. The requirements of FAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock” were not met and thus the conversion option and the warrants are derivative liabilities and must be accounted for separately and marked-to-market quarterly.

Additionally, the Amended Note was originally treated as a troubled debt restructuring, but upon further review was properly corrected as an extinguishment of debt. EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” requires that an exchange of debt with substantially different terms is an extinguishment of debt and should be accounted for in accordance with paragraph 16 of FAS 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Paragraph 16 permits derecognition of the liability if and only if it has been extinguished if the debtor pays the creditor and is relieved of its obligation or the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Per the Amended 12% Convertible Note Agreement and the Letter Agreement dated June 26, 2008, New Century has been released from its obligation under the original 12% Convertible Note Agreement.

The effect of these changes impacted the balance sheet and the statement of operations from February 2006 through December 31, 2008. The balance sheet effect is due to the recording of the conversion option and warrant liabilities and the statement of operatons effect is due to the gains and losses from the marked-to-market adjustments and an increase in interest expense. Accordingly, the consolidated balance sheets and statements of operations for the periods described in the preceding sentence have  been  retroactively  adjusted  as  summarized  below:

Effect of Correction	As Previously Reported	Adjustment	As Restated

Balance Sheet as of March 31, 2006
Conversion Option Liability	0	4,411,900	4,411,900
Warrant Liability	2,954,765	(194,174)	2,760,591
Accumulated Deficit	7,883,952	2,907,726	10,791,678
Total Stockholders’ Deficit	66,598	2,907,726	2,974,324

Statement of Operations for the three months ended March 31, 2006
Marked-to-Market Gain (Loss)	(764,762)	(1,165,062)	(1,929,824)
Net Income (Loss)	(1,212,380)	(2,907,726)	(4,120,106)
Net Income (Loss) Available to common shareholders	(924,505)	(2,907,726)	(3,832,231)
EPS, Basic and Diluted	(0.09)	(0.26)	(0.35)

Balance Sheet as of June 30,2006
Conversion Option Liability	0	3,131,349	3,131,349
Warrant Liability	2,155,238	(195,909)	1,959,329
Accumulated Deficit	7,579,559	1,625,440	9,204,999
Total Stockholders’ Deficit (Equity)	(334,838)	1,722,483	1,387,645

Statement of Operations for the three months ended June 30, 2006
Marked-to-Market Gain (Loss)	799,524	1,282,286	2,081,810
Net Income (Loss)	346,793	1,282,286	1,629,079
Net Income (Loss) Available to common shareholders	304,793	1,282,286	1,587,079
EPS – Basic	0.03	0.11	0.14
EPS - Diluted	0.02	0.10	0.12

Statement of Operations for the six months ended June 30, 2006
Marked-to-Market Gain (Loss)	34,762	117,224	151,986
Net Income (Loss)	(865,587)	(1,625,440)	(2,491,027)
Net Income (Loss) Available to common shareholders	(620,112)	(1,625,440)	(2,245,552)
EPS – Basic	(0.06)	(0.14)	(0.20)
EPS – Diluted	(0.06)	(0.14)	(0.20)

Balance Sheet as of September 30, 2006
Conversion Option Liability	0	2,814,867	2,814,867
Warrant Liability	1,320,952	440,350	1,761,302
Accumulated Deficit	7,704,934	1,945,217	9,650,151
Total Stockholders’ Deficit (Equity)	(256,440)	2,089,237	1,832,797

Statement of Operations for the three months ended September 30, 2006
Marked-to-Market Gain (Loss)	834,286	(319,777)	514,509
Net Income (Loss)	(125,375)	(319,777)	(445,152)
Net Income (Loss) Available to common shareholders	(125,375)	(319,777)	(445,152)
EPS, Basic and Diluted	(0.01)	(0.03)	(0.04)

Statement of Operations for the nine months ended September 30, 2006
Marked-to-Market Gain (Loss)	869,048	(202,553)	666,495
Net Income (Loss)	(990,962)	(1,945,217)	869,048
Net Income (Loss) Available to common shareholders	(745,487)	(1,945,217)	(2,690,704)
EPS, Basic and Diluted	(0.11)	(0.10)	(0.21)

Balance Sheet as of December 31, 2006

Conversion Option Liability	0	3,282,851	3,282,851
Warrant Liability	486,666	1,567,467	2,054,133
Accumulated Deficit	7,808,116	3,331,740	11,139,856
Total Stockholders’ Deficit (Equity)	(1,163,723)	5,336,978	4,173,255

Statement of Operations for the three months ended December 31, 2006
Interest Expense	802,447	1,742,664	2,545,111
Marked-to-Market Gain (Loss)	625,714	(1,386,523)	(760,809)
Net Income (Loss)	(60,782)	(1,386,523)	(1,447,305)
Net Income (Loss) Available to common shareholders	(103,182)	(1,386,523)	(1,489,705)
EPS, Basic and Diluted	(0.01)	(0.12)	(0.13)

Statement of Operations for the year ended December 31, 2006
Interest Expense	2,363,187	1,742,664	4,105,851
Marked-to-Market Gain (Loss)	1,494,762	(1,589,076)	(94,314)
Net Income (Loss)	(1,051,744)	(3,331,740)	(4,383,484)
Net Income (Loss) Available to common shareholders	(848,669)	(3,331,740)	(4,180,409)
EPS, Basic and Diluted	(0.09)	(0.30)	(0.39)

Effect of Correction	As Previously Reported	Adjustment	As Restated

Balance Sheet as of March 31, 2007
Conversion Option Liability	0	4,752,369	4,752,369
Warrant Liability	0	2,973,625	2,973,625
Accumulated Deficit	7,819,079	5,720,576	13,539,655
Total Stockholders’ Deficit (equity)	(1,492,237)	8,065,471	6,573,234

Statement of Operations for the three months ended March 31, 2007
Marked-to-Market Gain (Loss)	0	(2,389,016)	(2,389,016)
Net Income (Loss)	(10,963)	(2,389,016)	(2,399,979)
Net Income (Loss) Available to common shareholders	(10,963)	(2,389,016)	(2,399,979)
EPS, Basic and Diluted	0.00	(0.20)	(0.20)

Balance Sheet as of June 30,2007
Conversion Option Liability	0	11,525,628	11,525,628
Warrant Liability	0	7,211,749	7,211,749
Accumulated Deficit	8,316,657	16,732,139	25,048,796
Total Stockholders’ Deficit (Equity)	(1,545,317)	19,627,512	18,082,195

Statement of Operations for the three months ended June 30, 2007
Marked-to-Market Gain (Loss)	0	(11,011,383)	(11,011,383)
Net Income (Loss)	(524,928)	(11,011,383)	(11,536,311)
Net Income (Loss) Available to common shareholders	(497,578)	(11,011,383)	(11,508,961)
EPS – Basic and Diluted	(0.04)	(0.87)	(0.91)

Statement of Operations for the six months ended June 30, 2007
Marked-to-Market Gain (Loss)	0	(13,400,399)	(13,400,399)
Net Income (Loss)	(535,891)	(13,400,399)	(13,936,290)
Net Income (Loss) Available to common shareholders	(508,541)	(13,400,399)	(13,908,940)
EPS – Basic and Diluted	(0.06)	(1.07)	(1.13)

Balance Sheet as of September 30, 2007
Conversion Option Liability	0	5,049,714	5,049,714
Warrant Liability	0	3,159,678	3,159,678
Accumulated Deficit	9,243,040	7,597,661	16,840,701
Total Stockholders’ Deficit (Equity)	(746,915)	9,200,158	8,453,243

Statement of Operations for the three months ended September 30, 2007
Marked-to-Market Gain (Loss)	0	10,527,985	10,527,985
Net Income (Loss)	(926,383)	10,527,985	9,601,602
Net Income (Loss) Available to common shareholders	(899,033)	10,527,985	9,628,952
EPS – Basic	(0.07)	0.79	0.72
EPS – Diluted	(0.07)	0.30	0.23

Statement of Operations for the nine months ended September 30, 2007
Marked-to-Market Gain (Loss)	0	(2,872,414)	(2,872,414)
Net Income (Loss)	(1,462,274)	(2,872,414)	(4,334,688)
Net Income (Loss) Available to common shareholders	(1,434,924)	(2,845,064)	(4,279,988)
EPS – Basic	(0.11)	(0.23)	(0.34)
EPS – Diluted	(0.11)	(0.23)	(0.34)

Balance Sheet as of December 31, 2007
Conversion Option Liability	0	3,537,826	3,537,826
Warrant Liability	0	2,213,668	2,213,668
Accumulated Deficit	11,232,567	3,746,456	14,979,023
Total Stockholders’ Deficit (Equity)	1,134,026	5,751,494	6,885,520

Statement of Operations for the three months ended December 31, 2007
Marked-to-Market Gain (Loss)	0	2,457,898	2,457,898
Net Income (Loss)	(1,948,252)	2,457,898	509,646
Net Income (Loss) Available to common shareholders	(1,989,527)	2,457,898	468,371
EPS – Basic	(0.15)	0.19	0.04
EPS – Diluted	(0.15)	0.17	0.02

Effect of Correction	As Previously Reported	Adjustment	As Restated

Statement of Operations for the year ended December 31, 2007

Marked-to-Market Gain (Loss)	0	(414,516)	(414,516)
Net Income (Loss)	(3,410,526)	(414,516)	(3,825,042)
Net Income (Loss) Available to common shareholders	(3,424,451)	(414,516)	(3,838,967)
EPS, Basic and Diluted	(0.27)	(0.03)	(0.30)

Balance Sheet as of March 31, 2008
Conversion Option Liability	0	2,737,709	2,737,709
Warrant Liability	0	1,713,023	1,713,023
Accumulated Deficit	12,207,494	2,445,694	14,653,188
Total Stockholders’ Deficit (equity)	1,908,610	4,651,075	6,559,685

Statement of Operations for the three months ended March 31, 2008
Marked-to-Market Gain (Loss)	0	1,300,762	1,300,762
Net Income (Loss)	(974,927)	1,300,762	325,835
Net Income (Loss) Available to common shareholders	(974,927)	1,300,762	325,835
EPS - Basic	(0.07)	0.09	0.02
EPS - Diluted	(0.07)	0.08	0.01

Balance Sheet as of June 30,2008
Conversion Option Liability	0	3,021,989	3,021,989
Warrant Liability	0	186,916	186,916
Accumulated Deficit	13,098,072	1,203,869	14,301,941
Total Stockholders’ Deficit (Equity)	3,022,952	3,185,486	6,208,438

Statement of Operations for the three months ended June 30, 2008
Marked-to-Market Gain (Loss)	0	(515,057)	(515,057)
Net Income (Loss)	(849,305)	1,241,827	392,522
Net Income (Loss) Available to common shareholders	(890,580)	1,241,827	351,247
EPS – Basic	(0.06)	0.08	0.02
EPS – Diluted	(0.06)	0.08	0.02

Statement of Operations for the six months ended June 30, 2008
Marked-to-Market Gain (Loss)	0	785,705	785,705
Net Income (Loss)	(1,824,232)	2,542,589	718,357
Net Income (Loss) Available to common shareholders	(1,865,507)	2,542,589	677,082
EPS – Basic	(0.13)	0.18	0.05
EPS – Diluted	(0.13)	0.18	0.05

Balance Sheet as of September 30, 2008
Conversion Option Liability	0	4,032,781	4,032,781
Warrant Liability	0	310,389	310,389
Convertible Note Payable	543,390	(348,758)	194,632
Accumulated Deficit	13,860,275	1,697,812	15,558,087
Total Stockholders’ Deficit (Equity)	3,604,689	3,859,895	7,464,584

Statement of Operations for the three months ended September 30, 2008
Marked-to-Market Gain (Loss)	0	(753,802)	(753,802)
Interest Expense	57,387	31,705	89,092
Net Income (Loss)	(762,203)	(785,507)	(1,547,710)
Net Income (Loss) Available to common shareholders	(803,478)	(785,507)	(1,588,985)
EPS – Basic and Diluted	(0.05)	(0.05)	(0.10)

Statement of Operations for the nine months ended September 30, 2008
Marked-to-Market Gain (Loss)	0	260,838	260,838
Interest Expense	1,041,538	79,263	1,120,801
Net Income (Loss)	(2,586,435)	2,096,985	(489,450)
Net Income (Loss) Available to common shareholders	(2,627,710)	2,096,985	(530,725)
EPS – Basic and Diluted	(0.18)	0.14	(0.04)

Leases

The Company leases its office and warehouse facility under a non-cancelable operating lease agreement.  The lease requires monthly lease payments of $36,000. The lease expires on March 31, 2018.  Pursuant to the lease, the Company incurred a brokerage fee of approximately $72,500. This cost has been deferred and amortized over the term of the lease. During the year ended December 31, 2008, the Company amortized approximately $5,400 to rent expense. At December 31, 2008, the unamortized portion of deferred brokerage fees for the lease is approximately $67,100.

As of September 19, 2008, the Company entered into an Amendment to its lease, at a cost of  $50,000.  This cost has been deferred and is being amortized over the term of the lease. During the year ended December 31, 2008, the Company amortized approximately $3,800 to rent expense. At December 31, 2008, the unamortized portion of the Amendment fee is approximately $46,200.

Rental expense for operating leases approximated $464,000 and $450,000 for the years ended December 31, 2008 and 2007, respectively, which are included in selling, general and administrative in the accompanying consolidated of operations.

At December 31, 2008, the future minimum payment related to the above lease for the years ending December 31:

2009	432,000

2010	432,000

2011	432,000

2012	432,000

2013	432,000

Thereafter	2,160,000

4,320,000

Legal

From time to time, the Company may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental to the normal operations of the business.  The Company is currently involved in  a litigation with one of its consultant for fees in amount of $30,000. The management is contesting the validity of this claim, while at the same time is seeking an economic resolution. Discussion are ongoing and management hopes will lead to a resolution of the claim.

Backlog (Unaudited)

The following schedule approximates a reconciliation of the backlog representing signed contracts:

Balance, January 1, 2007	$3,595,000
New contracts, January 1, 2007 through December 31, 2007	8,151,000
11,746,000
Less, contract revenue earned – January 1, 2007 through December 31, 2007	(6,990,000)

Balance December 31, 2007	$4,756,000

Balance, January 1, 2008	$4,756,000
New contracts, January 1, 2008 through December 31, 2008	6,119,000
10,875,000
Less, contract revenue earned – January 1, 2008 through December 31, 2008	(4,822,000)

Balance December 31, 2008	$6,053,000