Form 10-Q
period 2009-03-31
NEW CENTURY COMPANIES INC
filed 2009-05-20
CIK 318716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission file number: 000-09459

NEW CENTURY COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	061034587
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9835 Romandel Ave.
Santa Fe Springs, CA 90670
 (Address of principal executive offices)

(562) 906-8455
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 18, 2009, the Company had 15,344,654 shares of common stock, $0.10 par value, issued and outstanding.

NEW CENTURY COMPANIES, INC.

INDEX

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

Part I - Financial Information

ITEM 1.  FINANCIAL STATEMENTS

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008

	(Unaudited)
	March 31,	December 31,
	2009	2008
ASSETS

Current Assets
Cash	$268,082	$31,889
Contract receivables, net	334,391	237,787
Inventories, net	412,889	564,022
Costs and estimated earnings in excess of billings on uncompleted contracts	15,551	416,664
Deferred financing costs	262,183	252,305
Prepaid expenses and other current assets	165,933	168,668

Total current assets	1,459,029	1,671,335

Property and Equipment, net	172,877	186,906
Deferred Financing Costs, net	173,803	233,702

Total Assets	$1,805,709	$2,091,943

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank Overdraft	$32,152	$15,329
Accounts payable and accrued liabilities	1,625,005	1,417,464
Dividends payable	459,275	459,275
Billings in excess of costs and estimated earnings on uncompleted contracts	823,478	1,388,348
Capital lease obligation, net of current portion	28,542	27,874
Derivative liability	4,885,000	1,975,298
CAMOFI Convertible note payable, net of discount of $1,756,611 at March 31, 2009 and
$2,089,443 at December 31, 2008, respectively	1,070,669	737,838
CAMHZN Convertible note payable, net of discount of $294,812 at March 31, 2009 and
$350,090 at December 31, 2008, respectively	455,188	399,910
CAMOFI Convertible Note, net of discount of $248,439	452,761	-
CAMHZN Convertible Note, net of discount of $61,577	112,223	-

Total current liabilities	9,912,229	6,414,272

Long Term Liabilities
Capital lease obligation, long term portion	2,482	9,804

Total liabilities	9,914,711	6,424,076

Commitments and Contingencies

Stockholders' Equity
Cumulative, convertible, Series B preferred stock, $1 par value,
15,000,000 shares authorized, no shares issued and outstanding
(liquidation preference of $25 per share)	-	-
Cumulative, convertible, Series C preferred stock, $1 par value,
75,000 shares authorized, 26,880 shares issued and outstanding
(liquidation preference of $910,000)	26,880	26,880
Cumulative, convertible, Series D preferred stock, $25 par value,
75,000 shares authorized, 11,640 shares issued and outstanding
(liquidation preference of $416,000)	291,000	291,000
Common stock, $0.10 par value, 50,000,000 shares authorized;
15,344,654 shares issued and outstanding
at March 31, 2009 and December 31, 2008	1,534,466	1,534,466
Notes receivable from stockholders	(564,928)	(564,928)
Deferred equity compensation	(81,667)	(101,667)
Additional paid-in capital	7,355,007	7,355,007
Accumulated deficit	(16,701,824)	(12,879,955)

Total stockholders' equity	(8,141,066)	(4,339,197)

Total Liabilities and Stockholders' equity	$1,805,709	$2,091,943
	-	-

See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

		As Restated
	2009	2008

CONTRACT REVENUES	$1,298,458	$1,526,602

COST OF SALES	1,365,543	1,308,479

GROSS PROFIT	(67,085)	218,123

OPERATING EXPENSES
Consulting and other compensation	62,615	271,384
Salaries and related	153,087	53,496
Selling, general and administrative	268,271	438,029
TOTAL OPERATING EXPENSES	483,973	762,909

OPERATING (LOSS)	(551,058)	(544,786)

OTHER INCOME (EXPENSES)
Gain on writeoff of accounts payable	5,681	56,628
(Loss) / gain on derivative liabilities	(2,738,436)	1,300,762
Interest expense	(490,498)	(486,769)

TOTAL OTHER INCOME (EXPENSES)	(3,270,811)	870,621

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES	(3,821,869)	325,835

PROVISION FOR INCOME TAXES	-	-

NET INCOME ( LOSS)	$(3,821,869)	$325,835

NET INCOME (LOSS) APPLICABLE
TO COMMON STOCKHOLDERS	$(3,821,869)	$325,835

Basic net income (loss) available to
common stockholders per common share	$(0.25)	$0.02

Diluted net income (loss) available to
common stockholders per common share	(0.25)	$0.01

Basic weighted average common
shares outstanding	15,344,654	14,033,089

Diluted weighted average common
shares outstanding	15,344,654	41,981,711

 See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

		As Restated
	2009	2008

Cash flows from operating activities:
Net loss	$(3,821,869)	$325,835
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization of property and equipment	14,029	20,757
Bad debt expense (recovery)	-	-
Gain on write off of accounts payable	(5,681)	-
Gain on forgiveness of debt	-	(2,872,133)
Amortization of deferred financing cost	80,021	89,574
Amortization of stock-based consulting fees	20,000	125,345
and employee compensation
Amortization of debt discount	339,160	251,894
Estmated fair market value of common stock issued for services	-	75,000
(Gain) loss on valuation of liabilities	2,738,436	(1,300,962)

Changes in operating assets and liabilities:
Contracts receivable	(96,604)	(60,178)
Inventories	151,133	170,900
Costs and estimated earnings in excess of billings on uncompleted contracts	401,113	(22,635)
Prepaid expenses and other current assets	2,735	(222,867)
Accounts payable and accrued liabilities	238,419	(151,182)
Billings in excess of costs and estimated earnings on uncompleted contracts	(564,870)	410,089

Net cash (used in) provided by operating activities	(564,870)	(288,432)

Cash flows from investing activities:
Purchases of property and equipment	-	-

Bank overdraft	16,823	12,899
Proceeds from issuance of convertible notes payable	730,000	-
Principal payments on notes payable and capital lease	(6,652)	(6,196)

Net cash provided by (used in) financing activities	740,171	448,052

Net (decrease) increase in cash	236,193	(281,729)

Cash at beginning of period	31,889	281,729

Cash at end of period	$268,082	$0

Derivative Liability from new Camhzn note	39,997
Derivative Liability from new Camofi note	161,289

 See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (As Restated)

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

Basis Of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the Company's financial position as of March 31, 2009, and the results of operations and cash flows for the interim periods presented, have been made.  Such adjustments consist only of normal recurring adjustments.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for the full year ending December 31, 2009. Amounts related to disclosure of December 31, 2008 balances within these interim condensed consolidated financial statements were derived from the audited 2008 consolidated financial statements and notes thereto.

The statement of operations and statement of cash flows for the three months ended March 31, 2008 included herein were restated to reflect the effect of changes to the original accounting for the 12% CAMOFI Note issued in February 2006.  The original accounting did not record the separate derivative liability for the conversion option and warrants in accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock.”  For additional information regarding the restatement, see Note 6 of the condensed consolidated financial statements on Form 10-Q for the three months ended March 31, 2009 included herein and see Note 11 to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Reclassifications

The Company has reclassified the presentation of current prior-year information to conform to the current presentation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2009, the Company has an accumulated deficit of approximately $16,701,824, had recurring losses, a working capital deficit of approximately $8,485,264, and was also in default on two of its convertible notes. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales along with renegotiated or new debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2009. Therefore, the Company will be required to seek additional funds to finance its long-term operations.  The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Inventories represent cost of work in process on units not yet under contract. Cost includes all direct material and labor, machinery, subcontractors and allocations of indirect overhead. The Company had inventory reserves approximating $577,000 and $533,000 at March 31, 2009, and December 31, 2008, respectively.

	Inventory cost (thousands)	Direct Labor (thousands)	Direct Material (thousands)	Subcontractors (thousands)	Allocation of Indirect Overhead (thousands)
03/31/09	$990	$66	$523	$47	$354
12/31/2008	$1,097	$107	$568	$45	$377

Revenue Recognition

The Company's revenues consist primarily of contracts with customers. The Company uses the percentage-of-completion method of accounting to account for long-term contracts pursuant to Statements of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, and, therefore, takes into account the cost, estimated earnings and revenue to date on fixed-fee contracts not yet completed. The percentage-of-completion method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.  The Company recognizes revenue on contracts.

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

In accordance with Statements of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of an estimate for markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience, current industry trends and estimated costs. As of March 31, 2009, the Company estimated the markdowns, price concessions and warranty costs and concluded amounts are immaterial and did not record any adjustment to revenues.

Basic And Diluted Loss Per Common Share

Basic net earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for each respective period.

Common stock equivalents, representing convertible Preferred Stock, convertible debt, options and warrants totaling approximately 53,887,000 at March 31, 2009 are not included in the diluted loss per share as they would be anti-dilutive. Common stock equivalents, representing convertible Preferred Stock, convertible debt, options and warrants totaling approximately 41,982,000 are included in the diluted loss per share at March 31, 2008.

Stock Based Compensation
Effective January 1, 2006, we adopted the fair value method of accounting for employee stock compensation cost pursuant to SFAS No. 123(R), “Share-Based Payments”. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.  Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.  The Company had no equity incentive awards granted prior to January 1, 2006 that were not yet vested. For the three months ended March 31, 2009 and 2008, no share-based compensation expense was recognized in the accompanying condensed consolidated statements of operations.

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

There are no share-based compensation resulting from the application of SFAS No. 123-R to options granted outside of the Company's Stock Option Plan for the three months ended March 31, 2009 and 2008. Share-based compensation recognized as a result of the adoption of SFAS No. 123-R use the Black Scholes option pricing model for estimating fair value of options granted.

In accordance with SFAS No. 123-R, the Company’s policy is to adjust share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after December 31, 2007 is recognized in the period the forfeiture estimate is changed.

At March 31, 2009, the Company estimated (using the Black Scholes pricing model) the fair value of options granted and no variance has been found. Therefore, the effect of forfeiture adjustments at the period ended March 31, 2009 was not applicable.

Options outstanding that have vested and are expected to vest as of March 31, 2009 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term in Years	Value (1)

Vested	3,450,000	$0.17	1.74	$—
Expected to vest (2)	650,000	$0.08	0.16	$—
Total	4,100,000			$—

(1)
Represents the added value as difference between the exercise price and the closing market price of the Company's common stock at the end of the reporting period (as of March 31, 2009 and December 31, 2008, the market price of the Company's common stock was $0.08 and $0.05, respectively).

(2)           The 650,000 options become fully vested on April 8, 2009 and are valued at $35,014 based on the stock market price of the shares at the contract date.

The Company’s policy for options outstanding that are expected to vest are net of estimated future forfeitures in accordance with the provisions of SFAS No. 123-R, which are estimated when compensation costs are recognized. Additional information with respect to stock option activity is as follows:

		Outstanding Options
	Shares		Weighted	Aggregate
	Available	Number of	Average	Intrinsic
	for Grant	Shares	Exercise Price	Value (1)
December 31, 2008	900,000	4,100,000	$0.15	$—
Grants	—	—	—
Exercises	—	—	—
Cancellations	—	—	—
March 31, 2009	900,000	4,100,000	$0.15	$—

Options exercisable at:
March 31, 2009		3,450,000	$0.17
December 31, 2008		3,450,000	$0.17

(1)           Represents the added value as difference between the exercise price and the closing market price of the Company's common stock at the end of the reporting period (as of March 31, 2009 and December 31, 2008, the market price of the Company's common stock was $0.08 and $0.05, respectively).

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

The following table summarizes information related to stock options outstanding and exercisable at March 31, 2009:

Exercise Price	Number of Option outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable at March 31, 2009 (1)
$ 0.075-0.0825	1,300,000	0.40	$0.08	650,000

$ 0.15-0.20	2,800,000	0.19	$0.19	2,800,000

	4,100,000		$0.15	3,450,000

(1)	650,000 options become fully vested on April 8, 2009 and are valued at $35,014 based on the stock market price of the shares at the contract date.

From time to time, the Company issues warrants to employees and to third parties pursuant to various agreements, which are not approved by the shareholders.

The following is a status of the warrants outstanding at March 31, 2009 and December 31, 2008:

Outstanding Warrants
		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value (1)

December 31, 2008	5,586,824	$0.21	$—

Grants	—	—
Replaced	—	—
Exercises	—	—
Cancellations/ Terminated	—	—

Outstanding and Exercisable at
March 31, 2009	5,586,824	$0.21	—

1) Represents the added value as difference between the exercise price and the closing market price of the Company's common stock at the end of the reporting period (as of March 31, 2009 and December 31, 2008, the market price of the Company's common stock was $0.08 and $0.05, respectively).

The following table summarizes information related to warrants outstanding and exercisable at December 31, 2009:

Exercise Price	Number of Warrants outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable at March 31, 2009
$ 0.60-0.70	1,372,538	0.84	$0.64	1,372,538

$ 0.07	4,214,286	3.76	$0.07	4,214,286

	5,586,824		$0.21	5,586,824

Deferred Financing Costs

Direct costs of securing debt financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. During the three months ended March 31, 2009 and 2008, the Company amortized approximately $80,000 and $90,000, respectively, to interest expense.

Income Taxes

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109") on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Company's beginning tax positions.  The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized.  As of March 31, 2009, the Company did not have any unrecognized tax benefits. The Company files a Consolidated Federal income tax return in the U.S. The Company files a separate income tax return in the State of California. The Company is no longer subject to U.S. Federal tax examinations for the years before 2005, and to the State of California for the years before 2004.

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

Significant Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”)  issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations beginning the first annual reporting period on or after December 15, 2008. Therefore, the Company expects to adopt SFAS 141R for any business combinations entered into beginning in 2009.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB Staff Position (“FSP”) 107-1 (“FSP 107-1”) amended SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amended Accounting Principals Board (“APB”) Opinion No. 28, “Interim financial Reporting” to require disclosures in summarized financial information at interim reporting periods. FSP 107-1 becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 if a company also elects to FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly”, and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Management is evaluating the impact this FSP will have on the Company’s financial statement disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force, or “EITF”), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

2. CONTRACTS IN PROGRESS

Contracts in progress which include completed contracts not completely billed approximate the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Cumulative costs to date	$2,029,000	$6,756,000
Cumulative gross profit to date	1,327,000	5,768,000

Cumulative revenue earned	3,356,000	12,524,000
Less progress billings to date	(4,081,000)	(13,495,000)

Net under billings	$(725,000)	$(971,000)

The following approximate amounts are included in the accompanying condensed consolidated balance sheets under these captions:

	March 31, 2009	December 31, 2008

Costs and estimated earnings in excess of billings on uncompleted contracts	$16,000	$417,000

Billings in excess of costs and estimated earnings on uncompleted contracts	(741,000)	(1,388,000)

Net under billings	$(725,000)	$(971,000)

3. CONVERTIBLE DEBT

CAMOFI AND CAMHZN 12% AND 15% Senior Secured Convertible Debt

The Company’s convertible debt financing, Amended 12% CAMOFI Convertible Note (“Amended 12% CAMOFI Note) and 15% CAMHZN Convertible Note (“15% CAMHZN Note”), are in default.  The last monthly contractual payment on the CAMOFI note was made in October 2008 and no payments have made on the CAMHZN Note which were scheduled to begin on September 1, 2008.  The Convertible Notes aggregate to $3,784,271 principal and interest.  As of March 31, 2009 and December 31, 2008, the principal balances, accrued interest and the debt discounts are presented in the Convertible Debt Table, bellow.

	March 31, 2009			December 31, 2008
CONV NOTES	CAMOFI		CAMHZN	CAMOFI	CAMHZN
Principal		$2,827,281	$750,000	$2,827,281	$750,000
Discount related to warrants liability		$(100,355)	$(41,170)	$(119,369)	$(48,890)
Discount related to convertible option liability		$(1,605,749)		$(1,909,996)
Discount related to stock issued with notes		$(50,508)		$(60,078)
Notes presented net of debt discounts	$	z1,070,669	$708,830	$737,838	$701,110

Accrued Interest		$141,364	$65,626	$56,546	$37,500

During the three months ended March 31, 2009 and 2008, the Company amortized debt discounts of approximately $333,000 and $252,000, respectively, to interest expense related to the 12% and 15% Convertible Notes.

The Convertible Debt and Warrant Agreements include an anti-dilution feature and a buy-in clause which cause the embedded conversion option and the warrants to be treated as derivative liabilities. which are fair valued on a quarterly basis and the resulting change in fair value of the derivative liabilities are recorded as a gain or loss upon valuation in the statement of operations.

In connection with the Amended 12% CAMOFI Note, the Company issued 725,000 five year warrants with an exercise price of $0.10 and 725,000 five year warrants with an exercise price of $0.20.  Due to the anti-dilution feature in the warrant agreements, the warrants have a reduced exercise price of $.07 and adjusted total warrants of 3,214,286 at March 31, 2009 and December 31, 2008.  As of March 31, 2009 and December 31, 2008, the fair value of the warrant derivative liability was determined to be $257,143 and 119,369 respectively.  A loss upon valuation of $105,743 was recorded for the three months ended March 31, 2009.

In connection with the 15% CAMHZN Note, the Company issued 1,000,000 seven year warrants with an exercise price of $.07.  As of March 31, 2008 and December 31, 2008, the fair value of the warrant derivative liability was determined to be $80,000 and 50,000 respectively. A loss upon valuation of $30,000 was recorded for the three months ended March 31, 2009.

The Amended 12% CAMOFI and 15% CAMHZN Notes are both convertible into shares of common stock at a conversion price of $0.07. At March 31, 2009 and December 31, 2008, the aggregate fair value of the conversion option derivative liabilities was $3,330,977 and 1,515,634, respectively. A loss upon valuation of $1,815,343 was recorded for the three months ended March 31, 2009.

During the three months ended March 31, 2008, the Company recorded a loss upon valuation of 1,921,086 in connection with the change in fair values of the warrant and conversion option derivative liabilities related to the 12% CAMOFI Note.

CAMOFI AND CAMHZN Senior Secured Convertible Debt 83.42857% of face amount.

On February 18, 2009, the Company entered into an agreement with CAMOFI Master LDC for the issuance of a Senior Secured Convertible Note for $701,200, maturing on August 18, 2009. The Note can be converted at $0.07 per share at any time during the term of the convertible note. The Note was issued at a discount of 83.42857% of the face amount. The note is secured by all of the assets of the Company.

On February 18, 2009, New Century Companies, Inc. (the “Company”) entered into an agreement with CAMHZN Master LDC for the issuance of a Senior Secured Convertible Note for $173,800 maturing on August 18, 2009. The Note can be converted at $0.07 per share at any time during the term of the convertible note. The Note was issued at a discount of 83.42857% of the face amount.

The Notes are convertible into shares of common stock with a conversion price of $0.07. Per FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, the conversion option is a derivative liability. The Company recorded at issuance a $161,289 derivative liability for the CAMOFI Note, and a $39,977 derivative liability for the CAMHZN Note. The conversion option liability is revalued each quarter. At March 31, 2009 the fair value was $632,931 for the CAMOFI Note, and $156,879 for CAMHZN Note and a loss of $471,643 for the CAMOFI Note and $116,902 for the CAMHZN Note was recorded from the increase in the fair values of these derivative liabilities.

The Company recorded at issuance a $116,200 discount on the CAMOFI Note and a $28,800 discount on the CAMHZN Note for the difference between the face amount of the notes and the proceeds received. In addition, the discounts resulting from the conversion options of $161,289 on the CAMOFI Note and $39,977 on the CAMHZN Note are amortized into interest expense ratably over the life of the Notes. As of March 31, 2009, the Company recorded amortization expense on the debt discounts of $29,050 on the CAMOFI Note and $7,200 on the CAMHZN Note.

4. EQUITY TRANSACTIONS

Equity Compensation

In February 2008, the Company entered into a year contract with a third party for public relations services valued at $30,000. The fee was paid in the form of 150,000 shares of the Company’s common stock based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and is amortized to operating expense over the life of the agreement. Consulting fees under this contract of $2,500 and $5,000 were amortized to expense during the quarter ended March 31, 2009 and March 31, 2008, respectively. As of March 31, 2009 the balance of deferred consulting fees was fully amortized.

In February 2008, the Company entered into a three month contract with a third party for public relations services valued at $20,000. The fee was paid in the form of 100,000 shares of the Company’s common stock based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and is amortized to operating expense over the life of the agreement. Consulting fees under this contract were amortized to expense during the year ended December 31, 2008 and at March 31, 2009 the balance of deferred consulting fees was fully amortized.

In March 2008, the Company entered into a one month contract with a third party for public and financial communication services valued at $25,000. The fee was paid in the form of 125,000 shares of the Company’s common stock based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and is amortized to operating expense over the life of the agreement. Consulting fees under this contract  were amortized to expense during the year ended December 31, 2008 and at March 31, 2009 the balance of deferred consulting fees was fully amortized.

In June 2007, the Company entered into a three year contract with a third party for internet public investor relations services valued at $210,000. The fee was paid in the form of 300,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and $17,000 was amortized to operating expense during the quarter ended March 31, 2009. At March 31, 2009 and December 31, 2008, the remaining deferred consulting fees totaled $81,667 and $204,167, respectively.

During the three months ended March 31, 2009 and 2008, the Company amortized approximately $20,000 and $125,000, respectively, of consulting expense related to deferred consulting fees on equity based compensation arrangements discussed above.

As of March 31, 2009 and December 31, 2008, the unamortized portion of consulting fees on such equity based compensation arrangements approximate $82,000 and $102,000, respectively.

Dividends on preferred stock

The preferred shares Series C and preferred shares Series D shares have a mandatory cumulative dividend of $1.25 per share, which is payable on a semi-annual basis in September and December each year to holders of record on November 30 and May 31. The preferred shareholders have certain liquidation preferences and do not have voting rights.

At March 31, 2009 and December 31, 2008, the Company had a total of 26,680 preferred shares Series C and 11,640 preferred shares Series D issued and outstanding. As of March 31, 2009 and December 31, 2008, the Company’s accumulated dividends payable is $459,275. The Company did not declare any dividends during the three months ended March 31, 2009.

5. EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the three months ended March 31, 2009 and 2008:

	2009			2008
	Income		Per Share	Income		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount

Net income	$(3,575,506)			$325,835
Less: Preferred stock dividends	-			-
Basic income available to common shareholders	$(3,575,506)	15,344,654	$(0.23)	$325,835	14,033,089	$0.02

Add: Preferred dividends	-	-		-
Add: Interest on convertible debt	-	-		254,100	-
Add: Dilutive impact of convertible preferred stock	-	-		-	1,026,676
Add: Dilutive impact of convertible debt	-	-		-	23,333,333
Add: Dilutive impact of options and warrants	-	-		-	3,588,614

Diluted income available to common shareholders	$(3,575,506)	15,344,654	$(0.23)	$579,935	41,981,711	$0.01

The computation of diluted earnings per share does not assume conversion or exercise of securities that may have an anti-dilutive effect on earnings per share. Convertible preferred stock, convertible debt, stock options and warrants that have not been included in the diluted income per share computation totaled 59,025,025 and 3,490,792 shares of common stock for the three months ended March 31, 2009, and 2008, respectively.

6. RESTATEMENT

The statement of operations and statement of cash flows for the three months ended March 31, 2008 included herein were restated to reflect the effect of changes to the original accounting for the CAMOFI Note issued in February 2006.  The original accounting did not record the separate derivative for the conversion option and the warrants in accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock”.

The effect of these changes impacted the balance sheet and the statement of operations from February 2006 through December 31, 2008. The balance sheet effect is due to recording the conversion option and warrant liabilities and the effect on the statement of operations is due to the gains and losses from the quarterly fair value adjustments and an increase in interest expense. Accordingly, the statement of operations for the three months ended March 31, 2008 has been restated as summarized below:

Effect of Correction	As Previously Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2009
Conversion Option Liability	0	2,737,709	2,737,709
Warrant Liability	0	1,713,023	1,713,023
Accumulated Deficit	12,207,494	2,418,144	14,625,638
Total Stockholders’ Deficit (equity)	1,908,610	4,899,674	6,808,284
Statement of Operations for the three months ended March 31, 2009
Marked-to-Market Gain (Loss)	0	1,300,762	1,300,762
Net Income (Loss)	(974,927)	1,300,762	325,835
EPS - Basic	(0.07)	0.09	0.02
EPS - Diluted	(0.07)	0.03	0.008

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO MARCH 31, 2008.

     Revenues.  The Company generated revenues of $1,298,458 for the three months ended March 31, 2009, which was a $228,144 or 15% decrease from $1,526,602 for the three  months  ended  March 31,  2008.  The decrease is the result of lower then usual sales and a tighter credit market.

     Gross Profit.  Gross profit for the three  months  ended March 31,  2009,  was $(67,085) or 5% of revenues,  compared to $218,123 or 14% of revenues for the three months ended March 31, 2008, a 131% decrease. The decrease in gross profit is due to certain fixed overhead expenses applied to lower revenues.

     Operating Loss.  Operating loss for the three months ended March 31, 2009, was $551,058 compared to $544,786 for the three months ended March 31, 2008. The increase in loss of $6,272 is primarily due to decreased revenues and lower gross profit on jobs in progress for the quarter ended March 31, 2009.

     Interest Expense and Debt Discount Amortization.  Interest expense for the three months ended March 31, 2009, was $490,498 compared with $486,769 for the three months ended March 31, 2008. The increase of $3,729 in interest expenses is due to additional interest on new convertible loans.

The Company incurred total operating expenses of $483,973 for the three months ended March 31, 2009, which was a $278,936 or 37% decrease from $762,909 for the three months ended March 31, 2008. In the three months ended March 31, 2009, compared with the three months ended March 31, 2008, all the operating expenses increased (decreased) as follow:

Increase/(Decrease) %
Consulting and other compensation	(77)
Salaries and related	186
Selling, general and administrative	(39)

The decrease in consulting and other compensation is due to the reduction in the number of consulting contracts and the expiration of the existing contracts. The increase in salaries and related costs is due to the reclassification of certain costs to compensation and selling, general and administrative expenses decreased due to the increase in public company costs.

Change in Fair Value of Derivative Liabilities. In connection with its convertible notes, the Company recorded conversion options and warrant derivative liabilities. The derivative liabilities are reevaluated each reporting period. For the three months ended March 31, 2009, a $1,815,343 loss from increase in fair value of the conversion option liability and a $105,743 loss from increase in fair value of the warrant liability was recorded on the CAMOFI 12% Convertible Note. Also, there was a $30,000 gain from the increase in fair value associated with the warrants to purchase common stock, granted in connection with the $600,000 convertible debenture.

As of March 31, 2009, there was a $471,643 loss from increase in fair value of the February 2009 CAMOFI conversion option liability and a $116,902 loss from increase in the fair value of the February 2009 CAMHZN conversion option liability.

The decrease in fair value was recorded as a gain in the Company Statement of Operation. (See Note 3 to the condensed consolidated financial statements).

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

The net increase during the three months ended March 31, 2009 was $236,193. The increase is due to $730,000 proceeds from issuance of 730,000 convertible note payable.

 For the three months ended March 31, 2009, the cash provided by financing activities was $719,715, compared with $448,052 in the three months ended March 31, 2008. For the three months ended March 31, 2008, cash was used by operating activities.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $16,701,824, a net loss of approximately $3,821,869, a working capital deficit of approximately $8,485,264 and was also in default on two of its convertible debt. These factors, among others, raises substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales along with renegotiated or new debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2009. Therefore, the Company will be required to seek additional funds to finance its long-term operations.  The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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
Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Inventories represent cost of work in process on units not yet under contract. Cost includes all direct material and labor, machinery, subcontractors and allocations of indirect overhead. The Company had inventory reserves approximating $578,000 and $533,000 at March 31, 2009, and December 31, 2008, respectively.

	Inventory cost (thousands)	Direct Labor (thousands)	Direct Material (thousands)	Subcontractors (thousands)	Allocation of Indirect Overhead (thousands)
03/31/09	$990	$66	$523	$47	$354
12/31/2008	$1,097	$107	$568	$45	$377

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of March 31, 2009 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

Material Weaknesses

(1)   We had not effectively implemented comprehensive entity-level internal controls, as evidenced by the following deficiencies:

   We did not establish an independent Audit Committee who are responsible for the oversight of the financial reporting process, nor was an Audit Committee Charter defined.  At the current time we do not have any independent members of the Board who could comprise this committee.

   We did not establish an adequate Whistle Blower program for  the receipt, retention, and treatment of complaints received by the issuer regarding accounting, internal accounting controls, or auditing matters; and the confidential, anonymous submission by employees of the issuer of concerns regarding questionable accounting or auditing matters to the Audit Committee and Board of Directors.

   We did not have an individual on our Board, nor on the Audit Committee, who meets the “Financial Expert” criteria.

   We did not maintain documentation evidencing quarterly or other meetings between the Board, senior financial managers and our outside general counsel.  Such meetings include reviewing and approving quarterly and annual filings with the Securities and Exchange Commission and reviewing on-going activities to determine if there are any potential audit related issues which may warrant involvement and follow-up action by the Board.

   We did not follow a formal fraud assessment process to identify and design adequate internal controls to mitigate those risks not deemed to be acceptable.

   We did not conduct annual performance reviews or evaluations of our management and staff employees.

(2)   We did not have a sufficient complement of personnel with appropriate training and experience in GAAP, as evidenced by the following deficiencies:

   We do not have a formally trained Chief Financial Officer who is responsible for the oversight of the accounting function.  Currently the CEO is responsible for this function, but has not had formal accounting or auditing experience.

   The Controller is the only individual with technical accounting experience in our company but is limited in the exposure to SEC filings and disclosures and is not a full-time employee of the company.

   We have not consulted with other outside parties with accounting experience to assist us in the SEC filings and disclosures prior to the December 31, 2008 10-K filing during 2009.

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

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

      None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3.     Defaults Upon Senior Securities

Starting October 2008, the Company has been in default with all monthly payments on the 12% CAMOFI and 15% CAMHZN Convertible Note payable. As of March 31, 2009, the Company’s default principal and interest aggregate to $510,000.

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

May 20, 2009	/s/ DAVID DUQUETTE
Name: David Duquette
Title: Chairman, President and Director

May 20, 2009	/s/ JOSEF CZIKMANTORI
Name: Josef Czikmantori
Title: Secretary and Director