Form 10-Q
period 2009-06-30
NEW CENTURY COMPANIES INC
filed 2009-08-14
CIK 318716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 28, 2009, the Company had 15,344,654 shares of common stock, $0.10 par value, issued and outstanding.

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

Part I - Financial Information

ITEM 1.  FINANCIAL STATEMENTS

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2009 and December 31, 2008

	(Unaudited)
	June 30,	December 31,
	2009	2008
ASSETS

Current Assets
Cash	$-	$31,889
Contract receivables, net of allowance of $0 and $24,000 for June 30, 2009 and December 31, 2008, respectively	11,906	237,787
Inventories	422,856	564,022
Costs and estimated earnings in excess of billings on uncompleted contracts	60,790	416,664
Deferred financing costs	283,433	252,305
Prepaid expenses and other current assets	160,182	168,668

Total current assets	939,167	1,671,335

Property and Equipment, net	152,225	186,906
Deferred Financing Costs, net	113,862	233,702

Total Assets	$1,205,254	$2,091,943

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$44,553	$15,329
Accounts payable and accrued liabilities	1,643,751	1,417,464
Dividends payable	500,550	459,275
Billings in excess of costs and estimated earnings on uncompleted contracts	84,402	1,388,348
Capital lease obligation, current portion	24,044	27,874
Derivative liability	4,080,953	1,975,298
CAMOFI Convertible note payable, net of discount of $1,423,780 at June 30, 2009 and $2,089,443 at December 31, 2008, respectively	1,403,501	737,838
CAMHZN Convertible note payable, net of discount of $239,535 at June 30, 2009 and $350,090 at December 31, 2008, respectively	510,465	399,910
CAMOFI Convertible Note, net of discount of $96,039	605,161	-
CAMHZN Convertible Note, net of discount of $23,896	149,904	-

Total current liabilities	9,047,284	6,421,336

Long Term Liabilities
Capital lease obligation, long term portion	-	9,804

Total liabilities	9,047,284	6,431,140

Commitments and Contingencies

Stockholders' Deficit
Cumulative, convertible, Series B preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued and outstanding (liquidation preference of $25 per share)	-	-
Cumulative, convertible, Series C preferred stock, $1 par value, 75,000 shares authorized, 26,880 shares issued and outstanding (liquidation preference of $672,000)	26,880	26,880
Cumulative, convertible, Series D preferred stock, $25 par value, 75,000 shares authorized, 11,640 shares issued and outstanding (liquidation preference of $291,000)	291,000	291,000
Common stock, $0.10 par value, 50,000,000 shares authorized; 15,344,654 shares issued and outstanding at June 30, 2009 and December 31, 2008	1,534,466	1,534,466
Notes receivable from stockholders	(564,928)	(564,928)
Deferred equity compensation	(64,167)	(101,667)
Additional paid-in capital	7,390,021	7,355,007
Accumulated deficit	(16,455,302)	(12,879,955)

Total stockholders' deficit	(7,842,030)	(4,339,197)

Total Liabilities and Stockholders' deficit	$1,205,254	$2,091,943

See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
		As Restated		As Restated
	2009	2008	2009	2008

CONTRACT REVENUES	$1,359,630	$1,434,676	$2,414,332	$2,961,278

COST OF SALES	1,193,730	1,363,614	2,012,623	2,672,093

GROSS PROFIT	165,900	71,062	401,709	289,185

OPERATING EXPENSES
Consulting and other compensation	77,158	73,998	139,773	345,382
Salaries and related	83,409	74,123	236,496	127,619
Selling, general and administrative	135,967	278,441	367,988	716,470
TOTAL OPERATING EXPENSES	296,534	426,562	744,257	1,189,471

OPERATING LOSS	(130,634)	(355,500)	(342,548)	(900,286)

OTHER INCOME (EXPENSES)
Gain on writeoff of accounts payable	-	3,577	5,681	60,205
(Loss) / gain on valuation of derivative liabilities	225,075	1,287,654	(1,575,903)	2,588,416
Interest expense	(952,461)	(497,382)	(1,620,856)	(984,151)

TOTAL OTHER INCOME (EXPENSES)	(727,386)	793,849	(3,191,078)	1,664,470

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(858,020)	438,349	(3,533,626)	764,184

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME ( LOSS)	$(858,020)	$438,349	$(3,533,626)	$764,184

Preferred Stock Dividends	$(41,275)	$(41,275)	$(41,275)	$(41,275)

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(899,295)	$397,074	$(3,574,901)	$722,909

Basic net income (loss) available to common stockholders per common share	$(0.06)	$0.03	$(0.23)	$0.05

Diluted net income (loss) available to common stockholders per common share	$(0.06)	0.01	(0.23)	$0.02

Basic weighted average common shares outstanding	15,344,654	15,344,656	15,344,654	15,344,656

Diluted weighted average common shares outstanding	15,344,654	45,450,838	15,344,654	45,450,838

 See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

		As Restated
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(3,533,626)	$764,184
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization of property and equipment	34,681	41,232
Bad debt expense	-	27,259
Gain on write off of accounts payable	(5,681)	(60,205)
Amortization of deferred financing costs	233,712	180,960
Estimated fair value of options issued to employees	35,014	-
Amortization of stock-based consulting fees and employee compensation	37,500	251,165
Amortization of BCF and debt discount	1,136,035	503,788
(Gain) / loss on valuation of derivatives liabilities	1,575,903	(2,588,416)

Changes in operating assets and liabilities:
Contracts receivable	225,881	20,717
Inventories	141,166	232,377
Costs and estimated earnings in excess of billings on uncompleted contracts	355,874	135,363
Prepaid expenses and other current assets	8,486	(264,416)
Accounts payable and accrued liabilities	281,520	202,406
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,303,946)	241,013

Net cash used in operating activities	(777,481)	(312,573)

Cash flows from financing activities:
Bank overdraft	29,224	47,665
Proceeds from issuance of convertible notes payable, net of financing costs	730,000	-
Principal payments on notes payable and capital lease	(13,632)	-
Deferred financing cost	-	(16,821)

Net cash provided by financing activities	745,592	30,844

Net change in cash	(31,889)	(281,729)

Cash at beginning of period	31,889	281,729

Cash at end of period	$-	$-

Supplemental disclosure of non-cash financing and investing activities:

Accrued cumulative dividends on preferred stock	$41,275	$41,275

Debt discount recorded on convertible notes payable	$479,752	$2,755,107

Stock and warrants Issued for Financing Costs	$-	$102,500

 See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (As Restated)

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

The Company currently sells its services by direct sales and through a network of machinery dealers primarily in the United States. Its customers are generally medium to large sized manufacturing companies in various industries where metal cutting is an integral part of their businesses. The Company grants credit to its customers who are predominately located in the western United States.

The Company trades on the OTC Bulletin Board under the symbol "NCNC."

Principles Of Consolidation

The condensed consolidated financial statements include the accounts of New Century Companies, Inc. and its wholly owned subsidiary, New Century Remanufacturing, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis Of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the Company's financial position as of June 30, 2009, and the results of operations and cash flows for the interim periods presented, have been made.  Such adjustments consist only of normal recurring adjustments.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the full year ending December 31, 2009. Amounts related to disclosure of December 31, 2008 balances within these interim condensed consolidated financial statements were derived from the audited 2008 consolidated financial statements and notes thereto.

Reclassifications

The Company has reclassified the presentation of prior-year information to conform to the current presentation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2009, the Company has an accumulated deficit of approximately $16,455,000, had recurring losses, a working capital deficit of approximately $8,108,000, and was also in default on its convertible notes. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales along with renegotiated or new debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2009. Therefore, the Company will be required to seek additional funds to finance its long-term operations.  The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In response to these problems, management has taken the following actions:
•	The Company continues its aggressive program for selling machines.
•	The Company continues to implement plans to further reduce operating costs.
•	The Company is seeking investment capital through the public and private markets.
•	The Company is seeking strategic acquisition candidates.

The condensed consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Inventories represent cost of work in process on units not yet under contract. Cost includes all direct material and labor, machinery, subcontractors and allocations of indirect overhead.  At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. Among other factors, the Company considers historical demand and forecasted demand in relation to the inventory on hand and market conditions when determining obsolescence and net realizable value. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories.

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

The Company accounts for shipping and handling fees and costs in accordance with EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Shipping and handling fees and costs incurred by the Company are immaterial to the operations of the Company and are included in cost of sales.

In accordance with Statements of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," revenue is recorded net of an estimate for markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience, current industry trends and estimated costs. As of June 30, 2009, the Company estimated the markdowns, price concessions and warranty costs and concluded amounts are immaterial and did not record any adjustment to revenues.

Basic And Diluted Loss Per Common Share

Basic net earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for each respective period.

Common stock equivalents, representing convertible Preferred Stock, convertible debt, options and warrants totaling approximately 74,320,847 shares at June 30, 2009 are not included in the diluted loss per share as they would be anti-dilutive. Common stock equivalents, representing convertible Preferred Stock, convertible debt, options and warrants totaling approximately 30,106,000 are included in the diluted income per share at June 30, 2008.

Stock Based Compensation

Effective January 1, 2006, we adopted the fair value method of accounting for employee stock compensation cost pursuant to SFAS No. 123(R), “Share-Based Payments.” Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.  For the three and six months ended June 30, 2009 and 2008, $35,014 and $0, respectively, of share-based compensation expense was recognized in the accompanying condensed consolidated statements of operations.

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

There is no share-based compensation resulting from the application of SFAS No. 123R to options granted outside of the Company's Stock Option Plan for the three and six months ended June 30, 2009 and 2008. Share-based compensation recognized as a result of the adoption of SFAS No. 123R use the Black Scholes option pricing model for estimating fair value of options granted.

In accordance with SFAS No. 123R, the Company’s policy is to adjust share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience.

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though the model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restriction, which differ significantly from the Company's stock options. The Black-Scholes model also requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of our common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

There were no options granted, exercised or cancelled during the six months ended June 30, 2009.  There are 900,000 shares available for grant at June 30, 2009.

All options outstanding have vested as of June 30, 2009 and are as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term in Years	Value (1)

Vested	4,100,000	$0.15	1.49	$—

(1)
Represents the added value as difference between the exercise price and the closing market price of the Company's common stock at the end of the reporting period (as of June 30, 2009 and December 31, 2008, the market price of the Company's common stock was $0.07 and $0.05, respectively).

 The Company follows SFAS No. 123(R) (as interpreted by EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services") to account for transactions involving services provided by third parties where the Company issues equity instruments as part of the total consideration. Pursuant to paragraph 7 of SFAS No. 123 (R), the Company accounts for such transactions using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company applies EITF Issue No. 96-18 in transactions when the value of the goods and/or services are not readily determinable the fair value of the equity instruments is more reliably measurable and the counterparty receives equity instruments in full or partial settlement of the transactions, using the following methodology:

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

The following table summarizes information related to stock options outstanding and exercisable at June 30, 2009:

Exercise Price	Number of Options outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.075-0.083	1,300,000	0.24	$0.08

$ 0.15-0.20	2,800,000	1.25	$0.19

	4,100,000		$0.15
 From time to time, the Company issues warrants to employees and to third parties pursuant to various agreements, which are not approved by the shareholders.

The following is a status of the warrants outstanding at June 30, 2009 and December 31, 2008:
Outstanding Warrants
		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value (1)

December 31, 2008	5,586,824	$0.21	$—

Grants	—	—
	—	—
Exercises	—	—
Cancellations/ Terminated	—	—

Outstanding and Exercisable at
June 30, 2009	5,586,824	$0.21	—
 (1) Represents the added value as difference between the exercise price and the closing market price of the Company's common stock at the end of the reporting period (as of June 30, 2009 and December 31, 2008, the market price of the Company's common stock was $0.07 and $0.05, respectively).

The following table summarizes information related to warrants outstanding and exercisable at December 31, 2009:

Exercise Price	Number of Warrants outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.60-0.70	1,372,538	0.72	$0.64

$ 0.07	4,214,286	3.39	$0.07

	5,586,824		$0.21

Deferred Financing Costs

Direct costs of securing debt financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense. During the three months ended June 30, 2009 and 2008, the Company amortized approximately $117,000 and $90,000, respectively, to interest expense. During the six months ended June 30, 2009 and 2008, the Company amortized approximately $234,000 and $181,000, respectively, to interest expense.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

				June 30,
	Level 1	Level 2	Level 3	2009

Fair value of derivative liability	—	$—	$4,080,953	$4,080,953

Total	$—	$—	$4,080,953	$4,080,953

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2009.

Accounting for Derivative Instruments

In connection with the issuance of certain convertible notes payable (see Note 3), the notes provided for a conversion into shares of the Company's common stock at a rate which was determined to be variable. The Company determined that the variable conversion feature was an embedded derivative instrument pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the debenture agreements, the Company was required to classify all other non-employee options and warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

During the six months ended June 30, 2009 and 2008, the Company recognized other expense of $1,575,903 and other income of $2,588,416, respectively, related to recording the derivative liability at fair value. At June 30, 2009 and December 31, 2008, the derivative liability balance was $4,080,953 and $1,975,298, respectively.

Warrant-related and conversion-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the six months ended June 30, 2009 and 2008: dividend yield of 0%; volatility ranging from 178% to 670%(2009) and 160% to 187% (2008), respectively; and risk free interest rates ranging from 0.19% to 2.54% (2009) and 0.10% to 2.21% (2008).

The following table summarizes the activity related to the derivative liability during the six months ended June 30, 2009:

Derivative liability - December 31, 2008	$2,025,298

Derivative liability added during the year	479,752

Change in fair value of derivative liability	1,575,903

Total derivative liability - June 30, 2009	$4,080,953

Significant Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162 ("SFAS No. 168").  The Codification will become the source of authoritative U.S. GAAP.  The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company expects to adopt this standard with the filing of its Quarterly Report on Form 10-Q for the period ended September 30, 2009 and does not expect the standard to have a material impact on the Company’s  consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”).  FSP FAS 157-4 states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions.  The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which requires disclosures about the fair value of the Company’s financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in the interim reporting periods as well as in the annual reporting periods. In addition, FSP FAS 107-1 and APB 28-1 requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments.  FSP FAS 107-1 and APB 28-1 became effective for the Company in its second quarter of fiscal 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures related to debt and equity securities.  FSP FAS 115-2 and FAS 124-2 does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 became effective for the Company in its second quarter of fiscal 2009.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial position, results of operations or liquidity.

Other recent accounting pronouncements issued by the FASB (including the EITF) and the American Institute of Certified Public Accountants did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

2. CONTRACTS IN PROGRESS

Contracts in progress which include completed contracts not completely billed approximate the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Cumulative costs to date	$2,578,000	$6,756,000
Cumulative gross profit to date	2,050,000	5,768,000

Cumulative revenue earned	4,628,000	12,524,000
Less progress billings to date	(4,651,000)	(13,495,000)

Net over billings	$(23,000)	$(971,000)

The following approximate amounts are included in the accompanying condensed consolidated balance sheets under these captions:

	June 30, 2009	December 31, 2008

Costs and estimated earnings in excess of billings on uncompleted contracts	$61,000	$417,000

Billings in excess of costs and estimated earnings on uncompleted contracts	(84,000)	(1,388,000)

Net over billings	$(23,000)	$(971,000)

3. CONVERTIBLE DEBT

CAMOFI AND CAMHZN 12% AND 15% Senior Secured Convertible Debt

The Company’s convertible debt financing, Amended 12% CAMOFI Convertible Note (“Amended 12% CAMOFI Note”) and 15% CAMHZN Convertible Note (“15% CAMHZN Note”), are in default.  The last monthly contractual payment on the CAMOFI note was made in October 2008 and no payments have made on the CAMHZN Note which were scheduled to begin on September 1, 2008.  The Convertible Notes aggregate to $3,897,213 principal and interest.  As of June 30, 2009 and December 31, 2008, the principal balances, accrued interest and the debt discounts are presented in the table below.

	June 30, 2009		December 31, 2008
CONV NOTES	CAMOFI	CAMHZN	CAMOFI	CAMHZN
Principal	$2,827,281	$750,000	$2,827,281	$750,000
Discount related to warrants liability	(81,340)	(33,541)	(119,369)	(48,890)
Discount related to convertible option liability	(1,301,502)	(205,994)	(1,909,996)	(301,200)
Discount related to stock issued with notes	(40,938)		(60,078)
Notes presented net of debt discounts	$1,403,501	$510,465	$737,838	$399,910

Accrued Interest	$226,182	$93,750	$56,546	$37,500

During the three months ended June 30, 2009 and 2008, the Company amortized debt discounts of approximately $751,000 and $252,000, respectively, to interest expense related to the 12% and 15% Convertible Notes. During the six months ended June 30, 2009 and 2008, the Company amortized debt discounts of approximately $776,000 and $178,000, respectively, to interest expense related to the 12% and 15% Convertible Notes.

The Convertible Debt and Warrant Agreements include an anti-dilution feature and a buy-in clause which cause the embedded conversion option and the warrants to be treated as derivative liabilities which are valued on a quarterly basis and the resulting change in fair value of the derivative liabilities are recorded as a gain or loss upon valuation in the statement of operations.

In connection with the Amended 12% CAMOFI Note, the Company issued 725,000 five year warrants with an exercise price of $0.10 per share and 725,000 five year warrants with an exercise price of $0.20 per share.  Due to the anti-dilution feature in the warrant agreements, the warrants have a reduced exercise price of $0.07 and adjusted total warrants of 3,214,286 at June 30, 2009 and December 31, 2008.  As of June 30, 2009 and December 31, 2008, the fair value of the warrant derivative liability was determined to be $208,873 and $151,400 respectively.   Upon valuation, a gain of $1,305 was recorded for the three months ended June 30, 2009. For the six months ended June 30, 2009, a total loss of $57,473 was recorded.

In connection with the 15% CAMHZN Note, the Company issued 1,000,000 seven year warrants with an exercise price of $0.07 per share.  As of June 30, 2009 and December 31, 2008, the fair value of the warrant derivative liability was determined to be $68,474 and $50,000 respectively. Upon valuation, a loss of $97 was recorded for the three months ended June 30, 2009. For the six months ended June 30, 2009, a total loss of $18,474 was recorded.

The Amended 12% CAMOFI and 15% CAMHZN Notes are both convertible into shares of common stock at a conversion price of $0.07 per share (subject to adjustment based on the anti-dilution feature). At June 30, 2009 and December 31, 2008, the aggregate fair value CAMOFI conversion option derivative liabilities was $2,466,896 and $1,515,634, respectively. Upon valuation, a gain of $55,924 was recorded for the three months ended June 30, 2009. For the six months ended June 30, 2009, a total loss of $951,262 was recorded. At June 30, 2009 and December 31, 2008, the aggregate fair value of the CAMHZN conversion option derivative liabilities was $654,400 and $308,264, respectively. Upon valuation, a gain of $14,835 was recorded for the three months ended June 30, 2009. For the six months ended June 30, 2009, a loss of $346,136 was recorded.

CAMOFI AND CAMHZN Senior Secured Convertible Debt

On February 18, 2009, the Company entered into an agreement with CAMOFI Master LDC for the issuance of a Senior Secured Convertible Note for $701,200, maturing on August 18, 2009. The Note can be converted at $0.07 per share at any time during the term of the convertible note, subject to certain anti-dilution adjustments. The note is secured by all of the assets of the Company.

On February 18, 2009, the Company entered into an agreement with CAMHZN Master LDC for the issuance of a Senior Secured Convertible Note for $173,800 maturing on August 18, 2009. The Note can be converted at $0.07 per share at any time during the term of the convertible note, subject to certain anti-dilution adjustments.

The Notes are convertible into shares of common stock with a conversion price of $0.07. Per FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, the conversion option is a derivative liability. The Company recorded at issuance a $384,460 derivative liability for the CAMOFI Note, and a $95,292 derivative liability for the CAMHZN Note. The conversion option liability is revalued each quarter. At June 30, 2009 the fair value was $546,784 for the CAMOFI Note, and $135,526 for CAMHZN Note.  Upon valuation, a gain of $122,696 and $30,412, respectively, was recorded for the CAMOFI and CAMHZN notes for the three months ended June 30, 2009.  For the six months ended June 30, 2009, a loss of $162,324 and $40,234, respectively, was recorded for the CAMOFI and CAMZHN notes.

The Company recorded deferred financing costs at issuance of $116,200 on the CAMOFI Note and $28,800 on the CAMHZN Note for the difference between the face amount of the notes and the net proceeds received. In addition, the discounts resulting from the conversion options of $384,460 on the CAMOFI Note and $95,292 on the CAMHZN Note are amortized into interest expense ratably over the life of the Notes. For the three months ended June 30, 2009, the Company recorded amortization expense on the conversion option and issuance costs of $215,476 and $74,985, respectively, on the CAMOFI Note and $53,649 and 18,585, respectively, on the CAMHZN Note. For the six months ended June 30, 2009, the Company recorded amortization expense on the conversion option and issuance costs of $288,421 and $108,750, respectively, on the CAMOFI Note and $71,396 and $57,844, respectively, on the CAMHZN Note.

4. EQUITY TRANSACTIONS

Equity Compensation

In February 2008, the Company entered into a year contract with a third party for public relations services valued at $30,000. The fee was paid in the form of 150,000 shares of the Company’s common stock based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and is amortized to operating expense over the life of the agreement.  Consulting fees under this contract of $2,500 were amortized to expense during the three months ended June 30, 2008. Consulting fees under this contract of $2,500 and $5,000 were amortized to expense during the six months ended June 30, 2009 and June 30, 2008, respectively. As of June 30, 2009 the balance of deferred consulting fees was fully amortized.

In February 2008, the Company entered into a three month contract with a third party for public relations services valued at $20,000. The fee was paid in the form of 100,000 shares of the Company’s common stock based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and is amortized to operating expense over the life of the agreement. Consulting fees under this contract of $20,000 were amortized to expense during the six months ended June 30, 2008 and at June 30, 2008 the balance of deferred consulting fees was fully amortized.

In March 2008, the Company entered into a one month contract with a third party for public and financial communication services valued at $25,000. The fee was paid in the form of 125,000 shares of the Company’s common stock based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and is amortized to operating expense over the life of the agreement. Consulting fees under this contract of $25,000  were amortized to expense during the three and six months ended June 30, 2008 and at June 30, 2008 the balance of deferred consulting fees was fully amortized.

In June 2007, the Company entered into a three year contract with a third party for internet public investor relations services valued at $210,000. The fee was paid in the form of 300,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge.  $18,000 was amortized to operating expense during the three months ended June 30, 2009 and 2008.  $35,000 was amortized to operating expense during the six months ended June 30, 2009 and 2008. At June 30, 2009 and December 31, 2008, the remaining deferred consulting fees totaled $64,167 and $101,667, respectively.

Dividends on preferred stock

The preferred shares Series C and preferred shares Series D shares have a mandatory cumulative dividend of $1.25 per share, which is payable on a semi-annual basis in September and December each year to holders of record on November 30 and May 31. The preferred shareholders have certain liquidation preferences and do not have voting rights.

At June 30, 2009 and December 31, 2008, the Company had a total of 26,680 preferred shares Series C and 11,640 preferred shares Series D issued and outstanding. As of June 30, 2009 and December 31, 2008, the Company’s accumulated dividends payable of $500,550 and $459,275, respectively. The Company declared dividends of $41,275 during the three and six months ended June 30, 2009.

5. EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the three and six months ended June 30, 2008:

	Three months ended June 30, 2008
	Income		Per Share
	(Loss)	Shares	Amount

Net income	$438,349
Less: Preferred stock dividends	(41,275)
Basic income available to common shareholders	$397,074	15,344,656	$0.03

Add: Preferred dividends	41,275
Add: Interest on convertible debt	148,382	-
Add: Dilutive impact of convertible preferred stock	-	582,000
Add: Dilutive impact of convertible debt	-	29,500,000
Add: Dilutive impact of options and warrants	-	24,182

Diluted income available to common shareholders	$586,731	45,450,838	$0.01

	Six months ended June 30, 2008
	Income		Per Share
	(Loss)	Shares	Amount

Net income	$764,184
Less: Preferred stock dividends	(41,275)
Basic income available to common shareholders	$722,909	15,344,656	$0.05

Add: Preferred dividends	41,275
Add: Interest on convertible debt	299,403	-
Add: Dilutive impact of convertible preferred stock	-	582,000
Add: Dilutive impact of convertible debt	-	29,500,000
Add: Dilutive impact of options and warrants	-	2,343,000

Diluted income available to common shareholders	$1,063,587	47,769,656	$0.02

The computation of diluted earnings per share does not assume conversion or exercise of securities that may have an anti-dilutive effect on earnings per share. Convertible preferred stock, convertible debt, stock options and warrants that have not been included in the diluted income per share computation totaled 76,073,976 for the period ended June 30, 2009.

6. RESTATEMENTS

June 30,2008

The statement of operations and statement of cash flows for the three and six months ended June 30, 2008 included herein were restated to reflect the effect of changes to the original accounting for the CAMOFI Note issued in February 2006.  The original accounting did not record the separate derivative for the conversion option and the warrants in accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock”.

The effect of these changes impacted the balance sheet and the statement of operations from February 2006 through December 31, 2008. The balance sheet effect is due to recording the conversion option and warrant liabilities and the effect on the statement of operations is due to the gains and losses from the quarterly fair value adjustments and an increase in interest expense. Accordingly, the statement of operations for the three and  six months ended June 30, 2008 has been restated as summarized below:

Effect of Correction	As Previously Reported	Adjustment	As Restated
Balance Sheet as of June 30, 2008
Conversion Option Liability	-	3,021,989	3,021,989
Warrant Liability	-	186,916	186,916
Accumulated Deficit	13,098,072	1,203,869	14,301,941
Total Stockholders’ Deficit (equity)	3,022,952	3,185,486	6,208,438
Statement of Operations for the three months ended June 30, 2008
Marked-to-Market Gain (Loss)	-	(515,057)	(515,057)
Net Income (Loss)	(849,305)	1,241,827	392,522
Net Income (Loss) Available to common shareholders	(890,580)	1,241,827	351,247
EPS - Basic	(0.06)	0.08	0.02
EPS - Diluted	(0.06)	0.08	0.02
Statement of Operations for the six months ended June 30, 2008
Marked-to-Market Gain (Loss)	-	785,705	785,705
Net Income (Loss)	(1,824,232)	2,542,589	718,357
Net Income (Loss) Available to common shareholders	(1,865,507)	2,542,589	677,082
EPS - Basic	(0.13)	0.18	0.05
EPS - Diluted	(0.13)	0.18	0.05

March 31, 2009

The statement of operations and statement of cash flows for the three months ended June 30, 2009 included herein reflect the effect of changes to the original accounting for the CAMOFI and CAMZHN notes issued in February 2009, certain adjustments related to the Company’s contract accounting, a misclassification error and for the valuation of the related derivative liabilities at March 31, 2009.

The effect of these changes impacted the balance sheet and the statement of operations from January 1, 2009 through March 31, 2009. The balance sheet effect is due to adjusting the conversion option discount that was originally recorded on the CAMOFI and CAMZHN notes issued in February 2009, the valuation of the related derivative liabilities certain adjustments related to the Company’s contract accounting, a misclassification error and for the valuation of the related derivative liabilities at March 31, 2009 and the valuation of the derivative liabilities associated with the 12% CAMOFI and 15% CAMZHN notes.  The effect on the statement of operations is due to the gains and losses from the revised quarterly fair value adjustments and an increase in interest expense from the increased amortization expense related to the adjustment of the conversion option discounts that were recorded on the CAMOFI and CAMZHN notes issued in February 2009. Accordingly, the effect of the restatements on the balance sheet at March 31, 2009 and statement of operations for the three months ended March 31, 2009 has been summarized below:

Effect of Correction	As Previously Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2009

(1) Costs in Excess of Billings	15,551	86,477	102,028

(2) Deferred financing costs	435,986	108,750	544,736

(3) Billings in Excess of Costs	823,478	(216,417)	607,061

(4) February 2009 Convertible Notes	464,984	49,798	514,782

(5) Derivative Liability	4,885,000	(578,972)	4,306,028

(6)Accumulated Deficit	16,701,824	(1,040,414)	15,661,410

Statement of Operations for the three months ended March 31, 2009

(7) Sales	1,298,458	(243,756)	1,054,702

(8) Cost of sales	1,365,543	(546,650)	818,893

(9) Marked-to-Market Gain (Loss)	(2,738,436)	937,458	(1,800,978)

(10) Interest expense	(490,408)	(199,938)	(632,145)

(11) Net Loss	(3,821,869)	1,040,414	(2,781,455)

Net Loss Available to common shareholders	(3,821,869)	1,040,414	(2,781,455)

EPS – Basic	(0.25)	0.07	(0.18)

EPS - Diluted	(0.25)	0.07	(0.18)

(1)	Adjustment in order to reconcile the Company’s balance sheet account to the Company’s contract accounting worksheets.

(2)	Represents the reclassification of $145,000 of financing costs in connection with the February 2009 notes, less amortization of $36,250.

(3)	Adjustment in order to reconcile the Company’s balance sheet account to the Company’s contract accounting worksheets.

(4)
Adjustment reflects an increase of $278,486 of debt discount related to the valuation of the conversion options and an increase of $119,938 of amortization of such options, net of reclassification of financing costs of $108,750 noted in (1) above.

(5)
Adjustment reflects an increase of $278,486 related to the valuation of the conversion options of the February 2009 notes and a decrease in the loss on fair value of $937,458 and corrections of $80,000 of misclassifications between the change in fair value and interest expense.

(6)	and (11) The cumulative effect of adjustments (7) through (11).

(7)	and (8) Adjustment in order to reconcile the Company’s P&L accounts to the Company’s contract accounting worksheets.

(9)
Adjustment reflects an increase of $278,466 in the valuation of the conversion options in connection with the February 2009 notes, a decrease in the valuation of all derivatives of $578, 972 and a decrease in the loss on fair value of $937,458.

(10)	See (2) and (4) above.

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

We provide our manufactured and remanufactured machines as part of the machine tool industry. The machine tool industry worldwide is approximately a $30 billion business annually. The industry is sensitive to market conditions and generally trends downward prior to poor economic conditions, and improves prior to an improvement in economic conditions.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO JUNE 30, 2008.

     Revenues.  The Company generated revenues of $1,359,630 for the three months ended June 30, 2009, which was a $75,046 or 5% decrease from $1,434,676 for the three  months  ended  June 30,  2008.  The decrease is the result of lower than usual sales and a tighter credit market.

     Gross Profit.  Gross profit for the three  months  ended June 30,  2009,  was $165,900 or 12% of revenues,  compared to $71,062 or 5% of revenues for the three months ended June 30, 2008, a 133% increase. The increase in gross profit is due to management strategy to lower cost of sales through reduction of overhead expenses and cost of materials.

     Operating Expenses.  The Company incurred total operating expenses of $296,534 for the three months ended June 30, 2009, which was a $130,028 or 30% decrease from $426,562 for the three months ended June 30, 2008. In the three months ended June 30, 2009, compared with the three months ended June 30, 2008, all the operating expenses increased (decreased) as follow:

Increase/(Decrease) %
Consulting and other compensation	4
Salaries and related	13
Selling, general and administrative	(51)

The increase in salaries and related costs is due to the reclassification of certain costs to compensation. Selling, general and administrative expenses decreased due to management strategy to reduce operating expenses.

     Operating Loss.  Operating loss for the three months ended June 30, 2009, was $130,634 compared to an operating loss of $355,500 for the three months ended June 30, 2008. The decrease in loss of $224,866 is primarily due to decreased cost of sales and decreased selling, general and administrative expenses for the quarter ended June 30, 2009.

     Interest Expense and Debt Discount Amortization.  Interest expense for the three months ended June 30, 2009, was $952,461 compared with $497,382 for the three months ended June 30, 2008. The increase of $455,079, or 91%, in interest expenses is due to additional interest on new convertible loans.

Change in Fair Value of Derivative Liabilities. In connection with its convertible notes, the Company recorded conversion options and warrant derivative liabilities. The derivative liabilities are reevaluated each reporting period. During the three months ended June 30, 2009, we recorded a gain of $225,075 on the change in fair value due to the decrease in our stock price from March 31, 2009.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO JUNE 30, 2008.

Revenues.  The Company generated revenues of $2,414,332 for the six months ended June 30, 2009, which was a $546,946 or 18% decrease from $2,961,278 for the six months ended June 30, 2008.  The decrease is the result of lower then usual sales and a tighter credit market.

Gross Profit.  Gross profit for the six months ended June 30, 2009, was 401,709 or 17% of revenues, compared to $289,185 or 10% of revenues for the six months ended June 30, 2008.

Operating Expenses.  The Company incurred total operating expenses of $744,257 for the six months ended June 30, 2009, which was a $445,214 or 37% decrease from $1,189,471 for the six months ended June 30, 2008. In the six months ended June 30, 2009, compared with the six months ended June 30, 2008, all the operating expenses increased (decreased) as follows:

Increase/(Decrease) %
Consulting and other compensation	(60)
Salaries and related	85
Selling, general and administrative	(49)

The decrease in consulting and other compensation is due to the reduction in the number of consulting contracts and the expiration of the existing contracts. The increase in salaries and related costs is due to the reclassification of certain costs to compensation. Selling, general and administrative expenses decreased due to management strategy to reduce operating expenses.

     Operating Loss.  Operating loss for the six months ended June 30, 2009, was $342,548 compared to $900,286 for the six months ended June 30, 2008. The decrease in loss of $557,738 or 62% is primarily due to decreased consulting and other compensation expenses and selling, general and administrative expenses.

     Interest Expense and Debt Discount Amortization.  Interest expense for the six months ended June 30, 2009, was $1,620,856 compared with $984,151 for the six months ended June 30, 2008. The increase of $636,705 in interest expenses is due to additional interest on new convertible loans.

Change in Fair Value of Derivative Liabilities. In connection with its convertible notes, the Company recorded conversion options and warrant derivative liabilities. The derivative liabilities are reevaluated each reporting period. During the six months ended June 30, 2009, we recorded a loss on the change in fair value of derivative liabilities due to the increase in our stock price during the period, in addition to recording $479,752 of additional derivatives during the period.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

The net decrease in cash during the six months ended June 30, 2009 was $31,889.

 For the six months ended June 30, 2009, the cash provided by financing activities was $745,592, compared with $30,844 in the six months ended June 30, 2008. For the six months ended June 30, 2009, $777,481 cash was used by operating activities.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $16,455,000, a net loss of approximately $3,534,000, a working capital deficit of approximately $8,108,000 and was also in default on two of its convertible notes. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales along with renegotiated or new debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2009. Therefore, the Company will be required to seek additional funds to finance its long-term operations.  The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In response to these problems, management has taken the following actions:
•	The Company continues its aggressive program for selling machines.
•	The Company continues to implement plans to further reduce operating costs.
•	The Company is seeking investment capital through the public and private markets.
•	The Company is seeking strategic acquisition candidates

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of June 30, 2009 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

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

   The Accountant is the only individual with technical accounting experience in our company but is limited in the exposure to SEC filings and disclosures.

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

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

      None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3.     Defaults Upon Senior Securities

Starting October 2008, the Company has been in default with all monthly payments on the 12% CAMOFI and 15% CAMHZN Convertible Note payable. As of June 30, 2009, the Company’s default principal and interest aggregate to $1,100,000.

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

August 14, 2009	NEW CENTURY COMPANIES, INC.

/s/ DAVID DUQUETTE
Name: David Duquette
Title: Chairman, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

August 14, 2009	/s/ DAVID DUQUETTE
Name: David Duquette
Title: Chairman, President and Director

August 14, 2009	/s/ JOSEF CZIKMANTORI
Name: Josef Czikmantori
Title: Secretary and Director