Form 10-Q/A
period 2009-03-31
NEW CENTURY COMPANIES INC
filed 2009-09-02
CIK 318716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment no. 1

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

As of August 17, 2009, the Company had 15,344,654 shares of common stock, $0.10 par value, issued and outstanding.

Explanatory Note

We are filing this Amendment to Form 10-Q for the three-month period ended March 31, 2009, to restate the condensed consolidated financial statements and all the disclosures accordingly.

In connection with the preparation of our condensed consolidated financial statements for the quarter ended June 30, 2009, we discovered errors in our valuation of our derivative liabilities, certain contract related balances and a classification error, which we reported for the three-month period ended March 31, 2009, and needed to be restated. Specifically, the condensed consolidated financial statements are being restated to (i) change the valuation of our derivative liabilities, (ii) decrease the previously reported change in warrant value during the quarter ended March 31, 2009, and (iii) adjust our revenues, cost of sales, costs in excess of billings and billings in excess of costs in connection with our contract accounting.  For additional detail related to such restatement, please see Note 6 of the condensed consolidated financial statements included in this Form 10-Q/A for the period ended March 31, 2009.

In addition, we filed our Form 10-Q for the period ended March 31, 2009 before our prior independent registered public accounting firm completed its review of the condensed consolidated financial statements for the period then ended.

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. For example, statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, available cash, research results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q/A.

NEW CENTURY COMPANIES, INC.

INDEX

Part I - Financial Information

ITEM 1.  FINANCIAL STATEMENTS

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008

	(Unaudited)
	March 31,	December 31,
	2009	2008
	(Restated - See Note 6)

ASSETS

Current Assets
Cash	$268,095	$31,889
Contract receivables, net of allowance of $0 and $24,000 for March 31, 2009 and December 31, 2008, respectively	334,391	237,787
Inventories	412,889	564,022
Costs and estimated earnings in excess of billings on uncompleted contracts	102,028	416,664
Deferred financing costs	370,933	252,305
Prepaid expenses and other current assets	165,933	168,668

Total current assets	1,654,269	1,671,335

Property and Equipment, net	172,876	186,906
Deferred Financing Costs, net	173,803	233,702

Total Assets	$2,000,948	$2,091,943

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$32,152	$15,329
Accounts payable and accrued liabilities	1,519,171	1,417,464
Dividends payable	459,275	459,275
Billings in excess of costs and estimated earnings on uncompleted contracts	607,061	1,388,348
Capital lease obligation, current portion	28,542	27,874
Derivative liability	4,306,028	1,975,298
CAMOFI Convertible note payable, net of discount of $1,756,612 at March 31, 2009 and $2,089,443 at December 31, 2008, respectively	1,070,670	737,838
CAMHZN Convertible note payable, net of discount of $294,813 at March 31, 2009 and $350,090 at December 31, 2008, respectively	455,187	399,910
CAMOFI Convertible Note, net of discount of $288,039	413,161	-
CAMHZN Convertible Note, net of discount of $71,778	102,022	-

Total current liabilities	8,993,269	6,421,336

Long Term Liabilities
Capital lease obligation, long term portion	2,482	9,804

Total liabilities	8,995,751	6,431,140

Commitments and Contingencies

Stockholders' Deficit
Cumulative, convertible, Series B preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued and outstanding (liquidation preference of $25 per share)	-	-
Cumulative, convertible, Series C preferred stock, $1 par value, 75,000 shares authorized, 26,880 shares issued and outstanding (liquidation preference of $672,000)	26,880	26,880
Cumulative, convertible, Series D preferred stock, $25 par value, 75,000 shares authorized, 11,640 shares issued and outstanding (liquidation preference of $291,000)	291,000	291,000
Common stock, $0.10 par value, 50,000,000 shares authorized; 15,344,654 shares issued and outstanding at March 31, 2009 and December 31, 2008	1,534,466	1,534,466
Notes receivable from stockholders	(564,928)	(564,928)
Deferred equity compensation	(81,667)	(101,667)
Additional paid-in capital	7,355,007	7,355,007
Accumulated deficit	(15,555,561)	(12,879,955)

Total stockholders' deficit	(6,994,803)	(4,339,197)

Total Liabilities and Stockholders' deficit	$2,000,948	$2,091,943

See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	For the Three Months Ended March 31,
	(Restated - See Note 6)
	2009	2008

CONTRACT REVENUES	$1,054,702	$1,526,602

COST OF SALES	818,893	1,308,479

GROSS PROFIT	235,809	218,123

OPERATING EXPENSES
Consulting and other compensation	62,615	271,384
Salaries and related	153,087	53,496
Selling, general and administrative	232,021	438,029
TOTAL OPERATING EXPENSES	447,723	762,909

OPERATING LOSS	(211,914)	(544,786)

OTHER INCOME (EXPENSES)
Gain on writeoff of accounts payable	5,681	56,628
(Loss) / gain on valuation of derivative liabilities	(1,800,978)	1,300,762
Interest expense	(668,395)	(486,769)

TOTAL OTHER INCOME (EXPENSES)	(2,463,692)	870,621

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,675,606)	325,835

PROVISION FOR INCOME TAXES	-	-

NET INCOME ( LOSS)	$(2,675,606)	$325,835

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(2,675,606)	$325,835

Basic net income (loss) available to common stockholders per common share	$(0.17)	$0.02

Diluted net income (loss) available to common stockholders per common share	$(0.17)	$0.01

Basic weighted average common shares outstanding	15,344,654	14,033,089

Diluted weighted average common shares outstanding	15,344,654	41,981,711

 See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	(Restated - See Note 6)
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(2,675,606)	$325,835
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization of property and equipment	14,030	20,757
Gain on write off of accounts payable	(5,681)	(56,628)
Amortization of deferred financing costs	116,271	89,574
Amortization of stock-based consulting fees and employee compensation	20,000	125,343
Amortization of BCF and debt discount	508,044	251,894
Estimated fair value of common stock issued for services	-	75,000
(Gain) / loss on valuation of derivatives liabilities	1,800,978	(1,300,962)

Changes in operating assets and liabilities:
Contracts receivable	(96,604)	(60,178)
Inventories	151,133	170,900
Costs and estimated earnings in excess of billings on uncompleted contracts	314,636	(22,635)
Prepaid expenses and other current assets	2,735	(222,867)
Accounts payable and accrued liabilities	157,388	(94,354)
Billings in excess of costs and estimated earnings on uncompleted contracts	(781,287)	410,089

Net cash used in operating activities	(473,963)	(288,232)

Cash flows from financing activities:
Bank overdraft	16,823	12,699
Proceeds from issuance of convertible notes payable, net of financing costs	700,000	-
Principal payments on notes payable and capital lease	(6,654)	(6,196)

Net cash provided by financing activities	710,169	6,503

Net change in cash	236,206	(281,729)

Cash at beginning of period	31,889	281,729

Cash at end of period	$268,095	$-

Supplemental disclosure of non-cash financing and investing activities:

Debt discount recorded on convertible notes payable	$479,752	$923,610

 See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

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

Restatements

The accompanying balance sheet as of March 31, 2009 and the statements of operations and cash flows for the three months ended March 31, 2009 and 2008 have been restated – see Note 6.

Reclassifications

The Company has reclassified the presentation of prior-year information to conform to the current presentation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2009, the Company has an accumulated deficit of approximately $15,556,000, had recurring losses, a working capital deficit of approximately $7,339,000, and was also in default on two of its convertible notes. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales along with renegotiated or new debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2009. Therefore, the Company will be required to seek additional funds to finance its long-term operations.  The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

 Revenue Recognition

The Company's revenues consist primarily of contracts with customers. The Company uses the percentage-of-completion method of accounting to account for long-term contracts pursuant to Statements of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” and, therefore, takes into account the cost, estimated earnings and revenue to date on fixed-fee contracts not yet completed. The percentage-of-completion method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

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

For revenues from stock inventory the Company follows Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue other than revenue on contacts, and provides guidance for presentation of this revenue and for disclosure related to these revenue recognition policies in financial statements filed with the SEC.

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

Warranty

The Company provides a warranty on certain products sold.  Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized.  At March 31, 2009 and December 31, 2008, the warranty obligation balance was $15,160 and $50,000, respectively.  There were no amounts charged to warranty expense in the accompanying consolidated statements of operations during the three months ended March 31, 2009.

Concentrations of Credit Risks

Cash is maintained at various financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each financial institution for up to $250,000 for March 31, 2009 and December 31, 2008.  At times, cash may be in excess of the FDIC insured limit of $250,000.  The Company did not have any significant uninsured bank balances at March 31, 2009 and December 31, 2008.

During the period ended March 31, 2009, sales to two customers accounted for approximately 46% of net sales.  Further, there were no customers that accounted for a significant amount of receivables at March 31, 2009.

During the period ended March 31, 2008, sales to two customers accounted for approximately 64% of net sales.

Management reviews the collectability of contract receivables periodically and believes that the allowance for doubtful accounts for period ended March 31, 2009 and the year ended December 31, 2008 is adequate. There was no allowance for doubtful accounts at March 31, 2009 and $24,000 at December 31, 2008.

Use of Estimates

In the opinion of management, the accompanying balance sheets and related statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America.   The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates made by management are, among others, deferred tax asset valuation allowances, realization of inventories, collectability of contracts receivable, the estimation of costs for long-term construction contracts and the valuation of conversion options, stock options and warrants.  Actual results could differ from those estimates.

Basic and Diluted Loss Per Common Share

Basic net earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for each respective period.

Common stock equivalents, representing convertible Preferred Stock, convertible debt, options and warrants totaling approximately 61,821,000 shares at March 31, 2009 (restated) are not included in the diluted loss per share as they would be anti-dilutive. Common stock equivalents, representing convertible Preferred Stock, convertible debt, options and warrants totaling approximately 27,949,000 shares are included in the diluted loss per share at March 31, 2008.

Stock Based Compensation

Effective January 1, 2006, we adopted the fair value method of accounting for employee stock compensation cost pursuant to SFAS No. 123(R), “Share-Based Payment.” Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.  For the three months ended March 31, 2009 and 2008, no share-based compensation expense was recognized in the accompanying condensed consolidated statements of operations.

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

There were no options granted, exercised or cancelled during the period ended March 31, 2009.

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

(2)	The 650,000 options became fully vested on April 8, 2009 and are valued at $35,014 based on the stock market price of the shares at the contract date.

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

The following table summarizes information related to stock options outstanding at March 31, 2009:

Exercise Price	Number of Options outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.075-0.083	1,300,000	0.32	$0.08

$ 0.15-0.20	2,800,000	1.42	$0.19

	4,100,000		$0.15

From time to time, the Company issues warrants to employees and to third parties pursuant to various agreements, which are not approved by the shareholders.

The following is a status of the warrants outstanding at March 31, 2009 and December 31, 2008:

Outstanding Warrants
		Weighted	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value (1)

December 31, 2008	5,586,824	$0.21	$—

Grants	—	—
	—	—
Exercises	—	—

Cancellations/ Terminated	—	—	—

Outstanding and Exercisable at
March 31, 2009	5,586,824	$0.21	—

(1)
Represents the added value as difference between the exercise price and the closing market price of the Company's common stock at the end of the reporting period (as of March 31, 2009 and December 31, 2008, the market price of the Company's common stock was $0.08 and $0.05, respectively).

The following table summarizes information related to warrants outstanding and exercisable at March 31, 2009:

Exercise Price	Number of Warrants outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.60-0.70	1,372,538	0.78	$0.64

$ 0.07	4,214,286	3.58	$0.07

	5,586,824		$0.21

Deferred Financing Costs

Direct costs of securing debt financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense. During the three months ended March 31, 2009 and 2008, the Company amortized deferred financing costs in addition to amounts described in Note 3 of approximately $3,000 and $6,000, respectively, to interest expense.

Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements,” in the first quarter of fiscal 2008.  SFAS 157 was amended in February 2008 by the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and by FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the Company’s application of SFAS 157 for nonrecurring nonfinancial assets and liabilities until January 1, 2009. FAS 157 was further amended in October 2008 by FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS 157 to assets participating in inactive markets.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited) (restated):

				March 31,
	Level 1	Level 2	Level 3	2009

Fair Value of derivative liability	—	$—	$4,306,028	$4,306,028

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2009.

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

During the three months ended March 31, 2009 and 2008, the Company recognized other expense of $1,800,978 (restated) and other income of $1,300,762 (restated), respectively, related to recording the derivative liability at fair value. At March 31, 2009 and December 31, 2008, the derivative liability balance was $4,306,028 (restated) and $2,025,298, respectively.

Warrant-related and conversion-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the three months ended March 31, 2009 and 2008: dividend yield of 0%; volatility ranging from 178% to 670%(2009) and 160% to 187% (2008), respectively; and risk free interest rates ranging from 0.19% to 2.54% (2009) and 0.10% to 2.21% (2008).

The following table summarizes the activity related to the derivative liability during the three months ended March 31, 2009:

Derivative liability - December 31, 2008	$2,025,298

Derivative liability added during the year	479,752

Increase in fair value of derivative liability	1,800,978

Total derivative liability - March 31, 2009	$4,306,028

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

2. CONTRACTS IN PROGRESS

Contracts in progress which include completed contracts not completely billed approximate the following as of March 31, 2009 and December 31, 2008:

	(Restated) March 31, 2009	December 31, 2008

Cumulative costs to date	$2,029,000	$6,756,000
Cumulative gross profit to date	1,547,000	5,768,000

Cumulative revenue earned	3,576,000	12,524,000
Less progress billings to date	(4,081,000)	(13,495,000)

Net over billings	$(505,000)	$(971,000)

The following approximate amounts are included in the accompanying condensed consolidated balance sheets under these captions:

	(Restated) March 31, 2009	December 31, 2008

Costs and estimated earnings in excess of billings on uncompleted contracts	$102,000	$417,000

Billings in excess of costs and estimated earnings on uncompleted contracts	(607,000)	(1,388,000)

Net over billings	$(505,000)	$(971,000)

3. CONVERTIBLE DEBT

CAMOFI AND CAMHZN 12% AND 15% Senior Secured Convertible Debt

The Company’s convertible debt financing, Amended 12% CAMOFI Convertible Note (“Amended 12% CAMOFI Note”) and 15% CAMHZN Convertible Note (“15% CAMHZN Note”) (together, the “Convertible Notes”), are in default.  The last monthly contractual payment on the CAMOFI note was made in October 2008 and no payments have made on the CAMHZN Note which were scheduled to begin on September 1, 2008.  The Convertible Notes aggregate to $3,784,271 principal and interest.  As of March 31, 2009 and December 31, 2008, the principal balances, accrued interest and the debt discounts are presented in the table below.

	(Restated) March 31, 2009		December 31, 2008
CONV NOTES	CAMOFI	CAMHZN	CAMOFI	CAMHZN
Principal	$2,827,281	$750,000	$2,827,281	$750,000
Discount related to warrants liability	(100,355)	(41,170)	(119,369)	(48,890)
Discount related to convertible option liability	(1,605,749)	(253,643)	(1,909,996)	(301,200)
Discount related to stock issued with notes	(50,508)		(60,078)
Notes presented net of debt discounts	$1,070,669	$455,187	$737,838	$399,910

Accrued Interest	$141,364	$65,626	$56,546	$37,500

During the three months ended March 31, 2009 and 2008, the Company amortized debt discounts of approximately $388,000 (restated) and $252,000, respectively, to interest expense related to the Convertible Notes.

The Convertible Notes and Warrant Agreements include an anti-dilution feature and a buy-in clause which cause the embedded conversion option and the warrants to be treated as derivative liabilities which are valued on a quarterly basis and the resulting change in fair value of the derivative liabilities are recorded as a gain or loss upon valuation in the statement of operations (see Note 2).

In connection with the Amended 12% CAMOFI Note, the Company issued 725,000 five year warrants with an exercise price of $0.10 per share and 725,000 five year warrants with an exercise price of $0.20 per share.  Due to the anti-dilution feature in the warrant agreements, the warrants have a reduced exercise price of $0.07 and adjusted total warrants of 3,214,286 at March 31, 2009 and December 31, 2008.  As of March 31, 2009 and December 31, 2008, the fair value of the warrant derivative liability was determined to be $210,178 (restated) and $151,400 respectively.   Upon valuation, a loss of $58,778 (restated) was recorded for the three months ended March 31, 2009.

In connection with the 15% CAMHZN Note, the Company issued 1,000,000 seven year warrants with an exercise price of $0.07 per share.  As of March 31, 2009 and December 31, 2008, the fair value of the warrant derivative liability was determined to be $68,376 (restated) and $50,000 respectively. Upon valuation, a loss of $18,376 (restated) was recorded for the three months ended March 31, 2009.

The Amended 12% CAMOFI and 15% CAMHZN Notes are both convertible into shares of common stock at a conversion price of $0.07 per share (subject to adjustment based on the anti-dilution feature). At March 31, 2009 and December 31, 2008, the aggregate fair value CAMOFI conversion option derivative liabilities was $2,522,820 (restated) and $1,515,634, respectively. Upon valuation, a loss of $1,007,186 (restated) was recorded for the three months ended March 31, 2009. At March 31, 2009 and December 31, 2008, the aggregate fair value of the CAMHZN conversion option derivative liabilities was $669,235 (restated) and $308,264, respectively. Upon valuation, a loss of $360,971 (restated) was recorded for the three months ended March 31, 2009.

CAMOFI AND CAMHZN Senior Secured Convertible Debt

On February 18, 2009, the Company entered into an agreement with CAMOFI Master LDC for the issuance of a Senior Secured Convertible Note for $701,200, matured on August 18, 2009 at 83.42857% of face amount. The Note can be converted at $0.07 per share at any time during the term of the convertible note, subject to certain anti-dilution adjustments. The note is secured by all of the assets of the Company.

On February 18, 2009, the Company entered into an agreement with CAMHZN Master LDC for the issuance of a Senior Secured Convertible Note for $173,800 matured on August 18, 2009 at 83.42857% of face amount. The Note can be converted at $0.07 per share at any time during the term of the convertible note, subject to certain anti-dilution adjustments.

The Notes are convertible into shares of common stock with a conversion price of $0.07, subject to certain anti-dilution adjustments. Per FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, the conversion option is a derivative liability. The Company recorded at issuance a $384,460 (restated) derivative liability for the CAMOFI Note, and a $95,292 (restated) derivative liability for the CAMHZN Note. The conversion option liability is revalued each quarter. At March 31, 2009 the fair value was $669,480 (restated) for the CAMOFI Note, and $165,938 for CAMHZN Note.  Upon valuation, a loss of $285,020 (restated) and $70,646 (restated), respectively, was recorded for the CAMOFI and CAMHZN notes for the three months ended March 31, 2009.

The Company recorded deferred financing costs at issuance of $116,200 on the CAMOFI Note and $28,800 on the CAMHZN Note for the difference between the face amount of the notes and the net proceeds received. In addition, the discounts resulting from the conversion options of $384,460 (restated) on the CAMOFI Note and $95,292 (restated) on the CAMHZN Note are being amortized into interest expense ratably over the life of the Notes. For the three months ended March 31, 2009, the Company recorded amortization expense on the conversion option and issuance costs of $96,421 (restated) and $29,050, respectively, on the CAMOFI Note and $23,514 (restated) and $7,200, respectively, on the CAMHZN Note.

The Company paid an additional $30,000 in financing costs in connection with the February 2009 financing, which has been capitalized in the accompanying condensed consolidated financial statements and is being amortized over the life of the notes.  During the three months ended March 31, 2009, the Company recorded approximately $7,500 to interest expense.

4. EQUITY TRANSACTIONS

Equity Compensation

In February 2008, the Company entered into a year contract with a third party for public relations services valued at $30,000. The fee was paid in the form of 150,000 shares of the Company’s common stock based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and is amortized to operating expense over the life of the agreement.  Consulting fees under this contract of approximately $2,000 and $5,000 were amortized to expense during the three months ended March 31, 2009 and March 31, 2008, respectively. As of March 31, 2009 the balance of deferred consulting fees was fully amortized.

In February 2008, the Company entered into a three-month contract with a third party for public relations services valued at $20,000. The fee was paid in the form of 100,000 shares of the Company’s common stock based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and is amortized to operating expense over the life of the agreement. Consulting fees under this contract of $20,000 were amortized to expense during the three months ended March 31, 2008 and at March 31, 2008 the balance of deferred consulting fees was fully amortized.

In March 2008, the Company entered into a one-month contract with a third party for public and financial communication services valued at $25,000. The fee was paid in the form of 125,000 shares of the Company’s common stock based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and is amortized to operating expense over the life of the agreement. Consulting fees under this contract of $25,000 were amortized to expense during the three months ended March 31, 2008 and at March 31, 2008 the balance of deferred consulting fees was fully amortized.

In June 2007, the Company entered into a three year contract with a third party for internet public investor relations services valued at $210,000. The fee was paid in the form of 300,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge.  $18,000 was amortized to operating expense during the three months ended March 31, 2009 and 2008.  At March 31, 2009 and December 31, 2008, the remaining deferred consulting fees approximated $84,000 and $102,000, respectively.

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

5. EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the three months ended March 31, 2008:

	Three months ended March 31, 2008
			Per Share
	Income	Shares	Amount

Net income	$325,835
Less: Preferred stock dividends	-
Basic income available to common shareholders	$325,835	14,033,089	$0.02

Add: Preferred dividends	-
Add: Interest on convertible debt	254,100	-
Add: Dilutive impact of convertible preferred stock	-	1,026,676
Add: Dilutive impact of convertible debt	-	23,333,333
Add: Dilutive impact of options and warrants	-	3,588,614

Diluted income available to common shareholders	$579,935	41,981,711	$0.01

The computation of diluted earnings per share does not assume conversion or exercise of securities that may have an anti-dilutive effect on earnings per share. Convertible preferred stock, convertible debt, stock options and warrants that have not been included in the diluted income per share computation approximated 61,821,000 for the period ended March 31, 2009.

6. RESTATEMENTS

March 31, 2008

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

Effect of Correction	As Previously Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2008
Conversion Option Liability	-	2,737,709	2,737,709
Warrant Liability	-	1,713,023	1,713,023
Accumulated Deficit	12,207,494	2,445,694	14,653,188
Total Stockholders’ Deficit (equity)	1,908,610	4,651,075	6,559,685
Statement of Operations for the three months ended March 31, 2008
Marked-to-Market Gain (Loss)	-	1,300,762	1,300,762
Net Income (Loss)	(974,927)	1,300,762	325,835
Net Income (Loss) Available to common shareholders	(974,927)	1,300,762	325,835
EPS - Basic	(0.07)	0.09	0.02
EPS - Diluted	(0.07)	0.08	0.01

March 31, 2009

The balance sheet at March 31, 2009 and the statement of operations and statement of cash flows for the three months ended March 31, 2009 included herein reflect the effect of changes to the original accounting for the CAMOFI and CAMZHN notes issued in February 2009, certain adjustments related to the Company’s contract accounting, a misclassification error and the valuation of the related derivative liabilities at March 31, 2009.  Accordingly, the effect of the restatements on the balance sheet at March 31, 2009 and statement of operations for the three months ended March 31, 2009 has been summarized below:

Effect of Correction	As Previously Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2009

(1) Costs in Excess of Billings	15,551	86,477	102,028

(2) Deferred financing costs	435,986	108,750	544,736

(3) Accounts payable and accrued liabilities	1,625,005	105,834	1,519,171

(4) Billings in Excess of Costs	823,478	(216,417)	607,061

(5) February 2009 Convertible Notes	564,984	49,801	515,183

(6) Derivative Liability	4,885,000	(578,972)	4,306,028

(7)Accumulated Deficit	16,701,824	(1,146,263)	15,555,561

Statement of Operations for the three months ended March 31, 2009

(8) Sales	1,298,458	(243,756)	1,054,702

(9) Cost of sales	1,365,543	(546,650)	818,893

(10) Selling, general and administrative	268,271	(36,250)	232,021

(11) Marked-to-Market Gain (Loss)	(2,738,436)	937,458	(1,800,978)

(12) Interest expense	(490,498)	(177,897)	(668,395)

(13) Net Loss	(3,821,869)	1,146,263	(2,675,606)

Net Loss Available to common shareholders	(3,821,869)	1,146,263	(2,675,606)

EPS – Basic	(0.25)	0.08	(0.17)

EPS - Diluted	(0.25)	0.08	(0.17)

(1)	Adjustment in order to reconcile the Company’s balance sheet account to the Company’s contract accounting worksheets.

(2)	Represents the reclassification of $145,000 of financing costs in connection with the February 2009 notes, less amortization of $36,250.

(3)	Adjustment primarily reflects a classification error of $80,000 related to derivative liabilities.

(4)	Adjustment in order to reconcile the Company’s balance sheet account to the Company’s contract accounting worksheets.

(5)
Adjustment reflects an increase of $278,486 of debt discount related to the valuation of the conversion options and an increase of $119,935 of amortization of such options, net of reclassification of financing costs of $108,750 noted in (2) above.

(6)
Adjustment reflects an increase of $278,486 related to the valuation of the conversion options of the February 2009 notes and a decrease in the loss on fair value of $937,458 and corrections of $80,000 of misclassifications between the change in fair value and interest expense.

(7)	and (13) The cumulative effect of adjustments (8) through (12).

(8)	and (9) Adjustment in order to reconcile the Company’s P&L accounts to the Company’s contract accounting worksheets.

(10)	Adjustment relates to the reclassification of deferred financing costs to interest expense.

(11)
Adjustment primarily relates to an increase of $278,486 in the original valuation of the conversion options in connection with the February 2009 notes, misclassification of derivative liabilities noted in (3) above and an overall decrease in the valuation of all derivatives of $578,972.

(12)	Adjustment relates to proper classification and recording of interest expense.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q/A. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, and market and general policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-Q are qualified in their entirety by this statement.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO MARCH 31, 2008.

     Revenues.  The Company generated revenues of $1,054,702 for the three months ended March 31, 2009, which was a $471,900 or 31% decrease from $1,526,602 for the three months ended March 31, 2008.  The decrease is the result of lower then usual sales due to a tighter credit market and less availability of funds for companies to make capital equipment purchases.

     Gross Profit.  Gross profit for the three  months  ended March 31,  2009,  was $235,809 or 22% of revenues,  compared to $218,123 or 14% of revenues for the three months ended March 31, 2008, a 8% increase. The increase in gross profit is due to management strategy to lower cost of sales through reduction of overhead expenses and cost of materials.

    Operating Expenses.  The Company incurred total operating expenses of $447,723 for the three months ended March 31, 2009, which was a $315,186 or 41% decrease from $762,909 for the three months ended March 31, 2008. In the three months ended March 31, 2009, compared with the three months ended March 31, 2008, all the operating expenses increased (decreased) as follow:

Increase/(Decrease) %
Consulting and other compensation	(77)
Salaries and related	186
Selling, general and administrative	(57)

The decrease in consulting and other compensation is due to the reduction in the number of consulting contracts and the expiration of the existing contracts. The increase in salaries and related costs is due to the reclassification of certain costs to compensation. Selling, general and administrative expenses decreased due to management strategy to reduce operating expenses.

     Operating Loss.  Operating loss for the three months ended March 31, 2009, was $211,914 compared to $544,786 for the three months ended March 31, 2008. The decrease in loss of $332,872 is primarily due to decreased cost of sales and decreased selling, general and administrative expenses for the quarter ended March 31, 2009.

     Interest Expense and Debt Discount Amortization.  Interest expense for the three months ended March 31, 2009, was $668,395 compared with $486,769 for the three months ended March 31, 2008. The increase of $181,626 in interest expenses is due to additional interest on new convertible loans.

Change in Fair Value of Derivative Liabilities. In connection with its convertible notes, the Company recorded conversion options and warrant derivative liabilities. The derivative liabilities are reevaluated each reporting period. During the three months ended March 31, 2009, we recorded a loss of $1,800,978 on the change in fair value due to the increase in our stock price from December 31, 2008.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

The net increase in cash during the three months ended March 31, 2009 was $236,206. The increase is due to proceeds from issuance of convertible notes payable in which we received net proceeds of $700,000.

 For the three months ended March 31, 2009, the cash provided by financing activities was $710,169, compared with $6,503 in the three months ended March 31, 2008. For the three months ended March 31, 2009, $473,976 cash was used by operating activities.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $15,556,000, a net loss of approximately $2,677,000, a working capital deficit of approximately $7,339,000 and was also in default on two of its convertible notes. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales along with renegotiated or new debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2009. Therefore, the Company will be required to seek additional funds to finance its long-term operations.  The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

      None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3.     Defaults Upon Senior Securities

Starting October 2008, the Company has been in default with all monthly payments on the 12% CAMOFI and 15% CAMHZN Convertible Note payable. As of March 31, 2009, the Company’s default principal and interest aggregate to $530,000.

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

August 28, 2009	NEW CENTURY COMPANIES, INC.

/s/ DAVID DUQUETTE
Name: David Duquette
Title: Chairman, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

August 28, 2009	/s/ DAVID DUQUETTE
Name: David Duquette
Title: Chairman, President and Director

August 28, 2009	/s/ JOSEF CZIKMANTORI
Name: Josef Czikmantori
Title: Secretary and Director