Form 10-Q
period 2009-09-30
NEW CENTURY COMPANIES INC
filed 2009-11-16
CIK 318716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No x

As of November 5, 2009, the Company had 21,045,500 shares of common stock, $0.10 par value, issued and outstanding.

NEW CENTURY COMPANIES, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. For example, statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, available cash, research results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Part I - Financial Information

ITEM 1.  FINANCIAL STATEMENTS

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2009 and December 31, 2008

	(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$3,154	$31,889
Contract receivables, net of allowance of $0 and $24,000 for September 30, 2009 and
December 31, 2008, respectively	16,367	237,787
Inventories	399,500	564,022
Costs and estimated earnings in excess of billings on uncompleted contracts	124,516	416,664
Deferred financing costs	201,779	252,305
Prepaid expenses and other current assets	160,466	168,668

Total current assets	905,782	1,671,335

Property and Equipment, net	131,572	186,906
Deferred Financing Costs, net	91,844	233,702

Total Assets	$1,129,198	$2,091,943

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$20,202	$15,329
Accounts payable and accrued liabilities	1,968,865	1,367,464
Dividends payable	500,550	459,275
Billings in excess of costs and estimated earnings on uncompleted contracts	64,660	1,388,348
Capital lease obligation, current portion	17,008	27,874
Derivative liability	24,296,537	2,025,298
Convertible notes payable, net of discounts of $1,374,359 at
September 30, 2009 and $2,439,533 at December 31, 2008, respectively	3,200,922	1,137,748

Total current liabilities	30,068,744	6,421,336

Long Term Liabilities
Capital lease obligation, long term portion	-	9,804

Total liabilities	30,068,744	6,431,140

Commitments and Contingencies

Stockholders' Deficit
Cumulative, convertible, Series B preferred stock, $1 par value,
15,000,000 shares authorized, no shares issued and outstanding
(liquidation preference of $25 per share)	-	-
Cumulative, convertible, Series C preferred stock, $1 par value,
75,000 shares authorized, 26,880 shares issued and outstanding
(liquidation preference of $981,000)	26,880	26,880
Cumulative, convertible, Series D preferred stock, $25 par value,
75,000 shares authorized, 11,640 shares issued and outstanding
(liquidation preference of $482,000)	291,000	291,000
Common stock, $0.10 par value, 50,000,000 shares authorized;
15,315,500 shares issued and outstanding
at September 30, 2009 and 15,344,654 at December 31, 2008	1,531,551	1,534,466
Notes receivable from stockholders	(564,928)	(564,928)
Deferred equity compensation	(46,668)	(101,667)
Additional paid-in capital	6,886,444	7,355,007
Accumulated deficit	(37,063,825)	(12,879,955)

Total stockholders' deficit	(28,939,546)	(4,339,197)

Total Liabilities and Stockholders' deficit	$1,129,198	$2,091,943

See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		(As Restated)		(As Restated)
	2009	2008	2009	2008

CONTRACT REVENUES	$644,609	$997,890	$3,058,941	$3,959,168

COST OF SALES	653,060	1,328,845	2,665,683	4,000,938

GROSS PROFIT (LOSS)	(8,451)	(330,955)	393,258	(41,770)

OPERATING EXPENSES
Consulting and other compensation	424,126	121,058	563,899	466,440
Salaries and related	122,129	124,193	358,625	305,919
Selling, general and administrative	46,992	90,711	414,980	753,074
TOTAL OPERATING EXPENSES	593,247	335,962	1,337,504	1,525,433

OPERATING LOSS	(601,698)	(666,917)	(944,246)	(1,567,203)

OTHER INCOME (EXPENSES)
Gain on write off of accounts payable	-	-	5,680	60,205
Loss on valuation of derivative liabilities	(19,649,947)	(791,700)	(21,225,850)	(5,995)
Interest expense	(1,064,798)	(485,802)	(2,685,653)	(1,340,215)

TOTAL OTHER EXPENSES, net	(20,714,745)	(1,277,502)	(23,905,823)	(1,286,005)

NET LOSS	$(21,316,443)	$(1,944,419)	$(24,850,069)	$(2,853,208)

Preferred Stock Dividends	$-	-	$(41,275)	$(41,275)

NET LOSS APPLICABLE
TO COMMON STOCKHOLDERS	$(21,316,443)	$(1,944,419)	$(24,891,344)	$(2,894,483)

Basic and diluted net loss available to
common stockholders per common share	$(1.39)	$(0.13)	$(1.62)	$(0.20)

Basic and diluted weighted average common
shares outstanding	15,358,665	15,344,656	15,349,376	14,478,506

 See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

		As Restated
	2009	2008

Cash flows from operating activities:
Net loss	$(24,850,068)	$(2,853,208)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization of property and equipment	62,032	61,708
Bad debt expense	-	2,260
Gain on write off of accounts payable	(5,680)	(60,205)
Amortization of deferred financing cost	337,384	216,298
Amortization of stock-based consulting fees	54,999	208,254
and employee compensation
Amortization of BCF and debt discount	1,901,039	1,808,684
Estmated fair value of options issued to employees and consultants	365,520	-
(Gain) / loss on valuation of liabilities	21,225,850	5,995
Warrants issued in connection with debt extension	80,000	-

Changes in operating assets and liabilities:
Contracts receivable	221,420	385,937
Inventories	164,522	216,991
Costs and estimated earnings in excess of billings on
uncompleted contracts	292,148	48,042
Prepaid expenses and other current assets	8,202	(274,579)
Accounts payable and accrued liabilities	607,079	(859,705)
Billings in excess of costs and estimated earnings on
uncompleted contracts	(1,323,688)	361,140

Net cash used in operating activities	(859,242)	(732,388)

Cash flows from investing activities:
Purchases of property and equipment	(6,698)	(32,225)

Cash flows from financing activities:
Bank overdraft	4,873	(12,355)
Proceeds from issuance of convertible notes payable	853,000	600,000
Principal payments on notes payable and capital lease	(20,668)	(100,413)

Net cash provided by financing activities	837,205	487,232

Net decrease in cash	(28,735)	(277,381)

Cash at beginning of period	31,889	281,729

Cash at end of period	$3,154	$4,348

Supplemental disclosure of non-cash financing and investing activities:

Accrued cumulative dividends on preferred stock	$41,275	$41,275

Debt discount recorded on convertible notes payable, net of financing
costs	$588,695	$2,827,643

Stock and warrants issued for financing costs	$-	$102,500

Cashless exercise of stock options	$6,591	$-

Reclassification of the estimated fair value of non-employee options
and warrants to derivative liability	$129,524	$-

Cumulative effect to retained earnings due to reclassification of
non-employee options and warrants to derivative liability	$707,474	$-

 See accompanying notes to the condensed consolidated financial statements.

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (As Restated)

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

The Company trades on the OTC Bulletin Board under the symbol "NCNC ".

On October 9, 2009, the Company entered into a share exchange agreement with Precision Aerostructures, Inc. ("PAI") pursuant to which the sole shareholder of PAI agreed to transfer all capital stock of PAI to the Company (see Note 6).  The Company and PAI are currently in the process of determining and settling the final acquisition price.  PAI is a world class supplier of precision machined details and assemblies for many of the major aircraft builders in the United States and around the world. PAI specializes in engineering, and manufacturing of precision CNC machined multi-axis structural aircraft components. PAI’s production facility is in Rancho Cucamonga, CA. The share exchange was consummated on October 9, 2009.

Principles Of Consolidation

The condensed consolidated financial statements include the accounts of New Century Companies, Inc. and its wholly owned subsidiary, New Century Remanufacturing, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis Of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the Company's financial position as of September 30, 2009, and the results of operations and cash flows for the interim periods presented, have been made.  Such adjustments consist only of normal recurring adjustments.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results for the full year ending December 31, 2009. Amounts related to disclosure of December 31, 2008 balances within these interim condensed consolidated financial statements were derived from the audited 2008 consolidated financial statements and notes thereto.

The Company has evaluated subsequent events through November 16, 2009, the filing date of this quarterly report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Restatements

The statement of operations for the three and nine months ended September 30, 2008 and the statement of cash flows for the nine months ended September 30, 2008 included herein were restated to reflect the effect of changes to the original accounting for the 12% CAMOFI Note issued in February 2006.  The original accounting did not record the separate derivative liability for the conversion option and warrants in accordance with U.S. accounting standards. For additional information regarding the restatement, see Note 5 and see Note 11 to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Reclassifications

The Company has reclassified the presentation of prior-year information to conform to the current presentation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2009, the Company has an accumulated deficit of approximately $37,064,000, had recurring losses, a working capital deficit of approximately $29,163,000, and was also in default on its convertible notes. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales along with renegotiated or new debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2009. Therefore, the Company will be required to seek additional funds to finance its long-term operations.  The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In response to these problems, management has taken the following actions:

•	continued its aggressive program for selling machines;
•	continued to implement plans to further reduce operating costs; and
•	is seeking investment capital through the public and private markets.

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

Revenue Recognition

The Company's revenues consist primarily of contracts with customers. The Company uses the percentage-of-completion method of accounting to account for long-term contracts pursuant to U.S. accounting standards, and, therefore, takes into account the cost, estimated earnings and revenue to date on fixed-fee contracts not yet completed. The percentage-of-completion method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

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

For revenues from stock inventory the Company follows U.S accounting standards, which outline the basic criteria that must be met to recognize revenue other than revenue on contacts, and provides guidance for presentation of this revenue and for disclosure related to these revenue recognition policies in financial statements filed with the SEC.

The Company accounts for shipping and handling fees and costs in accordance with U.S accounting standards. Shipping and handling fees and costs incurred by the Company are immaterial to the operations of the Company and are included in cost of sales.

In accordance with U.S. accounting standards, revenue is recorded net of an estimate for markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience, current industry trends and estimated costs. As of September 30, 2009, the Company estimated the markdowns, price concessions and warranty costs and concluded amounts are immaterial and did not record any adjustment to revenues.

Warranty

The Company provides a warranty on certain products sold.  Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized.  At September 30, 2009 there was no warranty obligation balance.  At December 31, 2008, the warranty obligation balance was $50,000.  There were no amounts charged to warranty expense in the accompanying consolidated statements of operations during the three and nine months ended September 30, 2009.

Concentrations of Credit Risks

Cash is maintained at various financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each financial institution for up to $250,000 at September  30, 2009 and December 31, 2008.  At times, cash may be in excess of the FDIC insured limit of $250,000.  The Company did not have any significant uninsured bank balances at September 30, 2009 and December 31, 2008.

During the nine montes ended September 30, 2009, sales to five customers accounted for approximately 60% of net sales.  At September 30, 2009, three customers accounted for approximately 95% of the accounts receivable balance.

During the nine months ended September 30, 2008, sales to two customers accounted for approximately 33% of net sales.  At September 30, 2008, four customers accounted for approximately 90% of the accounts receivable balance.

Management reviews the collectability of contract receivables periodically and believes that the allowance for doubtful accounts at September 30, 2009 and December 31, 2008 is adequate. There was no allowance for doubtful accounts at September 30, 2009 and $24,000 at December 31, 2008.

Use of Estimates

In the opinion of management, the accompanying balance sheets and related statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with GAAP.   The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates made by management are, among others, deferred tax asset valuation allowances, realization of inventories, collectability of contracts receivable, the estimation of costs for long-term construction contracts and the valuation of conversion options, stock options and warrants.  Actual results could differ from those estimates.

Basic And Diluted Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for each respective period.

Common stock equivalents, representing convertible Preferred Stock, convertible debt, options and warrants totaling approximately 132,360,000 and 10,101,000 shares at September 30, 2009 and 2008, respectively, are not included in the diluted loss per share as they would be anti-dilutive.

Stock Based Compensation

The Company uses the fair value method of accounting for employee stock compensation cost. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company had no equity incentive awards granted prior to January 1, 2006 that were not yet vested. For the three and nine months ended September 30, 2009, share-based compensation expense of $330,506 and $365,520, respectively, was recognized in the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2008, no share-based compensation expense was recognized in the accompanying condensed consolidated statements of operations.

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

There is no share-based compensation resulting from options granted outside of the Company's Stock Option Plan for the three and nine months ended September 30, 2009 and 2008.

In accordance with U.S. accounting standards, the Company’s policy is to adjust share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience.

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

There were no options granted, exercised or cancelled during the three and nine months ending September 30, 2008.  During the nine months ended September 30, 2009, 100,000 options were exercised and no options were cancelled.  During the nine months ended September 30, 2009 4,200,000 options were granted with a weighted average fair value of $0.08.  There were no shares available for grant at September 30, 2009.

All options outstanding have vested as of September 30, 2009 and are as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term in Years	Value (1)

Vested	8,200,000	$0.13	2.10	$618,750

(1)
Represents the difference between the exercise price and the closing market price of the Company's common stock at the end of the reporting period (as of September 30, 2009 the market price of the Company's common stock was $0.20).

 The Company accounts for transactions involving services provided by third parties where the Company issues equity instruments as part of the total consideration using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable. In transactions when the value of the goods and/or services are not readily determinable the fair value of the equity instruments is more reliably measurable and the counterparty receives equity instruments in full or partial settlement of the transactions, the Company uses the following methodology:

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

The following table summarizes information related to stock options outstanding and exercisable at September 30, 2009:

Exercise Price	Number of Options Outstanding And Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.01-0.08	1,200,000	0.08	$0.08

$ 0.10-0.20	7,000,000	0.02	$0.13

	8,200,000		$0.13

From time to time, the Company issues warrants to employees and to third parties pursuant to various agreements, which are not approved by the shareholders.

Deferred Financing Costs

Direct costs of securing debt financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. During the three months ended September 30, 2009 and 2008, the Company amortized approximately $103,000 and $35,000, respectively, to interest expense. During the nine months ended September 30, 2009 and 2008, the Company amortized approximately $337,000 and $216,000, respectively, to interest expense.

Fair Value Measurements

U.S. accounting standards require disclosure of a fair-value hierarchy of inputs the Company uses to value an asset or a liability. The three levels of the fair-value hierarchy are described as follows:

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

				September 30,
	Level 1	Level 2	Level 3	2009

Fair value of derivative liability	—	$—	$24,296,537	$24,296,537

Total	$—	$—	$24,296,537	$24,296,537

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2009.

Accounting for Derivative Instruments

In connection with the issuance of certain convertible notes payable (see Note 3), the notes provided for a conversion into shares of the Company's common stock at a rate which was determined to be variable. The Company determined that the variable conversion feature was an embedded derivative instrument. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. In addition, as a result of entering into the debenture agreements and subsequent amendments, the Company did not have a sufficient number of authorized shares to settle outstanding and exercisable options, warrants, and convertible instruments.  Therefore, the Company was required to classify all non-employee options and warrants as derivative liabilities and record them at their fair values (See Note 3).  Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

During the three and nine months ended September 30, 2009, the Company recognized other expense of $19,649,947 and $21,225,850, respectively, related to recording the derivative liability at fair value.  During the three and nine months ended September 30, 2008, the Company recognized other expense of $2,327,578 and other income of $260,838, respectively, related to recording the derivative liability at fair value.  At September 30, 2009 and December 31, 2008, the derivative liability balance was $24,296,537 and $2,025,298, respectively.

 Warrant-related and conversion-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the nine months ended September 30, 2009 and 2008: dividend yield of 0%; volatility ranging from 178% to 670% (2009) and 160% to 216% (2008), respectively; and risk free interest rates ranging from 0.19% to 2.54% (2009) and 0.10% to 4.04% (2008).

The following table summarizes the activity related to the derivative liability during the nine months ended September 30, 2009:

Derivative liability - December 31, 2008	$2,025,298

Derivative liability added during the year	1,045,389

Change in fair value of derivative liability	21,225,850

Total derivative liability - September 30, 2009	$24,296,537

Significant Recent Accounting Pronouncements

In the third quarter of 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”). The Codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with GAAP. All accounting guidance that is not included in the Codification will be considered to be non-authoritative. The FASB will issue Accounting Standard Updates (“ASUs”), which will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on changes in the Codification.

ASUs are not authoritative in their own right. The Codification does not change GAAP and did not have an effect on the Company’s financial position or results of operations.

2. CONTRACTS IN PROGRESS

Contracts in progress which include completed contracts not completely billed approximate the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Cumulative costs to date	$2,855,000	$6,756,000
Cumulative gross profit to date	2,417,000	5,768,000

Cumulative revenue earned	5,272,000	12,524,000
Less progress billings to date	(5,212,000)	(13,495,000)

Net under billings	$60,000	$(971,000)

The following approximate amounts are included in the accompanying condensed consolidated balance sheets under these captions:

	September 30, 2009	December 31, 2008

Costs and estimated earnings in excess of billings on uncompleted contracts	$125,000	$417,000

Billings in excess of costs and estimated earnings on uncompleted contracts	(65,000)	(1,388,000)

Net under billings	$60,000	$(971,000)

3. CONVERTIBLE DEBT

CAMOFI AND CAMHZN 12% AND 15% Senior Secured Convertible Debt

The Company’s convertible debt financing, Amended 12% CAMOFI Master LDC (“CAMOFI”) Convertible Note (“Amended 12% CAMOFI Note) and 15% CAMHZN Master LDC (“CAMZHN”) Convertible Note (“15% CAMHZN Note”), are in default.  The last monthly contractual payment on the CAMOFI note was made in October 2008 and no payments have made on the CAMHZN Note which were scheduled to begin on September 1, 2008.  As a result, the Company is in default on these two loans, with an aggregated balance of principal and accrued interest of $4,010,156 at September 30, 2009.  As of September 30, 2009 and December 31, 2008, the principal balances, accrued interest and the debt discounts are presented in the Convertible Debt Table, below.

	September 30, 2009		December 31, 2008
CONV NOTES	CAMOFI	CAMHZN	CAMOFI	CAMHZN
Principal	$2,827,281	$750,000	$2,827,281	$750,000
Discount related to warrants liability	(62,326)	(25,732)	(119,369)	(48,890)
Discount related to convertible option liability	(997,251)	(158,526)	(1,909,996)	(301,200)
Discount related to stock issued with notes	(31,370)	-	(60,078)	-
Notes presented net of debt discounts	$1,736,334	$565,742	$737,838	$399,910

Accrued Interest	$311,001	$121,874	$56,546	$37,500

During the three months ended September 30, 2009 and 2008, the Company amortized debt discounts of approximately $388,000 and $85,146, respectively, to interest expense related to the 12% and 15% Convertible Notes. During the nine months ended September 30, 2009 and 2008, the Company amortized debt discounts of approximately $1,164,000 and $892,000, respectively, to interest expense related to the 12% and 15% Convertible Notes.

The Convertible Debt and Warrant Agreements include an anti-dilution feature and a buy-in clause which cause the embedded conversion option and the warrants to be treated as derivative liabilities which are fair valued on a quarterly basis and the resulting change in fair value of the derivative liabilities are recorded as a gain or loss upon valuation in the statement of operations.

In connection with the Amended 12% CAMOFI Note, the Company issued 725,000 five year warrants with an exercise price of $0.10 and 725,000 five year warrants with an exercise price of $0.20.  Due to the anti-dilution feature in the warrant agreements, the warrants have a reduced exercise price of $0.04 at September 30, 2009 and $0.07 at December 31, 2008, and adjusted total warrants of 5,625,000 and 3,214,286 at September 30, 2009 and December 31, 2008, respectively.  As of September 30, 2009 and December 31, 2008, the fair value of the warrant derivative liability was determined to be $1,105,472 and $151,400 respectively.   Upon valuation, a loss of $896,599 was recorded for the three months ended September 30, 2009. For the nine months ended September 30, 2009, a total loss of $954,072 was recorded.

In connection with the 15% CAMHZN Note, the Company issued 1,000,000 seven year warrants with an exercise price of $0.07.  Due to the anti-dilution feature in the warrant agreements, the warrants have a reduced exercise price of $0.04 at September 30, 2009, and adjusted total warrants of 1,750,000. As of September 30, 2009 and December 31, 2008, the fair value of the warrant derivative liability was determined to be $347,823 and $50,000 respectively. Upon valuation, a loss of $279,349 was recorded for the three months ended September 30, 2009. For the nine months ended September 30, 2009, a total loss of $297,823 was recorded.

The Amended 12% CAMOFI and 15% CAMHZN Notes are both convertible into shares of common stock at a conversion price of $0.04 (subject to adjustment based on the anti-dilution feature). At September 30, 2009 and December 31, 2008, the aggregate fair value CAMOFI conversion option derivative liabilities was $13,762,903 and $1,516,634, respectively. Upon valuation, a loss of $11,296,007 was recorded for the three months ended September 30, 2009. For the nine months ended September 30, 2009, a total loss of $12,246,269 was recorded. At September 30, 2009 and December 31, 2008, the aggregate fair value CAMHZN conversion option derivative liabilities was $3,650,920 and $308,264, respectively. Upon valuation, a loss of $2,996,521 was recorded for the three months ended September 30, 2009. For the nine months ended September 30, 2009, a total loss of $3,342,656 was recorded.

CAMOFI AND CAMHZN Senior Secured Convertible Debt 83.42857% of face amount.

On February 18, 2009, the Company entered into an agreement with CAMOFI for the issuance of a Senior Secured Convertible Note for $701,200 (the “February CAMOFI Note”), maturing on August 18, 2009. The Note can be converted at $0.07 per share at any time during the term of the convertible note subject to certain anti-dilution adjustments.

On February 18, 2009, the Company entered into an agreement with CAMHZN for the issuance of a Senior Secured Convertible Note for $173,800 (the “February CAMHZN Note”) maturing on August 18, 2009. The Note can be converted at $0.07 per share at any time during the term of the convertible note subject to certain anti-dilution adjustments.

Per U.S. accounting standards, the conversion option is a derivative liability. The Company recorded at issuance a $384,460 derivative liability for the February CAMOFI Note, and a $95,292 derivative liability for the February CAMHZN Note. The conversion option liability is revalued each quarter.

At September 30, 2009 the fair values of the conversion features were $3,413,367 for the February CAMOFI Note and $846,040 for the February CAMHZN Note.  Upon valuation, a loss of $2,866,582 and $710,514, respectively, was recorded for the February CAMOFI and February CAMHZN notes for the three months ended September 30, 2009.  For the nine months ended September 30, 2009, a loss of $3,029,907 and $750,748, respectively, was recorded for the February CAMOFI and February CAMZHN notes.

The Company recorded deferred financing costs at issuance of $116,200 on the February CAMOFI Note and $28,800 on the February CAMHZN Note for the difference between the face amount of the notes and the net proceeds received. In addition, the discounts resulting from the conversion options of $384,460 on the February CAMOFI Note and $95,292 on the February CAMHZN Note were amortized into interest expense ratably over the life of the Notes. For the three months ended September 30, 2009, the Company recorded amortization expense on the conversion option and issuance costs of $96,039 and $30,479, respectively, on the February CAMOFI Note and $23,896 and $7,554, respectively, on the February CAMHZN Note. For the nine months ended September 30, 2009, the Company recorded amortization expense on the conversion option and issuance costs of $384,460 and $116,200, respectively, on the February CAMOFI Note and $95,292 and $28,800, respectively, on the February CAMHZN Note.

On August 18, 2009, The Company entered into an amendment (the "2009 Amendment") of the February CAMOFI Note and February CAMZHN Note. Pursuant to the 2009 Amendment, the notes were amended as follows:

(a) The maturity dates were extended to August 1, 2010.

(b) The conversion price of the notes was reset to $0.04 per share.

In consideration for the 2009 Amendment, the Company issued 800,000 and 200,000 seven year warrants with an exercise price of $0.000001 per share to CAMOFI and CAMZHN, respectively.  This issuance was not considered an anti-dilution event, therefore no conversion or exercise price adjustments were effected.  The Company recorded on August 18, 2009 a derivative liability of $64,000 for the CAMOFI warrants and $16,000 for the CAMZHN warrants.  At September 30, 2009 the fair value was $160,000 for the CAMOFI warrants and $40,000 for the CAMZHN warrants.  Upon valuation a loss of $96,000 and $24,000, respectively, was recorded for the CAMOFI and CAMZHN warrants for the three and nine months ended September 30, 2009.

On July 17, 2009, the Company entered into an agreement with CAMOFI for the issuance of a Senior Secured Convertible Note for $50,400 (the “July CAMOFI Note”), maturing on August 1, 2010. The July CAMOFI Note can be converted at $0.04 per share at any time during the term of the convertible note, subject to certain anti-dilution adjustments. The note is secured by all of the assets of the Company.

On July 17, 2009, the Company entered into an agreement with CAMHZN for the issuance of a Senior Secured Convertible Note for $12,600 (the “July CAMZHN Note”) maturing on August 1, 2010. The July CAMZHN Note can be converted at $0.04 per share at any time during the term of the convertible note, subject to certain anti-dilution adjustments.

Per U.S. accounting standards, the conversion option of the July CAMOFI and CAMZHN notes is a derivative liability. The Company recorded at issuance a $39,154 derivative liability for the July CAMOFI Note, and a $9,789 derivative liability for the July CAMHZN Note. The conversion option liability is revalued each quarter. At September 30, 2009 the fair value of the conversion features were $245,342 for the July CAMOFI Note and $61,335 for the July CAMHZN Note.  Upon valuation, a loss of $206,188 and $51,546, respectively, was recorded for the July CAMOFI and CAMZHN notes for the three and nine months ended September 30, 2009.

The discounts are amortized into interest expense ratably over the life of the Notes. For the three and nine months ended September 30, 2009, the Company recorded amortization expense on the conversion option of $7,831 on the July CAMOFI Note and $1,958 on the July CAMHZN Note.

On September 25, 2009, the Company entered into an agreement with CAMOFI for the issuance of a Senior Secured Convertible Note for $48,000 (the “September CAMOFI Note”), maturing on August 1, 2010. The September CAMOFI Note can be converted at $0.04 per share at any time during the term of the convertible note, subject to certain anti-dilution adjustments. The note is secured by all of the assets of the Company.

On September 25, 2009, the Company entered into an agreement with CAMHZN for the issuance of a Senior Secured Convertible Note for $12,000 (the “September CAMZHN Note”) maturing on August 1, 2010. The September CAMZHN Note can be converted at $0.04 per share at any time during the term of the convertible note, subject to certain anti-dilution adjustments.

Per U.S. accounting standards, the conversion option of the September CAMOFI and CAMZHN notes is a derivative liability. The Company recorded at issuance a $245,736 derivative liability for the September CAMOFI Note, and a $61,434 derivative liability for the September CAMHZN Note, corresponding debt discounts of $48,000 and $12,000 and interest expense of $197,736 and $49,434, respectively. The conversion option liability is revalued each quarter. At September 30, 2009 the fair value of the conversion features were $233,659 for the September CAMOFI Note and $58,415 for the September CAMHZN Note.  Upon valuation, a gain of $12,077 and $3,019, respectively, was recorded for the September CAMOFI and CAMZHN notes for the three and nine months ended September 30, 2009.

The discounts will be amortized into interest expense ratably over the life of the Notes.

As a result of the reset of the conversion and exercise prices to $0.04 per share, the Company did not have a sufficient number of authorized shares to settle outstanding and exercisable options, warrants, and convertible instruments.  As a result, during the three and nine months ended September 30, 2009, the Company reclassified non-employee warrants and stock options that were previously recorded to additional paid-in capital to  derivative liability.  The non-employee warrants and stock options were initially valued at $836,998 and recorded as additional paid-in capital.  The $707,474 difference between the derivative liability of $129,524 and the $836,998 amount recorded in additional paid-in capital was recorded as a cumulative retained earnings adjustment.  The derivative liability is revalued each quarter.  At September 30, 2009, the fair value was $371,261.  Upon valuation, a loss of $241,737 was recorded for the three and nine months ended September 30, 2009.

Convertible notes payable, net of debt discounts, consist of the following at September 30, 2009:

Amended 12% CAMOFI Note, net of discount of $1,090,947	$1,736,334
15% CAMZHN Note, net of discount of $184,258	565,742
February CAMOFI Note	701,200
February CAMZHN Note	173,800
July CAMOFI Note, net of discount of $31,323	19,077
July CAMZHN Note, net of discount of $7,831	4,769
September CAMOFI Note, net of discount of $48,000	-
September CAMZHN Note, net of discount of $12,000	-
$3,200,922

4. EQUITY TRANSACTIONS

Stock Option Exercise

On September 15, 2009, an employee exercised options to purchase shares of common stock on a cashless basis.  The holder converted a total of 100,000 options for 65,908 shares of the Company’s common stock.

Equity Compensation

In February 2008, the Company entered into a one year contract with a third party for public relations services valued at $30,000. The fee was paid in the form of 150,000 shares of the Company’s common stock based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and is amortized to operating expense over the life of the agreement. Consulting fees under this contract of $0 and $5,000 were amortized to expense during the three months ended September 30, 2009 and September 30, 2008, respectively. Consulting fees under this contract of $2,500 and $20,000 were amortized to expense during the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009 the balance of deferred consulting fees was fully amortized.

In February 2008, the Company entered into a three month contract with a third party for public relations services valued at $20,000. The fee was paid in the form of 100,000 shares of the Company’s common stock based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and is amortized to operating expense over the life of the agreement. Consulting fees under this contract of $20,000 were amortized to expense during the nine months ended September 30, 2008.

In March 2008, the Company entered into a one month contract with a third party for public and financial communication services valued at $25,000. The fee was paid in the form of 125,000 shares of the Company’s common stock based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and is amortized to operating expense over the life of the agreement. Consulting fees under this contract of $25,000 were amortized to expense during the nine months ended September 30, 2008.

In June 2007, the Company entered into a three year contract with a third party for internet public investor relations services valued at $210,000. The fee was paid in the form of 300,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge. $18,000 was amortized to operating expense during the three months ended September 30, 2009 and 2008. $53,000 was amortized to operating expense during the nine months ended September 30, 2009 and 2008. At September 30, 2009 and December 31, 2008, the remaining deferred consulting fees totaled $46,700 and $101,667, respectively.

Dividends on preferred stock

The preferred shares Series C and preferred shares Series D shares have a mandatory cumulative dividend of $1.25 per share, which is payable on a semi-annual basis in September and December each year to holders of record on November 30 and May 31. The preferred shareholders have certain liquidation preferences and do not have voting rights.

At September 30, 2009 and December 31, 2008, the Company had a total of 26,680 preferred shares Series C and 11,640 preferred shares Series D issued and outstanding. As of September 30, 2009 and December 31, 2008, the Company’s accumulated dividends payable were $500,550 and $459,275, respectively.

5. RESTATEMENT

The statement of operations and cash flows for the three and nine months ended September 30, 2008 included herein were restated to reflect the effect of changes to the original accounting for the CAMOFI Note issued in February 2006.  The original accounting did not record a separate derivative for the conversion option and the warrants.

The effect of these changes impacted the balance sheet and the statement of operations from February 2006 through December 31, 2008. The balance sheet effect is due to recording the conversion option and warrant liabilities and the effect on the statement of operations is due to the gains and losses from the quarterly fair value adjustments and an increase in interest expense. Accordingly, the statement of operations for the three and nine months ended September 30, 2008 has been restated as summarized below:

Effect of Correction	As Previously Reported	Adjustment	As Restated
Balance Sheet as of September 30, 2008
Conversion Option Liability	-	4,032,781	4,032,781
Warrant Liability	-	310,389	310,389
Convertible Note Payable	543,390	(348,758)	194,632
Accumulated Deficit	13,860,275	1,697,812	15,558,087
Total Stockholders’ Deficit	3,604,689	3,859,895	7,464,584
Statement of Operations for the three months ended September 30, 2008
Marked-to-Market Gain (Loss)	(37,899)	(753,801)	(791,700)
Interest Expense	57,387	428,415	485,802
Net Income (Loss)	(762,203)	(1,182,216)	(1,944,419)
Net Income (Loss) Available to common shareholders	(803,478)	(1,140,941)	(1,944,419)
EPS - Diluted	(0.05)	(0.08)	(0.13)
Statement of Operations for the nine months ended September 30, 2008
Marked-to-Market Gain (Loss)	(37,899)	31,904	(5,995)
Interest Expense	1,041,538	298,677	1,340,215
Net Income (Loss)	(2,586,435)	(266,773)	(2,853,208)
Net Income (Loss) Available to common shareholders	(2,627,710)	(266,773)	(2,894,483)
EPS – Basic and Diluted	(0.18)	(0.02)	(0.20)

6. SUBSEQUENT EVENTS

Stock issuances

On October 19, 2009, the Company issued 100,000 shares of common stock to a consultant in consideration for services rendered that were valued at $18,000

On October 19, 2009, 630,000 options to purchase common stock that were previously granted to a consultant were exercised at an exercise price of $0.15 per share.

Acquisition of 100% of the Outstanding Stock of Precision Aerostructures, Inc

On October 9, 2009, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with PAI and Michael Cabral (“Cabral”) pursuant to which Cabral, as the sole shareholder of PAI, agreed to transfer to the Company, and the Company agreed to acquire from Cabral, all of the capital stock of PAI (the “PAI Shares”) in exchange for 5,000,000 shares of the Company’s common stock (the “NCCI shares”) and a promissory note (the “Note”) in the principal amount of $500,000 payable from the proceeds of any equity financing with gross proceeds of at least $2,000,000, provided that the investors in such financing permit the proceeds thereof  to be used for such purpose.

Additionally, at such time (the “Vesting Date”) as the cumulative net income of PAI is at least $3,000,000 for the period commencing on January 1, 2010 and ending on October 9, 2012 the Company will issue to Cabral warrants (the “Warrants”) to purchase 3,000,000 shares of the Company’s common stock.  The Warrants will be for a term of the earlier of three years from the Vesting Date or January 1, 2014, and shall have an exercise price of $0.10 per share. The share exchange was consummated on October 9, 2009.

PAI is a world class supplier of precision machined details and assemblies for many of the major aircraft builders in the United States and around the world. PAI specializes in engineering, and manufacturing of precision CNC machined multi-axis structural aircraft components.  PAI’s production facility is in Rancho Cucamonga, California.

The terms of the purchase were the result of arms-length negotiations.

Additionally, the Company advanced $250,000 to PAI.

The Company and PAI are currently in the process of determining and settling the final acquisition price.

Following the acquisition, the Company will report PAI' results of operations as a new segment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate, and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, and market and general policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-Q are qualified in their entirety by this statement.

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

The primary industry segments in which the Company’s machines are utilized to make component parts are in aerospace, power generation turbines, military, component parts for the energy sector for natural gas and oil exploration and medical fields. The Company sells its products to customers located in United States, Canada and Mexico. There were no significant international sales during 2009 and 2008.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO SEPTEMBER 30, 2008.

     Revenues.  The Company generated revenues of $644,609 for the three months ended September 30, 2009, which was a $353,281 or 35% decrease from $997,890 for the three months ended  September 30,  2008.  The decrease is the result of lower than general economic climate and a tighter credit market.

     Gross Loss.  Gross loss for the three  months  ended September 30,  2009,  was $8,451 or -1% of revenues,  compared to $330,955 or -33% of revenues for the three months ended September 30, 2008, a 97% decrease. The decrease in gross loss is due to management strategy to lower cost of sales through reduction of overhead expenses and cost of materials.

     Operating Expenses. The Company incurred total operating expenses of $593,247 for the three months ended September 30, 2009, which was a $257,285 or 77% increase from $335,962 for the three months ended September 30, 2008. In the three months ended September 30, 2009, compared with the three months ended September 30, 2008, operating expenses increased (decreased) as follows:

Increase/(Decrease) %
Consulting and other compensation	250
Salaries and related	42
Selling, general and administrative	(63)

The increase in consulting and other compensation is due to approximately $331,000 of compensation expense related to the issuance of 4,200,000 common stock options. Selling, general and administrative expenses decreased primarily due to the above reclassification, and secondarily due to management’s strategy to reduce operating expenses.

     Operating Loss.  Operating loss for the three months ended September 30, 2009, was $601,698 compared to $666,917 for the three months ended September 30, 2008. The decrease in loss of $65,219 is primarily due to decreased cost of sales and decreased selling, general and administrative expenses for the quarter ended September 30, 2009.

     Interest Expense.  Interest expense for the three months ended September 30, 2009, was $1,064,798 compared with $485,802 for the three months ended September 30, 2008. The increase of $578,996 in interest expenses is due to additional interest on new convertible loans.  A significant component of interest expense relates to the non-cash amortization of debt discounts, which approximated $765,000 and $370,000 during the three months ended September 30, 2009 and 2008, respectively.

     Loss on valuation of Derivative Liabilities. In connection with its convertible notes, the Company recorded conversion options and warrant derivative liabilities. The derivative liabilities are revalued each reporting period.  During the three months ended September 30, 2009, we recorded a $19,649,947 loss on the change in fair value due to the increase in stock price and decrease in the conversion and warrant exercise prices. For the three months ended September 30, 2009, we recorded a $14,356,701 loss from the increase in fair value of the conversion option liability and a $992,599 loss from increase in fair value of the warrant liability on the CAMOFI Convertible Notes. Also, for the three months ended September 30, 2009, a $3,755,561 loss from increase in fair value of the conversion option liability and a $303,349 loss from the increase in fair value of the warrant liability on the CAMHZN Convertible Notes.  Also, for the three months ended September 30, 2009, a $241,737 loss from increase in fair value of the derivative liability related to the non-employee stock options and warrants.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO SEPTEMBER 30, 2008.

Revenues.  The Company generated revenues of $3,058,941 for the nine months ended September 30, 2009, which was a $900,227 or 23% decrease from $3,959,168 for the nine months  ended  September 30,  2008.  The decrease is the result of the general economic climate and a tighter credit market.

Gross Profit / (Loss).  Gross profit for the nine  months  ended September 30,  2009,  was $393,258 or 13% of revenues,  compared to a gross loss of $41,770 or -1% of revenues for the nine months ended September 30, 2008, a $435,028 increase. The increase in gross profit is due to due to management strategy to lower cost of sales through reduction of overhead expenses and cost of materials.

Operating Expenses. The Company incurred total operating expenses of $1,337,504 for the nine months ended September 30, 2009, which was a $187,929 or 12% decrease from $1,525,433 for the nine months ended September 30, 2008. In the nine months ended September 30, 2009, compared with the nine months ended September 30, 2008, operating expenses increased (decreased) as follows:

Increase/(Decrease) %
Consulting and other compensation	21
Salaries and related	68
Selling, general and administrative	(51)

The increase in consulting and other compensation is due to approximately $366,000 of compensation expense related to the issuance of 4,200,000 common stock options and the vesting of common stock options granted in 2008. Selling, general and administrative expenses decreased primarily due to above reclassification, and secondarily due to management’s strategy to reduce operating expenses.

Operating Loss.  Operating loss for the nine months ended September 30, 2009, was $944,246 compared to $1,567,203 for the nine months ended September 30, 2008. The decrease in loss of $622,957 or 40% is primarily due to decreased consulting and selling, general and administrative expenses.

 Interest Expense.  Interest expense for the nine months ended September 30, 2009, was $2,685,653 compared with $1,340,215 for the nine months ended September 30, 2008. The increase of $1,345,438, or 100%, in interest expenses is due to additional interest on new convertible loans.  A significant component of interest expense relates to the non-cash amortization of debt discounts, which approximated $1,901,000 and $1,808,684 during the nine months ended September 30, 2009 and 2008, respectively.

Loss on Valuation of Derivative Liabilities. In connection with its convertible notes, the Company recorded conversion options and warrant derivative liabilities. The derivative liabilities are revalued each reporting period.  For the nine months ended September 30, 2009, we recorded a $21,225,850 loss on the change in fair value due to the increase in stock price and decrease in the conversion and warrant exercise prices.  For the nine months ended September 30, 2009,we recorded a $15,470,287 loss from the increase in fair value of the conversion option liability and a $1,050,072 loss from the increase in fair value of the warrant liability on the CAMOFI Convertible Notes. Also, for the nine months ended September 30, 2009, we recorded a $4,141,931 loss from the increase in fair value of the conversion option liability and a $321,823 loss from the increase in fair value of the warrant liability on the CAMHZN Convertible Notes.  Also, for the three months ended September 30, 2009, a $241,737 loss from increase in fair value of the derivative liability related to the non-employee stock options and warrants.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

The net decrease in cash during the nine months ended September 30, 2009 was $28,735.

For the nine months ended September 30, 2009, the cash provided by financing activities was $837,205, compared with $487,232 in the nine months ended September 30, 2008. For the nine months ended September 30, 2009, $859,242 cash was used in operating activities, compared with $732,388 in the nine months ended September 30, 2008.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $37,064,000, a net loss of approximately $24,850,000, a working capital deficit of approximately $29,163,000 and was also in default on two of its convertible notes payable with a combined principal and accrued interest balance of approximately $4,100,000 at September 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales along with renegotiated or new debt and equity financing arrangements which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2009. Therefore, the Company will be required to seek additional funds to finance its long-term operations.  The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In response to these problems, management has taken the following actions:

•	continued its aggressive program for selling machines;
•	continued to implement plans to further reduce operating costs; and
•	is seeking investment capital through the public and private markets.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts, inventories, and derivative liabilities. Actual results could differ from these estimates. The accounting policies stated below are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

Revenue Recognition

Service revenues are billed and recognized in the period the services are rendered.

The Company accounts for shipping and handling fees and costs in accordance with U.S. accounting standards.  Such fees and costs incurred by the Company are recorded to cost of goods sold and are immaterial to the operations of the Company.

Revenue is recorded net of an estimate of markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience, current industry trends and estimated costs.

Management believes that the Company's revenue recognition policy for services and product sales conforms to U.S. accounting standards. The Company recognizes revenue of long-term contracts pursuant to U.S. accounting standards.

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

Accounting for Derivative Instruments

The Company records liabilities for embedded derivatives related to its convertible notes payable at their fair values at the inception date of the notes.  In accordance with U.S. accounting standards, the derivative liabilities are revalued at each subsequent balance sheet date.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of September 30, 2009 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

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

   We have not consulted with other outside parties with accounting experience to assist us in the SEC filings and disclosures.

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

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

      None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3.     Defaults Upon Senior Securities

Starting October 2008, the Company has been in default with monthly payments on the 12% CAMOFI and 15% CAMHZN Convertible Note payable. As of September 30, 2009, the amount of payments in arrears of principal and interest aggregate to $1,500,000.

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

November 16, 2009	NEW CENTURY COMPANIES, INC.

/s/ DAVID DUQUETTE
Name: David Duquette
Title: Chairman, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

November 16, 2009	/s/ DAVID DUQUETTE
Name: David Duquette
Title: Chairman, President and Director

November 16, 2009	/s/ JOSEF CZIKMANTORI
Name: Josef Czikmantori
Title: Secretary and Director