Form 10-Q/A
period 2009-03-31
NEW CENTURY COMPANIES INC
filed 2009-11-19
CIK 318716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment no. 2

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

Explanatory Note

We are filing this Amendment No. 2 to Form 10-Q for the three-month period ended March 31, 2009, to include the review report of our independent registered public accounting firm.  We have not updated any other information included in this report, except to currently date our certifications, as required by Sections 302 and 906 of the Sarbanes Oxley Act.

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

Part I - Financial Information

ITEM 1.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of New Century Companies, Inc. and Subsidiary

We have reviewed the accompanying condensed consolidated balance sheet of New Centuries Companies, Inc. and Subsidiary (the “Company”) as of March 31, 2009, and the related condensed consolidated statements of operations and cash flows for the three-month period ended March 31, 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ KMJ Corbin & Company LLP
Costa Mesa, CA
August 31, 2009

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

Significant Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162 ("SFAS No. 168") .   The Codification will become the source of authoritative U.S. GAAP.  The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company expects to adopt this standard with the filing of its Quarterly Report on Form 10-Q for the period ended September 30, 2009 and does not expect the standard to have a material impact on the Company’s  consolidated financial statements.

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

Effect of Correction	As Previously Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2009

(1) Costs in Excess of Billings	15,551	86,477	102,028

(2) Deferred financing costs	435,986	108,750	544,736

(3) Accounts payable and accrued liabilities	1,625,005	(105,834)	1,519,171

(4) Billings in Excess of Costs	823,478	(216,417)	607,061

(5) February 2009 Convertible Notes	564,984	(49,801)	515,183

(6) Derivative Liability	4,885,000	(578,972)	4,306,028

(7)Accumulated Deficit	16,701,824	(1,146,263)	15,555,561

Statement of Operations for the three months ended March 31, 2009

(8) Sales	1,298,458	(243,756)	1,054,702

(9) Cost of sales	1,365,543	(546,650)	818,893

(10) Selling, general and administrative	268,271	(36,250)	232,021

(11) Marked-to-Market Gain (Loss)	(2,738,436)	937,458	(1,800,978)

(12) Interest expense	(490,498)	(177,897)	(668,395)

(13) Net Loss	(3,821,869)	1,146,263	(2,675,606)

Net Loss Available to common shareholders	(3,821,869)	1,146,263	(2,675,606)

EPS – Basic	(0.25)	0.08	(0.17)

EPS - Diluted	(0.25)	0.08	(0.17)

(1)	Adjustment in order to reconcile the Company’s balance sheet account to the Company’s contract accounting worksheets.

(2)	Represents the reclassification of $145,000 of financing costs in connection with the February 2009 notes, less amortization of $36,250.

(3)	Adjustment primarily reflects a classification error of $80,000 related to derivative liabilities.

(4)	Adjustment in order to reconcile the Company’s balance sheet account to the Company’s contract accounting worksheets.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO MARCH 31, 2008.

     Revenues ..  The Company generated revenues of $1,054,702 for the three months ended March 31, 2009, which was a $471,900 or 31% decrease from $1,526,602 for the three months ended March 31, 2008.  The decrease is the result of lower then usual sales due to a tighter credit market and less availability of funds for companies to make capital equipment purchases.

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

November 19, 2009	NEW CENTURY COMPANIES, INC.

/s/ DAVID DUQUETTE
Name: David Duquette
Title: Chairman, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

November 19, 2009	/s/ DAVID DUQUETTE
Name: David Duquette
Title: Chairman, President and Director

November 19, 2009	/s/ JOSEF CZIKMANTORI
Name: Josef Czikmantori
Title: Secretary and Director