Form 10-Q/A
period 2009-09-30
NEW CENTURY COMPANIES INC
filed 2010-01-21
CIK 318716

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

Explanatory Sentence

We are filing this amendment No. 1 to our Form 10-Q for the period ended September 30, 2009, to amend and currently date our certifications, which are filed as Exhibits 31.1 and 32.1 to this Form 10-Q/A. We have not updated any other information included in this report.

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