Form 10-Q/A
period 2009-09-30
NEW CENTURY COMPANIES INC
filed 2010-03-05
CIK 318716

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

Explanatory Sentence

We are filing this amendment No. 2 to our Form 10-Q for the period ended September 30, 2009, to currently date our amendment No. 2 and certifications, which are filed as Exhibits 31.1 and 32.1 to this Form 10-Q/A. We have not updated any other information included in this report.

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

March 5, 2010	NEW CENTURY COMPANIES, INC.

/s/ DAVID DUQUETTE
Name: David Duquette
Title: Chairman, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

March 5, 2010	/s/ DAVID DUQUETTE
Name: David Duquette
Title: Chairman, President and Director

March 5, 2010	/s/ JOSEF CZIKMANTORI
Name: Josef Czikmantori
Title: Secretary and Director