Form 10-K
period 2009-12-31
NEW CENTURY COMPANIES INC
filed 2010-04-15
CIK 318716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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
    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web-site, if any, every Interactive Data File required to be submitted and posted pursuant to Regulation 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).    Yes o    No ☐

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐    No  ☒

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
 Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, on the average bid and ask price of such common equity on June 30, 2009  was $1,074,126.

 As of April 12, 2010, there were 24,727,640 shares of common stock issued and outstanding.

NEW CENTURY COMPANIES, INC.
FORM 10-K

PART I

ITEM 1. BUSINESS.

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

OVERVIEW

General

We are engaged in the production of aircraft assemblies, structural components, and highly engineered, precision machined details for the United States Department of Defense, United States Air Force, Lockheed Martin Corporation, The Boeing Company, L-3 Communications Holdings, Inc., the Middle River Aircraft Systems subsidiary of General Electric Company, and other aircraft manufacturers, aerospace companies, and defense contractors.  We supply structural aircraft parts for military aircraft such as the P-3 Orion, and wide-body commercial airliners such as the Boeing747.

We are also a leading manufacturer and remanufacturer of specialized aircraft machining tools, including vertical boring mills and large Vertical Turning Centers (“VTCs”) used to manufacture the largest jet engines, airplane landing gear and other precision components for aerospace and other industries.

We were incorporated in the state of Delaware on August 1, 1980.  We operate through our wholly-owned subsidiaries, Precision Aerostructures, Inc. (“PAI”) and New Century Remanufacturing, Inc. (“NCR”).  Collectively, New Century Companies, Inc., PAI and NCR are referred to as the “Company.”

Our common stock is quoted on the OTC Bulletin Board under the symbol "NCNC".

We maintain a website located at www.USAerospace.com.  Our corporate filings, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16 (a) of the Securities Exchange Act, and any amendments to those filings, are available, free of charge, on our website as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission.  We do not intend for information contained in our website to be a part of this Annual Report on Form 10-K.

Precision Aerostructures

On October 9, 2009, we entered into a share exchange agreement to acquire PAI pursuant to which the sole shareholder of PAI agreed to transfer all capital stock of PAI to us.

Through PAI, we are an emerging world class supplier of complex structural airframe machined components and assemblies for commercial and military aircraft builders in the United States and around the world.  PAI specializes in engineering, and manufacturing of precision computerized numerical control (“CNC”) machined multiaxis structural aircraft components, with tolerances of up to +/-.0001” on ferrous and non-ferrous metals.

PAI’s capabilities include high speed three, four and five axis precision CNC machining of titanium, aluminum, stainless steel, and nickel-chromium-based superalloys.  PAI’s aircraft component products include wing ribs, stringers, spars, longerons, bulkheads, frames, engine mounts, chords, and fittings.  In addition, PAI designs and fabricates tools and fixtures.

Century Turn

NCR manufactures large VTC lathes and attachments under the trade name Century Turn.  NCR is also engaged in acquiring, re-manufacturing and selling pre-owned CNC machine tools to manufacturing customers. In addition, NCR provides rebuilt, retrofit and remanufacturing services for numerous brands of machine tools. The remanufacturing of a machine tool, typically consisting of replacing all components, realigning the machine, adding updated CNC capability and electrical and mechanical enhancements, generally takes two to four months to complete. Once completed, a remanufactured machine is a "like new," state-of-the-art machine with a price ranging from $275,000 to $1,000,000 or more, which is approximately 40%-50% of the price of a new machine.

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

Over the last five years, NCR has designed and developed a large horizontal CNC turning lathe with productivity features new to the metalworking industry. NCR has applied for a patent for the Century Turn Lathe. The Company believes that a potential market for the Century Turn Lathe, in addition to the markets mentioned above, is aircraft landing gear.

INDUSTRY OVERVIEW

PAI’s primary industry segment is the manufacture of component parts for the aircraft industry. The U.S. aerospace industry market for parts is estimated to be over $200 billion annually.  The  primary industry segments in which NCR machines are utilized to make component parts include aerospace and military.
Although there are near-term market uncertainties, the long-term outlook for the aircraft industry is positive due to the fundamental drivers of air travel growth: economic growth and the increasing propensity to travel due to increased trade, globalization and improved airline services driven by liberalization of air traffic rights between countries.  Boeing’s 20-year forecast is for a long-term average growth rate of 5% per year for passenger and cargo traffic based on a projected average annual worldwide real economic growth rate of 3%.  Based on long-term global economic growth projections, and factoring in increased utilization of the worldwide airplane fleet and requirements to replace older airplanes, a $3.2 trillion market for 29,000 new airplanes is projected over the next 20 years.

Because many of our machines and parts are ultimately used for the U.S. Military, the national defense budget and procurement funding decisions drive demand for our business.  The U.S. Department of Defense (DoD) budget has been increasing over the past few years, and government spending requirements for procurement, operations and maintenance for 2010 and beyond will continue to be affected by the global war on terrorism and the related fiscal consequences of war.  Spending on recapitalization and modernization of defense and homeland security assets is also expected to continue to be a national priority. The United States faces a complex and rapidly changing national security environment.  The recently released 2010 Quadrennial Defense Review emphasizes the related challenge of rebuilding readiness at a time when the DoD is pursuing growth and modernization.  Accordingly, we do not expect defense requirements to change significantly in the foreseeable future, and the size of national security budgets is expected to remain responsive.

Contracts with various agencies of the U.S. Government and subcontracts with other prime contractors are subject to numerous procurement regulations, including the False Claims Act and the International Traffic in Arms Regulations promulgated under the Arms Export Control Act. Noncompliance found by any one agency may result in fines, penalties, debarment, or suspension from receiving additional contracts with all U.S. Government agencies.  We could experience material adverse effects on our business and results of operations if we were suspended or debarred from additional contracts. We could be affected by future laws or regulations.

NCR provides manufactured and remanufactured machines as part of the machine tool industry. The machine tool industry worldwide is approximately a $30 billion business annually. The industry is sensitive to market conditions and generally trends downward prior to poor economic conditions, and improves prior to an improvement in economic conditions.  The market for machine tools is also sensitive to economic conditions, production capacity utilization and the general level of business confidence.

NCR machines are also utilized in a wide variety of of other industry segments, including green technology power generation turbines such as windmills, large medical diagnostic equipment, energy, valves, fittings, oil and gas, machinery and equipment, and transportation.

CUSTOMERS

PAI has three primary customers, the largest of which is General Electric.  PAI markets to aerospace companies worldwide.

Each year NCR has approximately 50% new customers and 50% repeat customers. NCR has on average between 14 and 30 machines under contract.  In 2009, NCR had 10 customers and in 2008 had 19 customers. NCR sells its products to customers in the United States, Canada and Mexico.

SUPPLIERS

PAI’s largest suppliers are Morrells, Peen-Rite and Castle Metals.  NCR’s three largest suppliers are GE Fanuc Automation, Bearings and Drives and Sandvik Coromant.

MARKETING

PAI obtains contracts for our products and services primarily through the process of competitive bidding.  Average sales cycles, which generally commence at the time a prospective customer issues a request for proposal and ends upon delivery of the final product to the customer, may ranges from less than six months to more than two years.  All U.S. Government contracts, including subcontracts where the U.S. Government is the ultimate customer, may be subject to termination at the election of the government.

The primarily limitation on or ability to bid for and obtain more contracts is our lack of liquidity and capital resources.

NCR markets our CNC turning lathes primarily through direct sales and independent representatives throughout the United States. NCR also markets our lathes through advertising in industrial trade publications. NCR has engaged the services of three independent sales representatives.

NCR markets our CNC vertical boring mills by advertising in regional and national trade publications and distribute product literature explaining the differences between used and remanufactured machinery.

BUSINESS STRATEGY AND MARKET DEVELOPMENT

Our business strategy is to develop and maintain positions of technical leadership in the aerospace and defense markets, to grow the amount of content and volume of product sold to those markets, and to selectively acquire businesses with similar technical capabilities.

There is unmet demand and a backlog of orders for many suppliers within the aerospace and defense industries, which we believe represents a substantial opportunity for growth.

SEASONALITY

PAI’s business is generally not seasonal.  NCR’s business is subject to seasonal fluctuations in sales, with a pattern of net sales being lower in the second fiscal quarter, due to plant closings in the summer months and vacations.

COMPETITION

We experience considerable competition in the market sectors we serve, principally with respect to product performance and price, from various competitors, many of which are substantially larger and have greater resources.   Success in the markets we serve depends upon product innovation, customer support, responsiveness, and cost management.

The market for remanufacturing services for NCR’s machine tools is also highly competitive, with competition from numerous independent rebuild suppliers with various sales and resource levels.

We believe that we have a partial competitive advantage because PAI and NCR employs skilled personnel who have been trained for and have experience with their products. Principal competitive factors for our products and services are proprietary technology, customer service, technical support, delivery and price.

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

EMPLOYEES

At December 31, 2009 and 2008, the Company had 30 and 29, respectively, full-time employees. We believe or relationships with employees are good.  Market demand for highly skilled machinists is high. The Company's employees are not represented by a collective bargaining organization and the Company has not experienced a work stoppage.

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

AVAILABLE INFORMATION

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports files or furnished pursuant to Sections 13(a) and 15(d) of the Security Exchange Act of 1934, as amended. The public may read and copy this materials at the SEC`s Public Reference Room at 450 Fifth St. NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically.

Item 1A. RISK FACTORS

Operating Results Fluctuate

The Company’s results of operations for any quarter or year are not necessarily indicative of results to be expected in future periods. New Century’s future operating results may be affected by various trends and factors that must be managed in order to achieve favorable operating results. The inability to forecast these trends and factors could have a material adverse effect on its business, results of operations, and financial condition. The Company’s operating results have historically been and are expected to continue to be subject to quarterly and yearly fluctuations as a result of a number of factors. These factors include:

•	adverse changes in the conditions in the specific markets for its products;

•	visibility to, and the actual size and timing of, capital expenditures by its customers;

•	inventory practices, including the timing of deployment, of its customers;

•	adverse changes in the public and private equity and debt markets and the ability of its customers and suppliers to obtain financing or to fund capital expenditures;

•	adverse changes in the credit ratings of its customers and suppliers;

•	a general downturn in the overall economy;

•	a decline in government defense funding that lowers the demand for defense equipment and retrofitting;

•	competitive pricing and availability of competitive products; and

•	competitive pricing and availability of competitive products; and

•	adverse changes in the ability of the company to obtain financing or to fund capital expenditures, mergers and acquisitions or growth.

As a consequence, operating results for a particular period are difficult to predict. Any of the above factors could have a material adverse effect on New Century’s business, results of operations, and financial condition.

Going Concern and Reliance on External Financing to Meet Cash Requirements

We require immediate additional funding, and may not be able to find adequate sources of capital. The Company will continue to rely upon external financing sources to meet the cash requirement of its ongoing operations. The Company is currently seeking additional capital in the form of equity or debt, or a combination thereof. However, we do not know whether additional financing will be available on commercially acceptable terms, or at all. The Company is currently in default on equipment leases, rent and substantial other obligations.  There is no guarantee that it will raise sufficient capital to execute its business plan. To the extent that the Company is unable to raise sufficient capital, its business plan will require substantial modification and its operations curtailed or halted altogether.

These conditions raise substantial doubt about New Century’s ability to continue as a going concern. The Report of our Independent Registered Public Accounting Firm on our December 31, 2009 consolidated financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations, a working capital deficiency and incurring events of default on our convertible notes payable raise substantial doubt about our ability to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to raise needed funds, and ultimately to attain profitable operations, and generate sufficient cash flow to meet its obligations.

If we raise additional funds by issuing equity securities, such financing will result in further dilution to our stockholders. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing additional debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations.

Volatile Share Price and Thinly Traded Stock

Our Common Stock has experienced, and may continue to experience, substantial price volatility, particularly as a result of variations between its actual or anticipated financial results and the published expectations of analysts and as a result of announcements by its competitors and itself. The Company’s stock is thinly traded, and its price can change dramatically over short periods, even in a single day. Any investment in the stock is subject to such volatility and, consequently, is subject to significant risk. In addition, the stock market has experienced extreme price fluctuations that have affected the market price of many companies and that have often been unrelated to the operating performance of these companies. A major decline in the capital markets generally, or in the market price of New Century’s securities may negatively impact its ability to make future strategic acquisitions, raise capital, issue debt, or retain employees. These factors, as well as general economic and political conditions, may in turn have a material adverse effect the market price of the Company’s Common Stock.

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

Convertible Debentures

As of December 31, 2009, the Company has issued $5,082,281 principal amount of convertible debentures to one hedge fund. These debentures mature in August 2010. As of December 31, 2009, the Company does not have the cash available to pay the principal at maturity. If the Company cannot raise the necessary cash, the convertible debentures will be in default, which will have a material adverse affect on the Company. Further, the convertible debentures and warrants are convertible into approximately 127,057,000 and 8,375,000 shares of common stock, respectively, which would give the hedge fund approximately 86% of the Company’s common stock, if fully converted. This is a substantial potential dilution to the existing shareholders. There is a contractual conversion limitation in that  the holders of the debentures  may not convert any portion of its debentures if, as a result thereof, the holders would own in excess of 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to such conversion. However, this provision can be waived by the note holders with 60 days notice and therefore it is within the rights of the holders to own in excess of 4.99%.

Competition

The Company’s industries are competitive with competition from numerous suppliers with various sales and resource levels. The Company believes it possesses a partial competitive advantage in that it employs skilled personnel who have been trained for and have experience with these products. Principal competitive factors for the Company’s products and services are proprietary technology, customer service, technical support, delivery, and price.

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

Key Personnel

Our ability to operate our businesses and implement our strategies depends, in part, on the efforts of our executive officers and other key employees, particularly Michael Cabral and David Duquette. In addition, our future success will depend on, among other factors, our ability to attract and retain qualified personnel, particularly research professionals, technical sales professionals and engineers. The loss of the services of any key employee or the failure to attract or retain other qualified personnel could have a material adverse effect on our business or business prospects.

Defense Industry Regulation

The defense industry is subject to significant regulation, including rules related to bidding, billing and accounting kickbacks and false claims, and any non-compliance could subject us to fines and penalties or possible debarment. We are subject to risks associated with this contracting. These risks include the potential for substantial civil and criminal fines and penalties. These fines and penalties could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks or filing false claims. The failure to comply could harm our business reputation, and  result in suspension or debarment from future government contracts.

Integration of PAI

Our sales and earnings may be reduced if we cannot successfully integrate PAI’s business into the Company. If we are unable to successfully integrate PAI’s business into our existing operations or if PAI’s business is unsuccessful in winning new contracts, our sales and earnings could be seriously impacted.

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

The SEC requires that the Company evaluate, document and test its internal control procedures under Section 404 of the Sarbanes-Oxley Act and the related rules of the SEC. Effective disclosure controls and procedures and internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud generally. If the Company is unable to achieve and maintain adequate disclosure controls and procedures and internal controls, the business and operating results could be harmed.

ITEM 2. PROPERTIES.

NCR leases their headquarters in Santa Fe Springs, California, which expires on March 31, 2018, and conducts their operations at such facilities. PAI leases their facility in Rancho Cucamonga, California, which expires on December 31, 2012 and conducts their operations at such facility.  The Company believes that the facilities are in good condition and provide adequate capacity to meet the needs for the foreseeable future.

The following table sets forth certain information relating to the Company's principal facilities:

LOCATION	PRINCIPAL USES	APPROXIMATE SQUARE FOOTAGE
New Century Remanufacturing, Inc.
9831 Romandel Avenue
Santa Fe Springs, CA 90670	Manufacturing machinery	40,000

Precision Aerospace, Inc.
10291 Trademark Street, Unit C	Manufacturing airframed	7,000
Rancho Cucamonga, CA 91730	machine components

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

 PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

For The Year Ended December 31, 2009	High	Low
Q4 2009	$0.29	$0.08
Q3 2009	0.30	0.01
Q2 2009	0.08	0.01
Q1 2009	0.10	0.01

For The Year Ended December 31, 2008	High	Low
Q4 2008	$0.13	$0.03
Q3 2008	0.13	0.05
Q2 2008	0.23	0.07
Q1 2008	0.27	0.14

At December 31, 2009 we had approximately 280 shareholders of record of our common stock. This figure does not include shares held in “street name” by brokerage firms and other nominees who hold shares for multiple investors, as we cannot accurately estimate the number of these beneficial holders.

The transfer agent and registrar for our common stock as of December 31, 2009 is Signature Stock Transfer, Plano, Texas.

DIVIDENDS

We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future.  Declaration of dividends with respect to the common stock is at the discretion of the Board of Directors. Any determination to pay dividends will depend upon the financial condition, capital requirements, results of operations and other factors deemed relevant by the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

In connection with the acquisition of PAI in October 2009, the Company issued 5,000,000 shares of common stock with an acquisition-date fair value of $900,000 to Cabral.  In addition, the Company granted to Cabral a warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.10 per share.

In October 2009, the Company issued 100,000 shares of common stock to a consultant in consideration for investor relation consulting services valued at $19,000.

In November 2009, the Company issued 800,000 shares of common stock to various consultants in consideration for investor relation consulting services valued at $143,000.

On September 15, 2009, an employee exercised options to purchase shares of common stock on a cashless basis.  The holder exercised a total of 100,000 options at an exercise price of $0.075 for 65,909 shares of the Company’s common stock.

On October 19, 2009, a consultant exercised options to purchase shares of common stock on a cashless basis.  The holder exercised a total of 700,000 options at an exercise price of $0.15 for 116,667 shares of the Company’s common stock. The Company issued the consultant an additional 513,333 shares of common stock valued at $92,400.

On October 26, 2009, CAMOFI and CAMHZN exercised warrants to purchase shares of common stock on a cashless basis.  The holders exercised a total of 750,000 warrants at an exercise price of $0.04 for 584,711 shares of the Company’s common stock.

In November 2009, the Company issued a warrant to purchase 500,000 shares of common stock at an exercise price of $0.20 per share in connection with a loan payable.

On April 5, 2010, the Company granted each of five new non-employee directors non-plan options to purchase one million shares of common stock, and a consultant non-plan options to purchase five million shares of common stock in consideration for investor relations services, all at an exercise price of $0.13 per share.

STOCK OPTIONS

Under the terms of the Company's Incentive Stock Option Plan ("ISOP"), options to purchase an aggregate of 5,000,000 shares of common stock may be issued to key employees, as defined. The exercise price of any option may not be less than the fair market value of the shares on the date of grant. No options granted may be exercisable more than 10 years after the date of grant.

On October 8, 2008, the Company granted 1,300,000 incentive stock options to its key employees under the Company’s ISOP. 800,000 of the options have an exercise price of $0.075, vest 50% on December 31, 2008, and 50% on April 8, 2009, and expire on April 6, 2010.  500,000 of the options have an exercise price of $0.0825, vested 50% on December 31, 2008 and 50% on April 8, 2009 and expired on April 6, 2010.

Accordingly, $70,028 of share-based compensation were recognized in the financial statements based on vesting periods, as follows: $35,014 for the year ended December 31, 2009, and $35,014 for the year ended December 31, 2008.

At December 31, 2009, the Company had 1,700,000 options available for future issuance under their ISOP equity compensation plan.

Under the terms of the Company's non-statutory stock option plan ("NSSO"), options to purchase an aggregate of 1,350,000 shares of common stock may be issued to non-employees for services rendered. These options are non-assignable and non-transferable, are exercisable over a five-year period from the date of grant, and vest on the date of grant.

At December 31, 2009, the Company had 650,000 options available for future issuance under their non-statutory stock option plans.

The following table summarizes information related to stock options outstanding at December 31, 2009:

	EQUITY COMPENSATION PLAN INFORMATION
	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (A)	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (B)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN(A)) (C)
Equity compensation plans approved by security holders	3,200,000	$0.16	2,350,000

Equity compensation plans not approved by security holders	16,697,538	0.12	-

Total	19,897,538	$0.12	2,350,000

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

OVERVIEW

New Century Companies incurred an operating loss for each of the years ended December 31, 2009 and 2008. This was a result of a dramatic decrease in sales. The Company's current strategy is to expand its customer sales base with its present line of machine products. Plans for expansion are expected to be funded through current working capital from ongoing sales. However, significant growth will require additional funds in the form of debt or equity, or a combination thereof. The Company's growth strategy also includes strategic mergers in addition to growing the current business. A significant acquisition will require additional financing.

On October 1, 2009, we purchased PAI. This acquisition has caused our results of operations for the fourth quarter of 2009 to vary significantly from those reported for the first nine months of 2009. See Note 4 to our consolidated financial statements contained elsewhere in this report for additional information regarding the acquisition.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 2009 COMPARED TO DECEMBER 31, 2008.

Revenues. New Century generated revenues of $3,726,431 for the fiscal year ended December 31, 2009, which was a 23% decrease from $4,822,026 for the fiscal year ended December 31, 2008. The decrease in revenues is primarily due to lower than usual customer orders. The decrease in machine orders is a direct result of the U.S. economic crises and tighter credit markets.  PAI generated revenues of $221,862 for the fiscal year ended December 31, 2009.  On a pro forma basis, PAI’s (unaudited) revenue for 2009 was approximately $927,000, down from approximately $3,403,000 in 2008 as PAI’s largest customer in 2008 went bankrupt.

Gross Loss. Gross loss  for the year ended December 31, 2009, was $67,705 or  2% of revenues, compared to $676,170 or 14% of revenues for the year ended December 31, 2008, a $608,465 decrease. The decrease in gross loss is due to management strategy to lower cost of sales through reduction of overhead expenses and cost of materials.  PAI’s gross loss for the year ended December 31, 2009 was $77,108 or 35% of its revenues.

Operating Expenses. The Company incurred total operating expenses of $2,374,116 for the fiscal year ended December 31, 2009, which was a $142,601 or 6% decrease from $2,516,717 for the fiscal year ended December 31, 2008. In the fiscal year ended December 31, 2009, compared with the fiscal year ended December 31, 2008, operating expenses increased (decreased) as follows:

Increase/(Decrease) %
Consulting and other compensation	47
Salaries and related	(36)
Selling, general and administrative	(12)

The increase in consulting and other compensation is due to approximately $331,000 of compensation expense related to the issuance of 4,200,000 common stock options in 2009. Selling, general and administrative expenses decreased due to management’s strategy to reduce operating expenses. For the year ended December 31, 2009, PAI incurred $285,804 of operating expenses.  On a pro forma basis, PAI’s (unaudited) operating expenses for 2009 was approximately $804,000, of which, $410,000 was for salaries and related expenses and $394,000 for selling, general and administrative expenses.

Operating Loss.  Operating loss for the fiscal year ended December 31, 2009, was $2,441,821 compared to $3,192,887 for the fiscal year ended December 31, 2008. The decrease in loss of 24% is primarily due to decreased cost of sales and decreased operating expenses for the fiscal year ended December 31, 2009.  PAI’s operating loss for the year ended December 31, 2009 was $362,912.  On a pro forma basis, PAI’s (unaudited) operating loss for 2009 was approximately $1,003,000, down from approximately $4,350,000 in 2008 as PAI had $2.6 million in bad debt expense resulting from the bankruptcy of its largest customer.

 Interest Expense.  Interest expense for the fiscal year ended December 31, 2009, was $4,834,631 compared with $1,749,026 for the fiscal year ended December 31, 2008. The increase of $3,085,605 in interest expenses is due to additional interest on new and existing convertible notes payable.  A significant component of interest expense relates to the non-cash amortization of debt discounts, which approximately $3,764,000 and $1,280,000 during fiscal years ended December 31, 2009 and 2008, respectively.  PAI’s interest expense for 2009 was $30,800 which is related to payments on capital lease obligations and notes payable.

(Loss) Gain on Valuation of Derivative Liabilities. In connection with its convertible notes, the Company recorded conversion options and warrant derivative liabilities. The derivative liabilities are revalued each reporting period.  During the fiscal year ended December 31, 2009, we recorded a $7,426,840 loss on the change in fair value due to the decrease in the conversion and exercise price of the convertible debentures and warrants to $0.04.  The reset of the price proportionately increased the number of warrants to be issued to the convertible debenture holders, as well as, increased the number of shares to be issued if fully converted.  These factors led to the increase in the fair value of the derivative liabilities.  For fiscal year ended December 31, 2009, we recorded a $5,298,545 loss from the increase in fair value of the conversion option liability and a $470,401 loss from increase in fair value of the warrant liability on the CAMOFI Convertible Notes.  For the fiscal year ended December 31, 2009, a $1,491,935 loss from increase in fair value of the conversion option liability and a $143,377 loss from the increase in fair value of the warrant liability on the CAMHZN Convertible Notes.  Also, for the fiscal year ended December 31, 2009, we recorded a $241,737 loss from increase in fair value of the derivative liability related to the non-employee stock options and warrants that were reclassified to derivative liabilities for part of 2009.  The following loss on valuation of derivative liabilities were offset by a gain of $33,200 related to the exercise of warrants classified as derivative liabilities, a gain of $126,232 on the reclassification of non-employee stock options and warrants to equity and a gain of $59,723 on the decrease in fair value of the warrant issued in connection with the Company’s loan payable at December 31, 2009.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

Our principal sources of liquidity have been cash provided by operations, equity offerings and borrowings under our various credit facilities. Our principal uses of cash have been to finance working capital. We anticipate financing working capital and other capital expenditures partially through operations, but will also need additional equity and debt financing.

It is our policy to carefully monitor the state of our business, cash requirements and capital structure.  However, many of our current liabilities are past due or in default. Without immediate additional financing, we do not believe that funds generated from our operations and availability from our borrowing facilities will be sufficient to fund current business operations or anticipated growth. There can be no assurance that any growth will occur and events may result in our need to raise additional capital.

The net cash increase during the fiscal year ended 2009 was $125,744. For the year ended December 31, 2009, the cash used in operating activities was $1,277,810, compared with 697,892 cash used in operating activities in the prior year. For the year ended December 31, 2009, $1,409,480 cash was provided by financing activities, compared with $448,052 cash provided by financing activities in the prior year. The increase in cash provided by financing activities is primarily due to $1,353,000 of proceeds from the issuance of convertible debt in the fiscal year ended December 31, 2009, compared to $600,000 of cash proceeds from debt in 2008. For the year ended December 31, 2009, $5,926 was used in investing activities to purchase property and equipment.  There was no cash used in or provided by investing activities for the year ended December 31, 2008.

At December 31, 2009, the Company has approximately $352,000 accrued related to penalties and interest in connection with delinquent income taxes related to PAI’s Federal and State income tax returns for the years ended December 31, 2007 and 2006.  The Company has included the accrued amounts in accounts payable and accrued liabilities and recorded approximately $21,000 of penalties and interest during the year ended December 31, 2009.  The related returns were filed in April 2009.

At December 31, 2009, the Company has accrued approximately $1,187,000 for payroll taxes not yet remitted for employee compensation and estimated penalties and interest in connection with payroll taxes incurred but not remitted related to executive compensation for the year ended December 31, 2009.  The Company has included the accrued amounts in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and the related expense in salaries and related expenses in the accompanying consolidated statements of operations.

As of December 31, 2009, the Company had an outstanding convertible notes payable principal balance of $5,082,281.  The convertible notes payable and accrued interest of $609,646, are due in full upon maturity on August 1, 2010.  The Company has received an additional $405,000 in proceeds from the issuance of convertible notes payable subsequent to the year ended December 31, 2009.  The notes issued also mature and are due in full on August 1, 2010.

INFLATION AND CHANGING PRICES

The Company does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We have an off-balance sheet arrangements, as defined in Item 303(a)(4)(iii) of Regulation S-K.

On February 8, 2008, the Company entered in to a lease agreement for its warehouse and offices in Santa Fe Springs. The agreement expires in March 2018 and total rent to be paid is approximately $4,320,000.  The Company entered into a lease agreement for its facilities in Rancho Cucamonga where the operations of PAI are located.  The agreements expire in December 2012 and January 2013 and total rent to be paid is approximately $289,000.

GOING CONCERN

The Company's independent registered certified public accounting firms have stated in their reports included in this Form 10-K, that the Company has incurred operating losses and has a significant   stockholders'   deficit.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In response to these problems, management has taken the following actions:

•	The Company continues its aggressive program for selling inventory.

•	The Company continues to implement plans to further reduce operating costs.

•	The Company is seeking investment capital through the public and private markets, although no assurance can be given that such capital will be available.

There can be no assurance that these efforts will be successful, or that we will have sufficient  capital resources to continue operations.

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

The Company accounts for shipping and handling fees and costs in accordance with ASC Topic 605, Revenue Recognition.  Such fees and costs incurred by the Company are immaterial to the operations of the Company. Revenue is recorded net of an estimate of markdowns, price concessions and warranty costs. Such reserve is based on management's evaluation of historical experience, current industry trends and estimated costs.

In December 1999, the Securities and Exchange Commission issued a bulletin which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company's revenue recognition policy for services and product sales conforms to this criterion.

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

Estimates

Critical estimates made by management are, among others, deferred tax asset valuation allowances, realization of inventories, collectibility of receivables, recoverability of long-lived assets, accrued warranty costs, the valuation of conversion options, stock options and warrants and the estimation of costs for long-term construction contracts. Actual results could materially differ from those estimates.

Accumulated Preferred Dividend and Waiver Of Preferred Dividend

As of December 31, 2009, the Company accumulated unpaid dividends totaling $204,600. At December 31, 2009, the Company had a total of 26,880 preferred shares Series C and 11,640 preferred shares Series D issued and outstanding.

As of December 31, 2008, the Company accumulated unpaid dividends totaling $459,275. At December 31, 2008, the Company had a total of 26,880 preferred shares Series C and 11,640 preferred shares Series D issued and outstanding.

The Company determined that a reversal of $309,250 in cumulative dividends payable for Series C preferred stockholders was to be recorded in 2009 as the dividends were not legally required to be paid or accrued by the Company since no dividends were declared or authorized by the Company’s Board of Directors.

Income Taxes

The Company records deferred tax assets and liabilities on its consolidated balance sheets to reflect the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset.  The Company is required to perform an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. A full valuation allowance for deferred tax assets has been provided at December 31, 2009 and 2008. The valuation allowance approximates $13,540,000 and $6,977,000 as of December 31, 2009 and 2008, respectively (See Note 8 to the consolidated financial statements).

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value method of accounting for employee stock compensation cost. Prior to that date, we used the intrinsic value method to recognize compensation cost. Under the method of accounting for the change to the fair value method, compensation cost recognized is the same amount that would have been recognized if the fair value method would have been used for all awards granted. The effects on net income and income per share had the fair value method been applied to all outstanding and unvested awards in each period are reflected in Note 1 of the consolidated financial statements.

Our assumptions made for purposes of estimating the fair value of our stock options, as well as a summary of the activity under our stock option plan are included in Note 9 of the consolidated financial statements.

Other Significant Accounting Policies

Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the consolidated financial statements. The policies related to consolidation and loss contingencies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standards setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Also see Note 1 of Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company are set forth at the end hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of December 31, 2009 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

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

Management assessed and evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009.   Management identified five material weaknesses relating to our internal control over financial reporting, as follows:

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

(5)
Due to the material weaknesses identified at our entity level controls we did not test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the consolidated financial statements would not be prevented or detected on a timely basis.

The foregoing material weaknesses are described in detail below under the caption “Material Weaknesses.” As a result of these material weaknesses, our Chief Executive Officer concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009.

In making its assessment of our internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its Internal Control-Integrated Framework. Because of the material weaknesses described above, management believes that, as of December 31, 2009, we did not maintain effective internal control over financial reporting.

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

•
We have not consulted with other outside parties with accounting experience to assist us in the SEC filings and disclosures. As a result, our independent registered public accounting firm recorded numerous adjusting entries.

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

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 2009. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME	AGE	POSITION
David Duquette	66	Chairman of the Board, Chief Financial Officer, President and Director

Josef Czikmantori	59	Secretary and Director

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

INVOLVEMENT IN LEGAL PROCEEDINGS.

To the best of the Company's knowledge, during the past ten years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities of the Company, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the best of the Company's knowledge (based solely upon a review of the Forms 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis for the fiscal year ended December 31, 2009 any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company has been informed that all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent beneficial owners of our common stock were complied with.

CODE OF ETHICS

The Company management communicates values and ethical standards during company wide meetings. Such standards are outlined in the human resource manual of the company, “Code of Business Practices and Ethics” section.

AUDIT COMMITTEE FINANCIAL EXPERT

As of December 31, 2009, the Company did not have an audit committee. Since our securities are not currently listed on or with a national securities exchange or national securities association, we are not required to have an independent audit committee. Therefore, the Company has not designated an audit committee financial expert. Because of our size, as of December 31, 2009, we did not have an audit committee, compensation committee or nominating committee.

STOCKHOLDER COMMUNICATIONS

Stockholders interested in communicating directly with the Board of Directors, or specified individual directors, my write to us at 9831 Romandel Ave., Santa Fe Springs, CA 90670. David Duquette will review all such correspondence and will regularly forward to the Board copies of all such correspondence that deals with the functions of the Board.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer and the other executive officer who were serving as such as of December 31, 2009, for services rendered in all capacity for that fiscal year. There are not any other employees having responsibility for significant policy decision within the company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock or Option Awards(1) ($)		Non-Equity Plan Based Incentive Compensation	All Other Compensation ($)		Total ($)
David Duquette,
Chief Executive Officer,	2009	110,000	—	157,384	(2)	—	198,584	(4)	465,968
and President	2008	130,000	—	26,625	(2)	—	171,864	(4)	520,108

Josef Czikmantory
Vice President,	2009	59,850	—	78,692	(3)	—	—		138,542
Secretary Officer	2008	74,100	—	16,276	(3)	—	38,434	(4)	128,810

(1)
Valuation based on the dollar amount of option grants in 2009 and 2008. As a result of changes to the rules relating to these disclosures, the fiscal year 2008 amounts have been revised from the amounts reported in our previous Form 10-K to reflect the grant date fair value of the options granted, rather than the expense recognized for financial reporting purposes. The assumptions used in the calculations for these amounts are described in Note 9 to our consolidated financial statements included herein.

(2)
Mr. David Duquette received a stock option grant of 2,000,000 shares in September 1, 2009 at an exercise price of $0.10 per share, 100% vested and exercisable.  Mr. David Duquette received a stock option grant of 500,000 shares in October 8, 2008 at an exercise price of $0.0825 per share, 50% vested and exercisable after December 1, 2008, and 50% vested and exercisable after April 8, 2009.

(3)
Mr. Josef Czikmantory received a stock option grant of 1,000,000 shares in September 1, 2009 at an exercise price of $0.10 per share, 100% vested and exercisable.  Mr. Josef Czikmantory received a stock option grant of 300,000 shares in October 8, 2008 at an exercise price of $0.0725 per share, 50% vested and exercisable after December 1, 2008, and 50% vested and exercisable after April 8, 2009.

(4)	Expenditures made on behalf of executive officers.

2009 GRANTS OF PLAN-BASED AWARDS TABLE

No grants of plan-based awards were made in 2009.

DIRECTOR COMPENSATION

No director of the Company received any compensation in 2009 for acting as a director.

2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
David Duquette
(1)	1,000,000	0	0	0.20	11/13/11
(2)	500,000	0	0	0.0825	4/6/10
(2)	2,000,000	0	0	0.10	9/1/12

Josef Czikmantory
(1)	500,000	0	0	0.20	11/13/11
(2)	300,000	0	0	0.075	4/6/10
(2)	1,000,000	0	0	0.10	9/1/12

(1)	These options were fully vested as of December 31, 2007.

(2)	These options were fully vested as of December 31, 2009.

PENSION BENEFITS

We do not sponsor any qualified or non-qualified defined benefit plans.

NONQUALIFIED DEFERRED COMPENSATION

We do not maintain any non-qualified defined contribution or deferred compensation plans.

LONG-TERM INCENTIVE PLANS

As of December 31, 2009 here is no long-term incentive plan. The Company has no employment agreements with its executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2009 by (i) those persons or groups known to the Company who will beneficially own more than 5% of the Company's common stock; (ii) each director and director nominee; (iii) each executive officer; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to the Company. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

NAME OF BENEFICIAL OWNER	NO. OF SHARES		PERCENTAGE OF OWNERSHIP

David Duquette	4,433,334	(1)	21%
Josef Czikmantori	2,300,000	(2)	11%

Officers and Directors as a Group (2 persons)	6,733,334		32%

Based on 22,430,211 shares outstanding. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of December 31, 2009 are deemed to be outstanding and to be beneficially owned by the holder thereof for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(1)	Includes options to purchase 3,500,000 shares (1,500,000 ISOP, 1,000,000 outside of plan).

(2)	Includes options to purchase 1,800,000 shares (800,000 ISOP, 1,000,000 outside of plan).

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

NOTES RECEIVABLE FROM STOCKHOLDERS

As of December 31, 2009, the Company had loans to our officers for $584,691, including accrued interest. These loans were originated in 1999 and no additional amounts have been loaned to the stockholders.  The loans accrue interest at 5% and are due on demand. The Company has classified the notes receivable from stockholders as stockholders' equity as such amounts have not been repaid during the current year. The stockholders have shown the ability to repay the loans and intend on repaying such amounts in the future.

NOTES PAYABLE TO STOCKHOLDER

In connection with the acquisition of PAI, the Company issued a promissory note to Cabral in the amount of $500,000.  Interest on the note accrues at 5% per annum and all principal and interest is due only on and paid from the proceeds of any equity financing of the Company with gross proceeds of  at $2,000,000 provided that the investors in such financing permit the proceeds thereof to be used for such purpose.

DIRECTOR INDEPENDENCE

Neither of our directors is considered independent as each is an employee of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by KMJ Corbin & Company LLP (“KMJ”) and Squar, Milner, Peterson, Miranda & Williamson LLP ("Squar Milner") for the annual audit of our consolidated financial statements as of and for the years ended December 31, 2009, and 2008 and fees billed for other services rendered by Squar Milner and KMJ during such years:
For the years Ended December 31,

	2009	2008
Audit fees (1)	$45,100	$122,000
Audit related fees (2)	54,900	12,200
Preparation of income tax fees	-	8,900
All other fees (2) (3)	-	7,600
	$100,000	$150,700

(1)	Such billings include the quarterly reviews, and 2009 SEC Comment letter.

(2)	Such billings were in connection with review of 2008-2009 SEC Comment letter, and 2009 PAI Acquisition Audit.

(3)
On August 6, 2009, the Board of Directors of New Century Companies, Inc approved the engagement of KMJ Corbin & Company LLP as the Company’s independent registered public accounting firm and resolved to dismiss Squar, Milner, Peterson, Miranda & Williamson, LLP as the Company’s independent registered public accounting firm.

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

10.2	Series A Convertible Note issued to Motivated Minds, LLC dated February 28, 2006 (6)

10.3	Common Stock Purchase Warrants issued to Motivated Minds, LLC dated February 28, 2006 (6)

10.4	Registration Rights Agreement dated February 15, 2006 (6)

10.5	Securities Purchase Agreement between New Century Companies, Inc. and CAMOFI Master LDC (5)

10.6	12% Senior Secured Convertible Note issued by New Century Companies, Inc. in favor of CAMOFI Master LDC (5)

10.7	Common Stock Purchase Warrant issued to CAMOFI Master LDC (5)

10.8	Registration Rights Agreement between New Century Companies, Inc. and CAMOFI Master LDC (5)

10.9	Escrow Agreement between New Century Companies, Inc., CAMOFI Master LDC and Katten Muchin Rosenman LLP, as Escrow Agent (5)

10.10	Security Agreement between New Century Companies, Inc. and its current and future subsidiaries on the one hand, and CAMOFI Master LDC on the other hand (5)

10.11	Subsidiary Guarantee provided by all current and future subsidiaries of New Century Companies, Inc. to CAMOFI Master LDC (5)

10.12	Lock-up Agreement with certain shareholders of New Century Companies, Inc. (5)

10.13	Allonge to Series A Convertible Note dated August 8, 2006 (8)

10.14	Amendment to Registration Rights Agreement dated August 8, 2006 (8)

10.15	Amended and Restated Registration Rights Agreement dated December 19, 2006 (7)

10.16	Common Stock Purchase Warrants issued to Motivated Minds, LLC dated December 19, 2006 (7)

10.17	Amended and Restated Registration Rights Agreement dated May 1, 2007(9)

10.18	July 18, 2007 CAMOFI Master LDC’ waiver of right to require registration of 33% of New Century Companies, Inc’ outstanding stock , (10)

10.18	Placement Agent agreement with Ascendiant Securities, LLC dated January 26, 2006 (9)

10.19	15% Senior Secured Convertible Note issued by New Century Companies, Inc. in favor of CAMHZN Master LDC dated August 8, 2008

10.20	Registration Rights Agreement between New Century Companies, Inc. and CAMHZN Master LDC

10.21	Security Agreement between New Century Companies, Inc. and its current and future subsidiaries , and CAMHZN Master LDC

10.22	Subsidiary Guarantee provided by all current and future subsidiaries of New Century Companies, Inc. to CAMHZN Master LDC

10.23	November 19, 2008 Waver Liquidated Damages and CAMHZN Master LDC’ Registration Rights Agreement

10.24	December 30, 2008 letter to terminate CAMHZN Master LDC’ Registration Rights Agreement and increase CAMHZN Note’ principal with $150,000

10.25	Letter Agreement dated June 26, 2008 between New Century Companies, Inc. and CAMOFI Master LDC dated June 26, 2008 (11)

21.1	Subsidiaries of the Company (6).

31.1	Certificate of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated herein by reference from the Company's filing on Form 8-K filed on August 23, 2000.

(2)	Incorporated by reference to Exhibit 2.1 the Company's Registration Statement on Form C-18, filed on August 14, 1980.

(3)	Incorporated by reference to 8-K filed June 4, 2003

(4)	Incorporated by reference to the Exhibit 2.1 of the 8-K filed June 4, 2003.

(5)	Incorporated by reference to the Company’s Form 8-K filed on March 13, 2006

(6)	Incorporated by reference to the Company’s Form SB-2 Registration Statement filed on June 8, 2006

(7)	Incorporated by reference to the Company’s Form 8-K filed on December 26, 2006

(8)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on January 23, 2007

(9)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on May 31, 2007

(10)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 19, 2007

(15)	Incorporated by reference to the Company’s Registration Statement on Form SB-28-K filed on July 1, 2008

(16)	Incorporated by reference to the Company’s Form 8-K filed on April 24, 2009.

(17)	Incorporated by reference to the Company’s Form 8-K filed on August 7, 2009.

(18)	Incorporated by reference to the Company’s Form 8-K filed on April 24, 2009.

(19)	Incorporated by reference to the Company’s Form 8-K filed on August 7, 2009 (Changes in Registrant's Certifying Accountant).

(20)	Incorporated by reference to the Company’s Form 8-K filed on August 17, 2009.

(21)	Incorporated by reference to the Company’s Form 8-K filed on October 15, 2009 (Entry into a Material Definitive Agreement).

(22)	Incorporated by reference to the Company’s Schedule 14A filed on December 1, 2009 (Proxy Statement).

(23)	Incorporated by reference to the Company’s Form 8-K filed on January 22, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2010	NEW CENTURY COMPANIES, INC.

	/s/	DAVID DUQUETTE
	Name:	David Duquette
	Title:	Chairman, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 15, 2010	/s/	DAVID DUQUETTE
	Name:	David Duquette
	Title:	Chairman, President and Director

Date: April 15, 2010	/s/	JOSEF CZIKMANTORI
	Name:	Josef Czikmantori
	Title:	Secretary and Director

NEW CENTURY COMPANIES, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Century Companies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of New Century Companies, Inc. and Subsidiaries (the "Company") as of December 31, 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Century Companies, Inc. and Subsidiaries as of December 31, 2009 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, as of December 31, 2009, the Company has an operating loss of $2,441,821, an accumulated deficit of approximately $26,839,000, a working capital deficit of approximately $9,491,000 and also incurred events of default on its CAMOFI and CAMHZN debt.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP

April 15, 2010
Costa Mesa, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Century Companies, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of New Century Companies, Inc. and Subsidiary (the "Company") as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Companies, Inc. and Subsidiary as of December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as of December 31, 2008, the Company has an operating loss of $3,192,887, an accumulated deficit of approximately $12,880,000, working capital deficit of approximately $4,750,000 and was also in default on its CAMOFI and CAMHZN debt.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 14 to the accompanying consolidated financial statements, subsequent to May 15, 2008, and after the Company had filed its Annual Report  on  Form  10-KSB  for  the  years  ended December 31, 2007 and 2006, management determined that the accounting for the 2006 CAMOFI convertible notes incorrectly did not record separate derivative liabilities for the conversion option and warrants issued. These corrections resulted in changes to net income (loss) available to shareholders, total liabilities, and stockholders’ deficit (equity) as more fully described in Note 14.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

May 20, 2009
Newport Beach, California

NEW CENTURY COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and December 31, 2008

	December 31, 2009	December 31, 2008
ASSETS

Current assets:
Cash	$157,633	$31,889
Contract receivables, net of allowance of $24,000 and $0 for December 31, 2009 and 2008, respectively	71,120	237,787
Inventories	284,339	564,022
Costs and estimated earnings in excess of billings on uncompleted contracts	5,725	416,664
Deferred financing costs, current portion	150,251	252,305
Prepaid expenses and other current assets	7,738	168,668
Total current assets	676,806	1,671,335

Property and equipment, net	716,864	186,906
Goodwill	2,359,121	-
Intangible assets, net	1,446,429	-
Deferred financing costs, long-term portion	92,338	233,702
Other assets	151,790	-

	$5,443,348	$2,091,943

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Bank overdraft	$7,515	$15,329
Accounts payable and accrued liabilities	3,856,316	1,417,464
Derivative liability	48,378	1,975,298
Dividends payable	204,600	459,275
Billings in excess of costs and estimated earnings on uncompleted contracts	149,849	1,388,348
Current portion of capital lease obligations	752,957	27,874
Loan payable and accrued interest, net of discount of $10,003	145,563	-
Notes payable and accrued interest	115,544	-
Notes payable to related parties and accrued interest	545,356	-
12% Convertible notes payable and accrued interest, net of discount of $753,619 and $2,089,443 at December 31, 2009 and 2008, respectively	2,514,582	737,838
15% Convertible notes payable and accrued interest, net of discount of $596,545 and $350,090 at December 31, 2009 and 2008, respectively	1,827,031	399,910
Total current liabilities	10,167,691	6,421,336

Long-term liabilities:
Capital lease obligation, net of current portion	-	9,804
Total liabilities	10,167,691	6,431,140

Commitments and contingencies

Stockholders’ deficit:
Cumulative, convertible, Series B preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued and outstanding (liquidation preference of $25 per share)	-	-
Cumulative, convertible, Series C preferred stock, $1 par value, 75,000 shares authorized, 26,880 shares issued and outstanding (liquidation preference of $672,000 and $925,000 at December 31, 2009 and 2008, respectively)	26,880	26,880
Cumulative, convertible, Series D preferred stock, $25 par value, 75,000 shares authorized, 11,640 shares issued and outstanding (liquidation preference of $495,600 and $456,000 at December 31, 2009 and 2008, respectively)	291,000	291,000
Common stock, $0.10 par value, 250,000,000 shares authorized; issued and outstanding 22,430,211 and 15,344,654 shares at December 31, 2009 and 2008, respectively	2,243,022	1,534,466
Deferred equity compensation	(29,169)	(101,667)
Notes receivable from stockholders	(584,691)	(564,928)
Additional paid-in capital	20,167,283	7,355,007
Accumulated deficit	(26,838,668)	(12,879,955)
Total stockholders’ deficit	(4,724,343)	(4,339,197)

	$5,443,348	$2,091,943

See accompanying notes to the consolidated financial statements

NEW CENTURY COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended December 31, 2009 and 2008

	2009	2008

Contract revenues	$3,726,431	$4,822,026

Cost of sales	3,794,136	5,498,196

Gross loss	(67,705)	(676,170)

Operating expenses:
Consulting and other compensation	886,722	601,440
Salaries and related	538,483	837,147
Selling, general and administrative	948,911	1,078,130
Total operating expenses	2,374,116	2,516,717

Operating loss	(2,441,821)	(3,192,887)

Other income (expenses):
Gain on write-off of accounts payable	21,899	66,194
Gain on forgiveness of debt	-	2,872,133
Loss on disposal of assets	(253,303)	-
(Loss) gain on valuation of derivative liabilities	(7,426,840)	4,168,415
Interest income	19,763	19,763
Interest expense	(4,834,631)	(1,749,026)

Total other income (expenses)	(12,473,112)	5,377,479

(Loss) income before provision for income taxes	(14,914,933)	2,184,592

Provision for income taxes	(5,929)	(3,200)

Net (loss) income	$(14,920,862)	$2,181,392

Preferred stock dividends	254,675	(82,550)

Net (loss) income applicable to common stockholders	$(14,666,187)	$2,098,842

Basic net (loss) income available to common stockholders per common share	$(0.87)	$0.14

Diluted net (loss) income available to common stockholders per common share	$(0.87)	$0.05

Basic weighted average common shares outstanding	16,767,495	14,696,227

Diluted weighted average common shares outstanding	16,767,495	62,101,547

See accompanying notes to the consolidated financial statements

NEW CENTURY COMPANIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For The Years Ended December 31, 2009 and 2008

	Preferred Stock, Series C		Preferred Stock, Series D		Common Stock		Additional Paid-in	Notes Receivable From	Deferred	Subscriptions	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	Receivable	Deficit	Deficit

Balance, December 31, 2007 (restated)	26,880	$26,880	11,640	$291,000	13,744,654	$1,374,466	$7,743,743	$(545,165)	$(334,921)	$(462,500)	$(14,978,797)	$(6,885,294)

Issuance of common stock for consulting services	-	-	-	-	875,000	87,500	41,500	-	(93,000)	-	-	36,000

Issuance of stock for penalties due on convertible notes	-	-	-	-	725,000	72,500	7,250	-	-	-	-	79,750

Change in fair value of deferred compensation	-	-	-	-	-	-	(10,000)	-	-	-	-	(10,000)

Deferred comp – ISOP granted 10/8/08 and vested 50% 12/08	-	-	-	-	-	-	35,014	-	-	-	-	35,014

Amortization of deferred compensation	-	-	-	-	-	-	-	-	326,254	-	-	326,254

Cumulated preferred dividends	-	-	-	-	-	-	-	-	-	-	(82,550)	(82,550)

Write off of uncollectible receivable	-	-	-	-	-	-	(462,500)	-	-	462,500	-	-

Interest on notes receivable	-	-	-	-	-	-	-	(19,763)	-	-	-	(19,763)

Net income											2,181,392	2,181,392

Balance, December 31, 2008	26,880	26,880	11,640	291,000	15,344,654	1,534,466	7,355,007	(564,928)	(101,667)	-	(12,879,955)	(4,339,197)

Issuance of common stock for consulting services	-	-	-	-	900,000	90,000	72,000	-	-	-	-	162,000

Issuance of common stock in connection with acquisition	-	-	-	-	5,000,000	500,000	400,000	-	-	-	-	900,000

Issuance of warrant in connection with acquisition	-	-	-	-	-	-	540,000	-	-	-	-	540,000

Cashless exercise of options and warrants	-	-	-	-	1,280,619	128,062	(35,662)	-	-	-	-	92,400

Reclassification of non-employee options and warrants to derivative liabilities	-	-	-	-	-	-	(836,998)	-	-	-	707,474	(129,524)

Reclassification of non-employee options and warrants to equity	-	-	-	-	-	-	147,556	-	-	-	-	147,556

Reconciliation of outstanding common stock	-	-	-	-	(95,062)	(9,506)	9,506	-	-	-	-	-

Reclassification of derivative liabilities upon exercise of warrants	-	-	-	-	-	-	212,069	-	-	-	-	212,069

Reclassification of derivative liabilities to equity upon effectively fixing conversion feature and warrant price	-	-	-	-	-	-	11,938,285	-	-	-	-	11,938,285

Stock based compensation	-	-	-	-	-	-	365,520	-	-	-	-	365,520

Amortization of deferred compensation	-	-	-	-	-	-	-	-	72,498	-	-	72,498

Cumulative preferred dividends	-	-	-	-	-	-	-	-	-	-	254,675	254,675

Interest on notes receivable	-	-	-	-	-	-	-	(19,763)	-	-	-	(19,763)

Net loss	-	-	-	-	-	-	-	-	-	-	(14,920,862)	(14,920,862)

Balance, December 31, 2009	26,880	$26,880	11,640	$291,000	22,430,211	$2,243,022	$20,167,283	$(584,691)	$(29,169)	$-	$(26,838,668)	$(4,724,343)

See accompanying notes to the consolidated financial statements

NEW CENTURY COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2009 and 2008

	2009	2008

Cash flows from operating activities:
Net (loss) income	$(14,920,862)	$2,181,392
Adjustments to reconcile net (loss) income to net cash used in by operating activities:
Depreciation and amortization	208,068	82,186
Bad debt recovery	-	(2,741)
Gain on write-off of accounts payable	(21,899)	(66,194)
Gain on forgiveness of debt	-	(2,872,133)
Loss on disposal of assets	253,303	-
Amortization of deferred financing cost	398,638	296,268
Amortization of stock-based consulting fees and employee compensation	72,498	233,254
Amortization of debt discount	3,763,992	1,280,067
Estimated fair value of common stock issued for consulting services and exercise of warrants	254,400	162,355
Estimated fair value of options issued to employees and consultants	365,520	35,014
Loss (gain) on valuation of derivative liabilities	7,426,840	(4,168,415)
Interest accrued on notes receivable from stockholders	(19,763)	(19,763)
Warrants issued in connection with debt extension	80,000	-
Changes in operating assets and liabilities, net of acquisition:
Contracts receivable	211,273	203,830
Inventories	279,683	322,085
Costs and estimated earnings in excess of billings on uncompleted contracts	410,939	154,133
Prepaid expenses and other current assets	161,380	(154,485)
Other assets	(151,790)	-
Accounts payable and accrued liabilities	1,188,469	334,932
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,238,499)	1,300,323

Net cash used in operating activities	(1,277,810)	(697,892)

Cash flows from investing activities:
Purchases of property and equipment	(6,698)	-
Proceeds received from acquisition	772	-

Net cash used in investing activities	(5,926)	-

Cash flows from financing activities:
Bank overdraft	(7,814)	(3,633)
Proceeds from issuance of convertible notes payable	1,353,000	600,000
Proceeds from issuance of loan payable	150,000	-
Principal payments on notes payable to related parties	(10,679)	-
Principal payments on notes payable and capital leases	(75,027)	(148,315)

Net cash provided by financing activities	1,409,480	448,052

Net increase (decrease) in cash	125,744	(249,840)

Cash at beginning of year	31,889	281,729

Cash at end of year	$157,633	$31,889

Supplemental schedule of cash flow information:
Interest paid	$10,443	$-
Income taxes paid	$5,929	$-
Supplemental disclosure of non-cash financing and investing activities:
Accrued cumulative dividends on preferred stock	$54,575	$82,550
Reversal of accrued dividends on preferred stock	$(309,250)	$-
Reclassification of accrued interest and penalties to notes payable	$-	$1,178,806
Reclassification of derivative liabilities to additional paid-in capital upon exercise of warrants	$212,069	$-
Cumulative effect to accumulated deficit due to reclassification of non-employee options and warrants to derivative liability	$707,474	$-
Reclassification of the estimated fair value of non-employee options and warrants to derivative liability	$129,524	$-
Reclassification of the estimated fair value of non-employee options and warrants from derivative liability to additional paid-in capital	$147,556	$-
Reclassification of the estimated fair value of embedded conversion feature and warrants from derivative liability to additional paid-in capital	$11,938,285	$-
Cashless exercise of stock options and warrants	$70,138	$-
Debt discount recorded on convertible notes payable, net of financing costs	$1,088,695	$-
Debt discount recorded on notes payable	$108,101	$-
Reconciliation of outstanding common stock	$9,506	$-
Estimated fair value of common stock issued in connection with acquisition	$900,000	$-
Estimated fair value of warrant issued in connection with acquisition	$540,000	$-
Note payable to related party issued in connection with acquisition	$500,000	$-
Stock and warrants issued for financing costs	$-	$36,000
CAMHZN non-cash debt modification	$-	$150,000
Derivative liabilities from 15% CAMHZN note	$-	$442,219
Derivative liabilities from amended 12% CAMOFI note	$-	$2,773,598

See accompanying notes to the consolidated financial statements

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

New Century Companies, Inc., a Delaware corporation (“New Century”), was incorporated in Delaware on August 1, 1980. Its wholly owned subsidiary, New Century Remanufacturing Inc., a California corporation, was incorporated in March 1996 and is located in Southern California. On October 9, 2009, New Century entered into a share exchange agreement with Precision Aerostructures, Inc. (“PAI”) pursuant to which the sole shareholder of PAI agreed to transfer all capital stock of PAI to New Century (see Note 4).  Collectively, New Century and its wholly owned subsidiaries are referred to as the “Company”.  The Company provides after-market services, including rebuilding, retrofitting and remanufacturing of metal cutting machinery.  Once completed, a remanufactured machine is “like new” with state-of-the-art computers and the cost to the Company’s customer is substantially less than the price of a new machine.  Through PAI, the Company is also a world class supplier of complex structural airframe machined components and assemblies for commercial and military aircraft builders in the United States and around the world. PAI specializes in engineering and manufacturing of precision computerized numerical control (“CNC”) machined multiaxis structural aircraft components.

New Century currently sells its services by direct sales and through a network of machinery dealers across the United States.  Its customers are generally medium to large sized manufacturing companies in various industries where metal cutting is an integral part of their business.  New Century grants credit to its customers who are predominantly located in the western United States.

New Century trades on the Over-the-Counter Bulletin Board under the symbol “NCNC.”

Principles of Consolidation

The consolidated financial statements include the accounts of New Century Companies, Inc. and its wholly owned subsidiaries, New Century Remanufacturing, Inc. and PAI.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Segments of an Enterprise and Related Information

The Company has adopted the authoritative guidance for disclosures about segments of an enterprise and related information. The guidance requires the Company to report information about segments of its business in annual financial statements and requires it to report selected segment information in its quarterly reports issued to stockholders.  The guidance also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company’s two reportable segments are managed separately based on fundamental differences in their operations.  At December 31, 2009, the Company operated in the following two reportable segments (see Note 13):

(a) CNC machine tool remanufacturing and

(b) Multiaxis structural aircraft components.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2009, the Company has an operating loss of $2,441,821, an accumulated deficit of approximately $26,839,000, working capital deficit of approximately $9,491,000 and had events of default on its CAMOFI and CAMHZN debt (see Note 6).   These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2009. Therefore, the Company will be required to seek additional funds to finance its long-term operations in the form of debt and equity financing which the Company believes is available to it.  The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

In response to these problems, management has taken the following actions:

•	continued its aggressive program for selling its products;

•	continued to implement plans to further reduce operating costs; and

•	is seeking investment capital through the public and private markets.

The consolidated financial statements do not include any adjustments to the carrying amounts related to recoverability and classification of assets or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

In the opinion of management, the accompanying consolidated balance sheets and related consolidated statements of operations, cash flows and stockholders’ deficit include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates made by management are, among others, deferred tax asset valuation allowances, realization of inventories, collectibility of receivables, recoverability of long-lived assets, accrued warranty costs, payroll and income tax penalties, the valuation of conversion options, stock options and warrants and the estimation of costs for long-term construction contracts.  Actual results could differ from those estimates.

Concentrations of Credit Risks

Cash is maintained at various financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each financial institution for up to $250,000.  At times, cash may be in excess of the FDIC insured limit.  The Company did not have any uninsured bank balances at December 31, 2009 and 2008.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash.

The Company sells products to customers throughout the United States. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company.  Although the Company does not obtain collateral with which to secure its contract receivable, management periodically reviews contracts receivable and assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure could, at times, be material to the consolidated financial statements.

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

During the year ended December 31, 2009, sales to five customers approximated 65% of net sales.  Further, there were three customers that accounted for 77% of receivables.

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

Management reviews the collectibility of receivables periodically and believes that the allowance for doubtful accounts for year ended December 31, 2009 and 2008 is adequate. The allowance for doubtful accounts was $0 and $24,000 for the years ended December 31, 2009 and 2008, respectively.

Risks and Uncertainties

The Company operates in industries that are subject to intense competition.  The Company's operations are subject to significant risks and uncertainties including financial, operational, technological and other risks associated with operating a business including the potential risk of business failure.

Cash and Cash Equivalents

The Company considers all highly liquid fixed income investments with maturities of three months or less at the time of purchase, to be cash equivalents. The Company had no cash equivalents at December 31, 2009 and 2008.

Inventories

Inventories are stated at the lower of cost or net realizable value.  Cost is determined under the first-in, first-out method.  Inventories represent cost of work in process on units not yet under contract.  Cost includes all direct material and labor, machinery, subcontractors and allocations of indirect overhead.  At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. Among other factors, the Company considers historical demand and forecasted demand in relation to the inventory on hand and market conditions when determining obsolescence and net realizable value. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories.  As of December 31, 2009, the net realizable value of inventories consist of $112,124 of work-in-process and $172,215 of finished goods.  The Company had inventory reserves approximating $533,000 at December 31, 2008.  The following is a detail of the inventories as of December 31, 2008:

At	Inventory Cost (thousands)	Direct Labor (thousands)	Direct Material (thousands)	Subcontractors (thousands)	Allocation or Indirect Overhead (thousands)
12/31/2008	$1,097	$107	$568	$45	$377

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to five years.  Equipment under capital leases are depreciated over the shorter of the estimated useful life or the term of the lease.  Maintenance and repairs are charged to expense as incurred.  Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations. For the years ended December 31, 2009 and 2008, the Company incurred depreciation expense of approximately $155,000 and $82,000, respectively.

Business Combinations and Intangible Assets Including Goodwill

Business combinations are accounted for using the purchase method of accounting and accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date.  Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets.  Obtaining information needed to finalize the fair value of the acquired assets and liabilities takes time and frequently occurs over several quarters.  Accordingly, it is common for initial fair value estimates to be subsequently revised.  The results of operations of acquired businesses are included in the Company’s consolidated financial statements from the acquisition date.

Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives.  They are reviewed for impairment if indicators of potential impairment exist.  Goodwill is tested for impairment on an annual basis.

Impairment of Other Long-Lived Assets

The Company evaluates other long-lived assets held and used by the Company for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company's management believes there is no impairment of long-lived assets as of December 31, 2009. There can be no assurance, however, that market conditions will not change or demand for the Company's products will continue, which could result in future impairment of long-lived assets.

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

For contracts, the amount of revenue recognized at the consolidated financial statement date is the portion of the total contract price that the cost expended to date bears to the anticipated final cost, based on current estimates of cost to complete. Contract costs include all materials, direct labor, machinery, subcontract costs and allocations of indirect overhead.

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

For revenues from stock inventory the Company follows U.S accounting standards, which outline the basic criteria that must be met to recognize revenue other than revenue on contacts, and provides guidance for presentation of this revenue and for disclosure related to these revenue recognition policies in financial statements filed with the Securities and Exchange Commission (“SEC”).

The Company accounts for shipping and handling fees and costs in accordance with U.S accounting standards. Shipping and handling fees and costs incurred by the Company are immaterial to the operations of the Company and are included in cost of sales.

In accordance with U.S. accounting standards, revenue is recorded net of an estimate for markdowns and price concessions. Such reserve is based on management's evaluation of historical experience, current industry trends and estimated costs. As of December 31, 2009, the Company estimated the markdowns and price concessions and concluded amounts are immaterial and did not record any adjustment to revenues.

Warranty

The Company provides a warranty on certain products sold.  Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized.  At December 31, 2009 and 2008, the warranty obligation balance was approximately $137,000 and $50,000, respectively.  Amounts charged to warranty expense in the accompanying consolidated statements of operations was approximately $153,000 and $147,000 for the years ended December 31, 2009 and 2008, respectively.

Advertising

The Company expenses the cost of advertising when incurred as selling expense in the accompanying consolidated statements of operations.  Advertising expenses were approximately $3,000 and $0 for the years ended December 31, 2009 and 2008, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.  During the years ended December 31, 2009 and 2008, the Company did not incur any research and development costs.

Income Taxes

The Company records deferred tax assets and liabilities on its consolidated balance sheets to reflect the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset,.  The Company is required to perform an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. A full valuation allowance for deferred tax assets has been provided at December 31, 2009 and 2008. The valuation allowance approximates $13,540,000 and $6,929,000 as of December 31, 2009 and 2008, respectively. See Note 8 for additional information.

Basic and Diluted Loss (Income) Per Common Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares and dilutive common stock equivalents outstanding for each respective year.

Common stock equivalents, representing convertible Preferred Stock, convertible debt, options and warrants totaling approximately 141,347,000 shares at December 31, 2009 are not included in the diluted loss per share as they would be anti-dilutive.

Common stock equivalents, representing convertible Preferred Stock, convertible debt, options and warrants totaling approximately 62,101,548 shares at December 31, 2008 are included in the diluted income per share (see Note 10).

Stock Based Compensation

The Company uses the fair value method of accounting for employee stock compensation cost. Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company had no equity incentive awards granted prior to January 1, 2006 that were not yet vested.  For the years ended December 31, 2009 and 2008, share-based compensation expense of $365,520 and $35,014 was recognized in consulting and other compensation in the accompanying consolidated statements of operations.

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

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though the model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restriction, which differ significantly from the Company's stock options. The Black-Scholes model also requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

The Company accounts for transactions involving services provided by third parties where the Company issues equity instruments as part of the total consideration using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable. In transactions when the value of the goods and/or services are not readily determinable, the fair value of the equity instruments is more reliably measurable and the counterparty receives equity instruments in full or partial settlement of the transactions, the Company uses the following methodology:

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

Deferred Financing Costs

Direct costs of securing debt financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. During the years ended December 31, 2009 and 2008, the Company amortized approximately $399,000 and $296,000, respectively, of deferred financing costs to interest expense.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.  Liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	December 31, 2009
Fair value of derivative liability	$-	$-	$48,378	$48,378
Total	$-	$-	$48,378	$48,378

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2009.

Accounting for Derivative Instruments

In connection with the issuance of certain convertible notes payable (see Note 6), the notes had conversion features that the Company determined were embedded derivative instruments. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. During the third quarter of 2009, as a result of entering into the 2009 debenture agreements and subsequent 2009 amendments, the Company did not have a sufficient number of authorized shares to settle outstanding and exercisable options, warrants, and convertible instruments. Therefore, the Company was required to reclassify all non-employee options and warrants as derivative liabilities and record them at their fair values.  The non-employee warrants and stock options were initially valued at $836,998 and recorded as additional paid-in capital.  The $707,474 difference between the derivative liability of $129,524 and the $836,998 amount recorded in additional paid-in capital was recorded as a cumulative retained earnings adjustment.  On December 22, 2009, the Company amended Article IV of their Certificate of Incorporation, to increase the shares of common stock that are authorized for issuance by 200,000,000 shares, bringing the total number of common shares authorized for issuance to 250,000,000 (see Note 9).  The Company reclassified all non-employee options and fixed-price warrants recorded as derivative liabilities to equity at their then fair values because there were sufficient authorized shares to settle outstanding options, warrants and convertible instruments.  Upon valuation at December 22, 2009, the fair value of the non-employee options and fixed-price warrants was $147,556 which was recorded as additional paid-in capital.  The change from the initial derivative liability valuation of $104,395 was recorded as a loss on valuation of derivative liabilities in the accompanying consolidated statement of operations.

For all of the derivative instruments, any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

As discussed in Note 6, effective December 31, 2009, CAMOFI and CAMHZN removed the variability of the conversion feature of their notes, fixing the conversion price at the then conversion price of $0.04 per share.  In addition, CAMOFI and CAMHZN also removed the variability of the exercise price of their outstanding warrants.  As a result, the fair values of the variable conversion feature ($11,190,904) of the notes and the related warrants ($747,381) were reclassified to additional paid-in capital on December 31, 2009.

During the years ended December 31, 2009 and 2008, the Company recognized other income (expense) of $(7,426,840) and $4,168,415, respectively, related to recording derivative liabilities at fair value.  At December 31, 2009 and 2008, the derivative liability balance was $48,378 and $1,975,298, respectively.

Warrant-related and conversion-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the year ended December 31, 2009: dividend yield of 0%; volatility ranging from 177% to 669% and risk free interest rates ranging from 0.16% to 3.39%.

The following table summarizes the activity related to the derivative liability during the year ended December 31, 2009:

Derivative liability – December 31, 2008	$1,975,298
Derivative liability added for reclassification from accrued liabilities	50,000
Derivative liability added for warrants issued in connection with debt modification	80,000
Derivative liability added for convertible debt issued	2,684,626
Derivative liability added for reclassification of warrants from equity	129,524
Derivative liability reduced for reclassification of warrants to equity	(147,556)
Derivative liability reduced for warrants exercised and reclassified to additional paid-in capital	(212,069)
Derivative liability reduced for reclassification of conversion feature of notes and related
warrants to equity	(11,938,285)
Change in fair value of derivative liability	7,426,840
Total derivative liability – December 31, 2009	$48,378

Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-K, and determined that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.

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

In January 2010, the FASB issued an update to its accounting guidance regarding fair value measurement and disclosure. The guidance affects the disclosures made about recurring and non-recurring fair value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

2. CONTRACTS IN PROGRESS

Contracts in progress which include completed contracts not completely billed approximate the following as of December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008
Cumulative costs to date	$3,166,000	$6,756,000
Cumulative gross profit to date	2,611,000	5,768,000
Cumulative revenue earned	5,777,000	12,524,000
Less progress billings to date	(5,921,000)	(13,495,000)
Net (over)/under billings	$(144,000)	$(971,000)

The following approximate amounts are included in the accompanying consolidated balance sheets under these captions as of December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008
Costs and estimated earnings in excess of billings on uncompleted contracts	$6,000	$417,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(150,000)	(1,388,000)
Net over billings	$(144,000)	$(971,000)

3. PROPERTY AND EQUIPMENT

Property and equipment approximate the following at December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008
Machinery and equipment	$1,265,000	$907,000
Leased vehicles	181,000	109,000
Computer equipment	36,000	20,000
Furniture and fixtures	5,000	4,000
	1,487,000	1,040,000
Less accumulated depreciation and amortization	(770,000)	(853,000)
	$717,000	$187,000

Assets under capital leases are comprised of equipment purchases aggregating to $834,000 and $109,000 at December 31, 2009 and 2008, respectively.  Depreciation expense recorded for these assets under capital leases amounted to $81,670 and $21,835 for the years ended December 31, 2009 and 2008, respectively.

4. ACQUISITION OF PRECISION AEROSTRUCTURES, INC

On October 9, 2009, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with PAI and Michael Cabral (“Cabral”) pursuant to which Cabral, as the sole shareholder of PAI, agreed to transfer to the Company, and the Company agreed to acquire from Cabral, all of the capital stock of PAI (the “PAI Shares”) in exchange for 5,000,000 shares of the Company’s common stock (the “NCCI shares”) with an acquisition-date fair value of $900,000 and the delivery of promissory note of the Company (the “Note”) in the principal amount of $500,000 payable from the proceeds of any equity financing with gross proceeds of at least $2,000,000 provided that the investors in such financing permit the proceeds thereof  to be used for such purpose (see Note 12).

Additionally, at such time (the “Vesting Date”) as the cumulative net income of PAI is at least $3,000,000 for the period commencing on January 1, 2010 and ending on October 9, 2012 the Company will issue to Cabral warrants (“Warrants”) to purchase 3,000,000 shares of Company common stock.  The Warrants will be for a term of the earlier of three years from the Vesting Date or January 1, 2014, and shall have an exercise price of $0.10 per share.  The Warrant vests immediately on the Vesting Date and the estimated acquisition-date fair value of the Warrants was $540,000 (based on the Black-Scholes option pricing model).

The Company acquired PAI to position itself for growth in the aerospace business, which is projected to grow at a 5% compounded annual rate for the next 20 years.  PAI complements the Company’s machining capabilities in an industry that shows more growth in comparison to machine tooling.

The terms of the purchase were the result of arms-length negotiations.  There is no material relationship between the Company, on the one hand, and PAI or Cabral, on the other hand.

The purchase price has been determined as follows:

Common stock	$900,000
Promissory note	500,000
Warrants to purchase 3,000,000 shares at $0.10 per share	540,000
$1,940,000

The following represents an allocation of the purchase price over the acquisition-date fair value of the acquired assets and liabilities of PAI as of October 1, 2009, the effective date of the acquisition:

Cash	$772
Accounts receivable	44,606
Prepaid expenses and other current assets	450
Deferred financing costs	10,220
Property and equipment	931,060
Accounts payable and accrued expenses	(1,961,453)
Capital lease obligations	(772,380)
Notes payable to related parties	(49,785)
Notes payable and accrued interest	(122,611)
Net tangible liabilities assumed	(1,919,121)
Identifiable intangibles:
Customer relationships	1,500,000
Deferred tax liability	-
Goodwill	2,359,121
$1,940,000

The Company recorded approximately $5,000 in acquisition-related costs which was included in selling, general and administrative in the accompanying consolidated statements of operations.   The fair values assigned to identifiable intangible assets acquired were based on estimates and assumptions determined by management.  The fair values of the customer relationships were determined using an income approach.  The amount of goodwill deductible for income tax purposes approximates $0.  Following the acquisition, the Company is reporting PAI's results of operations as a new segment.

The pro forma combined historical results, as if PAI had been acquired as of January 1, 2009 and 2008, are estimated as follows (unaudited):

	Year Ended
	December 31,	December 31,
	2009	2008
Net sales	$4,431,291	$8,225,099
Net loss	$(15,101,622)	$(463,861)
Weighted average common share outstanding:
Basic and diluted	20,630,509	19,696,227
Loss per share:
Basic and diluted	$(0.73)	$(0.02)

The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination and is not amortized.  The Company allocates its goodwill to its various reporting units, determines the carrying value of those businesses, and estimates the fair value of the reporting units so that a two-step goodwill impairment test can be performed.  In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value.  Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred.  Impairment is based on several factors including the Company's projection of future undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the goodwill impairment test in order to determine the amount of goodwill impairment, if any.

The changes in the carrying amount of goodwill for the year ended December 31, 2009 are as follows:

Balance, January 1, 2009	$-
Goodwill of PAI acquired (see Note 4)	2,359,121
Balance, December 31, 2009	$2,359,121

The Company performed an impairment test on goodwill as of December 31, 2009.  Based on its analysis as of December 31, 2009, the Company's management believes there is no impairment of its goodwill.  There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in impairment of goodwill in the future.

Identifiable intangibles acquired in connection with business acquisitions are recorded at their respective fair values.  Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed.

Other intangible assets consist of the following as of December 31, 2009:

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	Seven	$1,500,000	$(53,571)	$1,446,429

Amortization of other intangible assets was $53,571 for the year ended December 31, 2009.

 The estimated amortization expense for the next five years approximates:

For The Years Ending December 31,
2010	$214,000
2011	214,000
2012	214,000
2013	214,000
2014	214,000
Thereafter	376,000
$1,446,000

6. CONVERTIBLE NOTES PAYABLE

CAMOFI and CAMHZN 12% and 15% Senior Secured Convertible Debt

On February 28, 2006, the Company issued a 12% Senior Secured Convertible Promissory Note (“CAMOFI Note”) to CAMOFI Master LDC (“CAMOFI”) in the amount of $3,500,000 and was due February 20, 2009.  The CAMOFI Note contained an anti-dilution provision concerning convertibility that reduces the conversion price for any and all equity or convertible equity instruments issued that have a conversion price less than the CAMOFI Note (“anti-dilution provision”). Consequently the variable conversion feature does not allow the CAMOFI Note to be considered conventional convertible debt.  In accordance with the FASB Accounting Standards Codification ("ASC") Topic 815, Derivatives & Hedging (“ASC Topic 815”), the embedded conversion option is required to be treated as a derivative and separated from the contract. Further, the CAMOFI Note also contains a buy-in provision for conversion shares which could require a net cash settlement. The convertibility and buy-in provisions required that the conversion option be classified as a liability. The conversion option was valued at $3,502,664 on February 26, 2006 and recorded as a liability.

The conversion option was marked-to-market on a quarterly basis and the resulting change in fair value of the liability was recorded as a gain or loss upon valuation in the consolidated statement of operations.  For the period ended June 26, 2008, the Company recorded on the valuation a gain of $1,667,074 which is included in (loss) / gain on valuation of derivative liabilities in the accompanying consolidated statement of operations. The initial conversion option fair value is also treated as a discount to the CAMOFI Note and is amortized over the life of the Note. As of June 26, 2008, $1,094,311 was amortized to interest expense in the accompanying consolidated statements of operations.

Amendment to CAMOFI Notes

As of June 26, 2008 an aggregate of $3,800,890 principal, interest and penalties were due under the note.

Pursuant to a letter agreement dated June 26, 2008 (the “Letter Agreement”) between the Company and CAMOFI, CAMOFI agreed to waive certain penalties and default interest which had been accrued under the transaction documents previously entered into with CAMOFI, including the CAMOFI Note in the original principal amount of $3,500,000, Security Agreement, an Amended and Restated Registration Rights Agreement, and a Subsidiary Guaranty. The waiver is subject to the Company’s performance of its obligations under the Letter Agreement and the execution of further documentation to be prepared in connection with the Letter Agreement. Pursuant to the Letter Agreement, the Company issued an amended and restated Note (the “CAMOFI Amended Note”) in the principal amount of $2,950,000 with a new maturity date of August 1, 2010. The note is secured by all of the assets of the Company.

Additionally, under the Letter Agreement, the Company issued 725,000 shares of common stock and 725,000 five year warrants with an exercise price of $0.10 per share and 725,000 five year warrants with an exercise price of $0.20 share (See “Stock Purchase Warrants Issued and Cancelled in Connection with the CAMOFI Note” below). Commencing on August 1, 2008, and continuing thereafter on the first business day of every month for the next twenty-four months, the Company has the obligation to pay to CAMOFI the amount of $70,000, allocated first to the payment of interest and second to the payment of principal on the CAMOFI Amended Note. On or before August 1, 2010, the Company shall pay to CAMOFI all amounts still outstanding under the Amended Note, whether of principal, interest or otherwise.

The transaction for the exchange of the CAMOFI Amended Note for the original CAMOFI Note is treated as an extinguishment of debt.  ASC Topic 470, Debt (“ASC Topic 470”), requires that an exchange of debt with substantially different terms is an extinguishment of debt and should be accounted for in accordance with ASC Topic 860, Transfers and Servicing (“ASC Topic 860”).  ASC Topic 860 permits derecognition of the liability if and only if it has been extinguished if the debtor pays the creditor and is relieved of its obligation or the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor.  Per the Amended CAMOFI Note and the Letter Agreement dated June 26, 2008, the Company has been released from its obligation under the original 12% Convertible Note Agreement. In accordance with ASC Topic 470, the Company evaluated the change in cash flows and determined there was a greater than 10% change and therefore treatment as debt extinguishment was applicable.  A gain on extinguishment of $2,872,133 was recorded on June 26, 2008 primarily due to the extinguishment of accrued penalties and interest of $850,000 and extinguishment of the warrant and conversion option derivative liabilities of $347,460.

The CAMOFI Amended Note contained the same anti-dilution provision and buy-in features which were present in the CAMOFI Note and therefore the embedded conversion option is treated as a derivative liability and separated from the contract. The liability was valued at $2,535,393 on June 26, 2008. The Black Scholes model was used and the assumptions were: $0.11 closing stock price, $0.10 exercise price, 2.21% risk free rate, 163.91% volatility and no dividends.

As discussed in Note 1, CAMOFI removed the anti-dilution provision effective December 31, 2009.  Prior to removing the feature, the conversion price decreased to $0.04 and $0.07 at December 31, 2009 and 2008, respectively.  As of December 31, 2009 and 2008, the fair value of the conversion option derivative liability was determined to be $6,242,938 and $1,515,634, respectively.  As a result of the removal of the anti-dilution provision, the fair value of the conversion option was reclassified from derivative liability to additional paid-in capital.

For the year ended December 31, 2009, the Company recorded a change in the fair value of the derivative liability that resulted in a loss of $4,727,304, which is included in (loss) / gain on valuation of derivative liabilities in the accompanying consolidated statements of operations. The initial conversion option value is also treated as a discount to the CAMOFI Amended Note and is amortized over the life of the Note. For the year ended December 31, 2009 and period June 26, 2008 to December 31, 2008, $1,216,989 and $625,397, respectively, was amortized to interest expense in the accompanying consolidated statements of operations. As of December 31, 2009, the unamortized balance of debt discount for the conversion option is approximately $693,000.

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

For the period ended June 26, 2008, the Company recorded on the valuation a gain of $1,043,112 which is included in (loss) / gain on valuation of derivative liabilities in the accompanying consolidated statement of operations. The initial warrant liability fair value is also treated as a discount to the CAMOFI Note and is amortized over the life of the Note. As of June 26, 2008, $503,784 was amortized to interest expense in the accompanying consolidated statements of operations.

Amendment to CAMOFI Note and Warrants

As part of the June 26, 2008 amendment to the CAMOFI Note, CAMOFI cancelled 3,476,190 warrants with a term of five years, which were issued on February 28, 2006 with an exercise price at issuance of $0.63 per share and 1,500,000 warrants dated December 19, 2006 with an exercise price at issuance of $0.35 per share. The fair value of such warrants on June 26, 2008 was approximately $530,000, based on the Black-Scholes pricing model and was recorded as gain on forgiveness of debt in the accompanying consolidated statement of operations.  Further, the Company issued 725,000 warrants exercisable at $0.10 per share and 725,000 warrants exercisable at $0.20 per share. The new warrants contained the anti-dilution and buy-in provisions of the original warrants and thus were also derivative liabilities. The value of the warrants on June 26, 2008 was $158,455. The Black Scholes model was used and the assumptions were: $0.11 closing stock price, $0.10 exercise price, 2.21% risk free rate, 187.01% volatility and no dividends.

As discussed in Note 1, CAMOFI removed the anti-dilution provision effective December 31, 2009.  Prior to removing the feature, the exercise price decreased to $0.04 and $0.07 at December 31, 2009 and 2008, respectively.  The decrease in the exercise price adjusted the total warrants to 5,625,000 and 3,214,286 at December 31, 2009 and 2008, respectively.  As of December 31, 2009 and 2008, the fair value of the warrant derivative liability was determined to be $493,780 and $151,400, respectively.  As a result of the removal of the anti-dilution provision, the fair value of the warrants was reclassified from derivative liability to additional paid-in capital.

For the year ended December 31, 2009, the Company recorded a change in the fair value of the derivative liability that resulted in a loss of $437,686, which is included in (loss) / gain on valuation of derivative liabilities in the accompanying consolidated statements of operations. The initial warrant liability fair value was also treated as a discount to the CAMOFI Amended Note and was amortized over the life of the Note. For the years ended December 31, 2009 and December 31, 2008, $80,555 and $39,086, respectively, was amortized to interest expense in the accompanying consolidated statements of operations. As of December 31, 2009, the unamortized balance of debt discount for the warrants issued is approximately $39,000.

Stock Issued in Connection with the restructuring of CAMOFI Note

In connection with the Letter Agreement dated June 26, 2008, the Company issued to CAMOFI 725,000 shares of common stock. The common shares were valued at $79,750 at issuance date, when the closing price was of $0.11 per share. This has been accounted for as a discount to the note and an increase in common stock and APIC. The discount amount from the shares is amortized to interest expense over the remaining life of the Notes.  Approximately $38,000 and $20,000 of debt discount was amortized during the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, the unamortized balance of debt discount for the stock issued is approximately $22,000.

For the year ended December 31, 2008, $122,719 of principal payments were made on the CAMOFI Note. As of December 31, 2009 and 2008, the principal balance is approximately $2,834,000 and $2,827,000, respectively, which is presented in the accompanying consolidated balances net of unamortized debt discounts totaling approximately $754,000 and $2,089,443, respectively.

CAMHZN Master LDC (“CAMHZN”) Convertible Debt

On August 8, 2008, the Company issued a 15% Senior Secured Convertible Promissory Note (“CAMHZN Note”) to CAMHZN Master LDC (“CAMHZN”) in the principal amount of $600,000, with a maturity date of August 1, 2010, and a conversion price of $0.07. The note is secured by all of the assets of the Company.

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

As discussed in Note 1, CAMHZN removed the anti-dilution provision effective December 31, 2009.  Prior to removing the feature, the conversion price decreased to $0.04 at December 31, 2009.  As of December 31, 2009, the fair value of the conversion option derivative liability was determined to be $1,656,080.  As a result of the removal of the anti-dilution provision, the fair value of the conversion option was reclassified from derivative liability to additional paid-in capital.

For the year ended December 31, 2009, the Company recorded a change in the fair value of the derivative liability that resulted in a loss of $1,347,816, which is included in (loss) / gain on valuation of derivative liabilities in the accompanying consolidated statements of operations. The initial conversion option value was also treated as a discount to the CAMHZN Amended Note and is amortized over the life of the Note.  For the years ended December 31, 2009 and 2008, $190,232 and $79,263, respectively, was amortized to interest expense in the accompanying consolidated statements of operations.

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

As discussed in Note 1, CAMHZN removed the anti-dilution provision effective December 31, 2009.  Prior to removing the feature, the exercise price decreased to $0.04 at December 31, 2009.  The decrease in the exercise price adjusted the total warrants to 1,750,000 at December 31, 2009.  The Company reclassified the fair value of the warrant at December 31, 2008 from accrued liabilities to derivative liability during the current year.  As of December 31, 2009, the fair value of the warrant derivative liability was determined to be $153,601.  As a result of the removal of the anti-dilution provision, the fair value of the warrants was reclassified from derivative liability to additional paid-in capital.

For the year ended December 31, 2009, the Company recorded a change in the fair value of the derivative liability that resulted in a loss of $134,001, which is included in (loss) / gain on valuation of derivative liabilities in the accompanying consolidated statements of operations.

The initial CAMHZN Warrants derivative liability represents a discount from the face amount of the notes payable. Such discounts are amortized to interest expense over the term of the note. During the years ended December 31, 2009 and 2008, the Company amortized approximately $33,000 and $13,000, respectively, to interest expense in the accompanying consolidated statements of operations.

Amendment to the Warrant Agreement

On December 30, 2008, the Company entered into an amended agreement with the warrant holder, CAMHZN Master LDC, whereby the warrant holder agreed to waive its Registration Rights for a fee of $150,000. Such fee was added to the outstanding balance of the 15% Convertible Promissory Note. The Company recorded the $150,000 as deferred financing fees and is amortizing it over the remaining maturity of the CAMHZN Note.  During the year ended December 31, 2009 and 2008, the Company amortized $94,737 and $0, respectively to interest expense in the accompanying consolidated statements of operations.

As of December 31, 2009, the principal balance of the CAMHZN Note is $750,000, which is presented in the accompanying consolidated balances sheets net of unamortized debt discount of approximately $127,000.

As of December 31, 2008, the principal balance of the CAMHZN Note is $701,000, which is presented net of unamortized debt discount of approximately $49,000, respectively.

During the year ended December 31, 2009, the Company amortized $46,151 in deferred financing fees related to the CAMOFI and CAMHZN notes to interest expense in the accompanying consolidated statements of operations.

The last monthly contractual payment on the CAMOFI note was made in October 2008 and no payments have made on the CAMHZN Note which were scheduled to begin on September 1, 2008.  As a result, these are events of default under the terms of the agreement. Under the terms of the agreement, if any event of default occurs, the full principal amount of the note, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become, at the note holder’s election, immediately due and payable in cash. The note holders have yet to elect to exercise the following provision.

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

Per ASC Topic 815, the conversion option is a derivative liability. The Company recorded at issuance a $384,460 derivative liability for the February CAMOFI Note, and a $95,292 derivative liability for the February CAMHZN Note.

The Company recorded deferred financing costs at issuance of $116,200 on the February CAMOFI Note and $28,800 on the February CAMHZN Note for the difference between the face amount of the notes and the net proceeds received. In addition, the discounts resulting from the conversion options of $384,460 on the February CAMOFI Note and $95,292 on the February CAMHZN Note were amortized to interest expense ratably over the life of the Notes.

For the year ended December 31, 2009, the Company recorded amortization expense on the conversion option and issuance costs of $384,460 and $116,200, respectively, on the February CAMOFI Note and $95,292 and $28,800, respectively, on the February CAMHZN Note.

On August 18, 2009, The Company entered into an amendment (the "2009 Amendment") of the February CAMOFI Note and February CAMZHN Note. Pursuant to the 2009 Amendment, the notes were amended as follows:

(a) The maturity dates were extended to August 1, 2010.

(b) The conversion price of the notes was reset to $0.04 per share.

In consideration for the 2009 Amendment, the Company issued 800,000 and 200,000 seven year warrants with an exercise price of $0.000001 per share to CAMOFI and CAMZHN, respectively.  This issuance was not considered an anti-dilution event, therefore no conversion or exercise price adjustments were effected.  The Company recorded on August 18, 2009 a derivative liability of $64,000 for the CAMOFI warrants and $16,000 for the CAMZHN warrants and recorded an equivalent amount of expense, which is recorded in the accompanying consolidated statements of operations.  At December 31, 2009 the fair value was $80,000 for the CAMOFI warrants and $20,000 for the CAMZHN warrants.

At December 31, 2009 the fair values of the conversion features were $1,535,618 for the February CAMOFI Note and $380,619 for the February CAMHZN Note.

As discussed in Note 1, CAMOFI and CAMHZN removed the anti-dilution provisions of the conversion option of the notes and the exercise price of the warrants effective December 31, 2009.  As a result of the removal of the anti-dilution provisions, the fair values of the conversion options and warrants were reclassified from derivative liability to additional paid-in capital.

For the year ended December 31, 2009, the Company recorded a change in the fair value of the warrants derivative liability that resulted in a loss of $16,000 and $4,000 for the CAMOFI and CAMZHN warrants, respectively.

For the year ended December 31, 2009, the Company recorded a change in the fair value of the conversion options derivative liability that resulted in a loss of $1,151,158 and $285,327 for the February CAMOFI and CAMHZN notes, respectively.

The change in fair values of the derivative instruments are included in (loss) / gain on valuation of derivative liabilities in the accompanying consolidated statements of operations.

July 17, 2009 CAMOFI AND CAMHZN 15% Senior Secured Convertible Debt

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

Per ASC Topic 815, the conversion options of the July CAMOFI and CAMZHN notes were derivative liabilities. The Company recorded at issuance a $39,154 derivative liability for the July CAMOFI Note, and a $9,789 derivative liability for the July CAMHZN Note and corresponding debt discounts of $39,154 and $9,789, respectively.  At December 31, 2009 the fair value of the conversion features were $111,289 and $27,822 for the July CAMOFI Note and CAMHZN Note, respectively.

As discussed in Note 1, CAMOFI and CAMHZN removed the anti-dilution provisions of the conversion option of the notes effective December 31, 2009.  As a result of the removal of the anti-dilution provisions, the fair values of the conversion options were reclassified from derivative liability to additional paid-in capital.

For the year ended December 31, 2009, the Company recorded a change in the fair value of the conversion options derivative liability that resulted in a loss of $72,135 and $18,033 for the July CAMOFI and CAMHZN notes, respectively. The change in fair values of the derivative instruments are included in (loss) / gain on valuation of derivative liabilities in the accompanying consolidated statements of operations.

The discounts are amortized into interest expense ratably over the life of the Notes. For the year ended December 31, 2009, the Company recorded amortization expense on the conversion option of $17,219 and $4,307 on the July CAMOFI Note and CAMHZN Note, respectively.

September 25, 2009 CAMOFI AND CAMHZN 15% Senior Secured Convertible Debt

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

Per ASC Topic 815, the conversion options of the September CAMOFI and CAMZHN notes were derivative liabilities. The Company recorded at issuance a $245,736 derivative liability for the September CAMOFI Note, and a $61,434 derivative liability for the September CAMHZN Note and debt discounts of $48,000 and $12,000, respectively, and the remaining $241,170 recorded as interest expense upon issuance. At December 31, 2009 the fair value of the conversion features were $105,989 and $26,497 for the September CAMOFI Note and CAMHZN Note, respectively.

As discussed in Note 1, CAMOFI and CAMHZN removed the anti-dilution provisions of the conversion option of the notes effective December 31, 2009.  As a result of the removal of the anti-dilution provisions, the fair values of the conversion options were reclassified from derivative liability to additional paid-in capital.

For the year ended December 31, 2009, the Company recorded a change in the fair value of the conversion options derivative liability that resulted in a gain of $139,747 and $34,937 for the September CAMOFI and CAMHZN notes, respectively. The change in fair values of the derivative instruments are included in (loss) / gain on valuation of derivative liabilities in the accompanying consolidated statements of operations.

The discounts will be amortized into interest expense ratably over the life of the Notes. For the year ended December 31, 2009, the Company recorded amortization expense on the conversion option of $14,400 and $3,600 on the September CAMOFI Note and CAMHZN Note, respectively.

October 9, 2009 CAMOFI AND CAMHZN 15% Senior Secured Convertible Debt

On October 9, 2009, the Company entered into an agreement with CAMOFI for the issuance of a Senior Secured Convertible Note for $200,000 (the “October CAMOFI Note”), maturing on August 1, 2010. The October CAMOFI Note can be converted at $0.04 per share at any time during the term of the convertible note, subject to certain anti-dilution adjustments. The note is secured by all of the assets of the Company.

On October 9, 2009, the Company entered into an agreement with CAMHZN for the issuance of a Senior Secured Convertible Note for $50,000 (the “October CAMZHN Note”) maturing on August 1, 2010. The October CAMZHN Note can be converted at $0.04 per share at any time during the term of the convertible note, subject to certain anti-dilution adjustments.

Per ASC Topic 815, the conversion options of the October CAMOFI and CAMZHN notes were derivative liabilities. The Company recorded at issuance a $848,934 derivative liability for the October CAMOFI Note, and a $212,233 derivative liability for the October CAMHZN Note, and debt discounts of $200,000 and $50,000, respectively, and the remaining $811,167 recorded as interest expense upon issuance. At December 31, 2009 the fair value of the conversion features were $441,621 and $110,405 for the October CAMOFI Note and CAMHZN Note, respectively.

As discussed in Note 1, CAMOFI and CAMHZN removed the anti-dilution provisions of the conversion option of the notes effective December 31, 2009.  As a result of the removal of the anti-dilution provisions, the fair values of the conversion options were reclassified from derivative liability to additional paid-in capital.

For the year ended December 31, 2009, the Company recorded a change in the fair value of the conversion options derivative liability that resulted in a gain of $407,313 and $101,828 for the October CAMOFI and CAMHZN notes, respectively. The change in fair values of the derivative instruments are included in (loss) / gain on valuation of derivative liabilities in the accompanying consolidated statements of operations.

The discounts will be amortized into interest expense ratably over the life of the Notes. For the year ended December 31, 2009, the Company recorded amortization expense on the conversion option of $60,000 and $15,000 on the October CAMOFI Note and CAMHZN Note, respectively.

December 22, 2009 CAMOFI AND CAMHZN 15% Senior Secured Convertible Debt

On December 22, 2009, the Company entered into an agreement with CAMOFI for the issuance of a Senior Secured Convertible Note for $200,000 (the “December CAMOFI Note”), maturing on August 1, 2010. The December CAMOFI Note can be converted at $0.04 per share at any time during the term of the convertible note, subject to certain anti-dilution adjustments. The note is secured by all of the assets of the Company.

On December 22, 2009, the Company entered into an agreement with CAMHZN for the issuance of a Senior Secured Convertible Note for $50,000 (the “December CAMZHN Note”) maturing on August 1, 2010. The December CAMZHN Note can be converted at $0.04 per share at any time during the term of the convertible note, subject to certain anti-dilution adjustments.

Per ASC Topic 815, the conversion options of the December CAMOFI and CAMZHN notes were derivative liabilities. The Company recorded at issuance a $546,613 derivative liability for the December CAMOFI Note, and a $132,880 derivative liability for the December CAMHZN Note, and debt discounts of $200,000 and $50,000, respectively, and the remaining $429,493 recorded as interest expense upon issuance. At December 31, 2009 the fair value of the conversion features were $441,621 and $110,405 for the December CAMOFI Note and CAMHZN Note, respectively.

As discussed in Note 1, CAMOFI and CAMHZN removed the anti-dilution provisions of the conversion option of the notes effective December 31, 2009.  As a result of the removal of the anti-dilution provisions, the fair values of the conversion options were reclassified from derivative liability to additional paid-in capital.

For the year ended December 31, 2009, the Company recorded a change in the fair value of the conversion options derivative liability that resulted in a gain of $104,992 and $22,475 for the December CAMOFI and CAMHZN notes, respectively. The change in fair values of the derivative instruments are included in (loss) / gain on valuation of derivative liabilities in the accompanying consolidated statements of operations.

The discounts will be amortized into interest expense ratably over the life of the Notes. For the year ended December 31, 2009, the Company recorded amortization expense on the conversion option of $20,000 and $5,000 on the December CAMOFI Note and CAMHZN Note, respectively.

Convertible notes payable, net of debt discounts, consist of the following at December 31, 2009:

Amended 12% CAMOFI note, net of discount of $753,619	$2,080,662
Accrued interest	433,920
$2,514,582
15% CAMZHN note, net of discount of $127,128	622,872
February 2009 CAMOFI note	701,200
February 2009 CAMZHN note	173,800
July 2009 CAMOFI note, net of discount of $21,935	28,465
July 2009 CAMZHN note, net of discount of $5,482	7,118
September 2009 CAMOFI note, net of discount of $33,600	14,400
September 2009 CAMZHN note, net of discount of $8,400	3,600
October 2009 CAMOFI note, net of discount of $140,000	60,000
October 2009 CAMZHN note, net of discount of $35,000	15,000
December 2009 CAMOFI note, net of discount of $180,000	20,000
December 2009 CAMZHN note, net of discount of $45,000	5,000
Accrued interest	175,576
$1,827,031

7. LOAN AND NOTES PAYABLE

On November 12, 2009, the Company entered into an agreement with Micro Pipe Fund I, LLC for the receipt of a Secured Loan of $150,000 (the “Micro Pipe Loan”).  The loan accrued interest at a rate of 2% per month and matured on January 5, 2010.  On maturity date, all principal and interest was due in addition to a payment equal to 10% of the principal balance.  The loan was not repaid at maturity and is now due on demand.  The loan is secured by a secondary interest in all of the assets of the Company.

In connection with the Micro Pipe Loan, the Company granted 400,000 immediately vested five year warrants with an exercise price of $0.20 (“Micro Pipe Warrants”).

The Micro Pipe Warrants have an exercise feature that is the same as the anti-dilution provision in the CAMOFI Warrants (See, “CAMOFI Master LDC (“CAMOFI”) Debt”). Consequently, the warrants are also treated as a derivative liability. The fair value of the warrants as of November 12, 2009 was $108,101.  The fair value of the warrants was determined based on the Black-Scholes pricing model using the following assumptions:  closing stock price $0.07 per share, exercise price of $0.07 estimated life 7 years, risk free rate 4.04% and volatility 216%.

As of December 31, 2009, the fair value of the warrant derivative liability was determined to be $48,378.

For the year ended December 31, 2009, the Company recorded a change in the fair value of the warrant derivative liability that resulted in a gain of $59,723, which is included in (loss) / gain on valuation of derivative liabilities in the accompanying consolidated statement of operations.

The initial Micro Pipe Warrants derivative liability of $108,101 represents a discount from the face amount of the note payable. Such discount is amortized to interest expense over the term of the note. During the year ended December 31, 2009, the Company amortized approximately $98,098 to interest expense in the accompanying consolidated statements of operations.

Notes Payable

The notes payable are in default and are classified as current on the accompanying consolidated balance sheets.

The Company’s notes payable consist of the following at December 31, 2009:

Mercedes-Benz Financial, secured with an auto, entered into in February 2007, bearing interest at 9.5% per annum, payable in principal and interest monthly installments of $1,839, maturing in January 2012, includes accrued interest of $4,814. The Company is in default on the note and the balance is due on demand.	$60,831
GE Money Bank, secured with equipment, entered into in July 2007, bearing interest at 17.9% per annum, payable in monthly principal and interest installments of $1,156, maturing in June 2012, includes accrued interest of $5,807. The Company is in default on the note and the balance is due on demand.	35,061
Capital One Finance, secured with an auto, entered into in April 2008, bearing interest at 7.9% per annum, payable in monthly principal and interest installments of $530, maturing in March 2013, includes accrued interest of $678. The Company is in default on the note and the balance is due on demand.	19,652
115,544
Less current portion	(115,544)
$-

8. INCOME TAXES

During 2009 and 2008, the provision for income taxes differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for income taxes as a result of the following:

	2009	2008
Computed “expected” tax (benefit) expense	$(5,071,000)	$(1,349,000)
Addition to (reduction in) income taxes resulting from: State income taxes, net of federal benefit	(895,000)	(240,000)
Other	(591,000)	-
Change in deferred tax asset valuation allowance	6,562,929	1,592,200
	$5,929	$3,200

The effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2009 and 2008 are presented below:

	2009	2008
Deferred tax assets:
Tax net operating loss carryforwards	$10,580,000	$7,022,000
Warrant liability	2,377,000	(593,000)
Depreciation	(323,000)	27,000
Accrued inventory reserve	410,000	213,000
Accrued expenses	496,000	308,000
Total gross deferred tax asset	13,540,000	6,977,000
Less valuation allowance	(13,540,000)	(6,977,000)
Total net deferred tax asset	$-	$-

Based upon the Company’s history of continued operating losses, realization of its deferred tax assets does not meet the “more likely than not” criteria and, accordingly, a valuation allowance for the entire deferred tax asset amount has been recorded.

The valuation allowance increased by $6,563,000 and $1,592,000 during the years ended December 31, 2009 and 2008, respectively. The current provision for income taxes for the years ended December 31, 2009 and 2008 is due primarily to certain state taxes.

At December 31, 2009, the Company had net tax operating loss carryforwards for federal and state income tax purposes of approximately $27.6 million and $19.9 million, respectively, available to offset future taxable federal and state income. If not utilized to offset future taxable income, the federal and state carryforwards will expire in various years through 2029. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. These ownership changes may limit the amount of the net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. Since the Company’s formation, the Company has raised capital through the issuance of capital stock and convertible debt on several occasions which may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future. The Company has not completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If the Company has experienced a change of control at any time since Company formation, utilization of the Company’s net operating loss carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the carryforwards before utilization. Further, once a study is completed and any limitation known, the amounts currently presented as an uncertain tax position may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

 On January 1, 2007, the Company adopted the provisions of ASC Topic 740, Income Taxes (“ASC Topic 740”) regarding the accounting for uncertainty in income taxes recognized in the entity’s financial statements. The adoption did not result in a cumulative effect adjustment to the Company’s retained earnings. As of the date of adoption, the Company had no unrecognized income tax benefits. Accordingly, the annual effective tax rate was not affected by the adoption of ASC Topic 740. Should the Company incur interest and penalties relating to tax uncertainties, such amounts would be classified as a component of interest expense and operating expense, respectively.

At December 31, 2009 and 2008, the Company had no increase or decrease in unrecognized income tax benefits for the year. There was no accrued interest or penalties relating to tax uncertainties at December 31, 2009 and 2008.

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

The Company is subject to income tax in the U.S. federal and California state jurisdictions and has identified its federal and California tax returns below as “major” tax filings. These jurisdictions, along with the years still open to audit under the applicable statutes of limitation, are as follows:

Jurisdiction	Tax Years
Federal	2006 - 2008
California	2005 – 2008

However, because the Company had net operating losses carried forward in both of the jurisdictions, certain items attributable to closed tax years are still subject to adjustment by applicable taxing authorities through an adjustment to tax attributes carried forward to open years.

9. EQUITY TRANSACTIONS

On November 5, 2009, the Company’s Board of Directors approved an amendment to Article IV of the Company’s Certificate of Incorporation, to increase the shares of common stock that are authorized for issuance by 200,000,000 shares, bringing the total number of common shares authorized for issuance to 250,000,000. The amendment was submitted for approval by the Company’s stockholders as required by Delaware corporations’ law.  The Company received valid consents from the holders of a majority of the shares entitled to act on the proposal and on December 22, 2009 the Company executed a certification of amendment and amended Article IV of their Certificate of Incorporation to increase the shares of common stock that are authorized to 250,000,000.

 No change was made to the number of shares of preferred stock that are authorized for issuance, and no change was made to the other provisions of the Company’s Certificate of Incorporation that pertain to the rights and preferences of the authorized common stock or preferred stock.

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

In March 2002, the Board of Directors authorized 75,000 shares of 5% cumulative, convertible Series C Preferred Stock (“Series C”) with a par value of $1 per share.  As and if declared by the Company’s Board of Directors, the Series C has a mandatory cumulative dividend of $1.25 per share, which is payable on a semi-annual basis in June and December each year to holders of record on November 30 and May 31.  The Series C does not have any voting rights and has liquidation preferences, as defined.  Each share of Series C is convertible at the option of the holder into 16.667 shares of the Company’s common stock.

During the year ended December 31, 2004, the Company issued a Private Placement Memorandum (“PPM”) in which the Company offered to eligible investors, as defined, a maximum of 75,000 shares of Series D Preferred Stock (“Series D”), with a required minimum offering of 1,000 shares of Series D to be sold at $25 per share.  The Series D has a mandatory cumulative dividend of $1.25 per share, which is payable on a semi-annual basis in June and December each year to holders of record on November 30 and May 31. The Series D does not have any voting rights and has liquidation preferences, as defined.  Each share of Series D is convertible at the option of the holder into 50 shares of the Company’s common stock, subject to adjustment.

At December 31, 2009 and 2008, the Company had a total of 26,880 preferred shares Series C and 11,640 preferred shares Series D issued and outstanding.

The Company determined that a reversal of $309,250 in cumulative dividends payable for Series C preferred stockholders was to be recorded as the dividends were not legally required to be paid or accrued by the Company since no dividends were declared or authorized by the Company’s Board of Directors.  The Company recorded the reversal at December 31, 2009 and has included such amount in the accompanying consolidated statements of stockholders’ deficit.

At December 31, 2009 and 2008, the Company’s accumulated dividends payable were $204,600 and $459,275, respectively.

Common Stock, Warrants and Options

Acquisition of PAI

As part of the Share Exchange Agreement with PAI and Cabral (see Note 4), the Company issued 5,000,000 shares of the Company’s common stock with an acquisition-date fair value of $900,000 to Cabral.  In addition, the Company granted to Cabral a warrant to purchase 3,000,000 shares of the Company’s common stock.  The warrant will be for a term of the earlier of three years from the Vesting Date or January 1, 2014, and shall have an exercise price of $0.10 per share.  The warrant vests immediately on the Vesting Date and the acquisition-date fair value of the warrant was $540,000 or $0.18 per share.

Related to CAMOFI and CAMHZN Note

In connection with the initial issuance of the CAMOFI Note on February 28, 2006, the Company issued 250,000 shares of common stock to the placement agent. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction totaling $157,500, which was recorded as deferred financing cost. During 2009 and 2008, the Company amortized to interest expense $8,750 and $52,500, respectively.

The Company issued an aggregate of 722,539 warrants to the placement agent and its assignee.  The warrants are exercisable at an exercise price of $0.63 per share and expire on February 28, 2013.  The estimated fair value of the warrants of $847,700 was recorded as deferred financing cost on the date of grant.  During 2009, the Company amortized to interest expense $90,420.

In connection with the issuance of the CAMOFI Note, CAMOFI Amended Note and CAMHZN note, the Company issued common stock and various warrants to the note holders.  See Note 6 to the consolidated financial statements for details.

Stock Option and Warrant Exercise

On September 15, 2009, an employee exercised options to purchase shares of common stock on a cashless basis.  The holder exercised a total of 100,000 options at an exercise price of $0.075 for 65,908 shares of the Company’s common stock.

On October 19, 2009, a consultant exercised options to purchase shares of common stock on a cashless basis.  The holder exercised a total of 700,000 options at an exercise price of $0.15 for 116,667 shares of the Company’s common stock. The Company issued the consultant an additional 513,333 shares of common stock valued at $92,400.  The additional shares were expensed entirely at the time of issuance and are included in consulting and other compensation in the accompanying consolidated statements of operations.  At the time of exercise, the option was classified as a derivative liability.  In connection with the following exercise, the Company reclassified $86,363 from derivative liabilities to additional paid-in capital to record the fair value of the warrants exercised.

On October 26, 2009, CAMOFI and CAMHZN exercised warrants to purchase shares of common stock on a cashless basis.  The holders exercised a total of 750,000 warrants at an exercise price of $0.04 for 584,711 shares of the Company’s common stock.  In connection with the following exercise, the Company reclassified $125,706 from derivative liabilities to additional paid-in capital to record the fair value of the warrants exercised.

Issuance of Common Stock For Services

In October 2009, the Company issued 100,000 shares of common stock to a consultant in consideration for investor relation consulting services rendered valued at $19,000. The consulting fees were expensed entirely at the time of issuance and are included in consulting and other compensation in the accompanying consolidated statements of operations.

In November 2009, the Company issued 300,000 shares of common stock to a consultant in consideration for investor relation consulting services rendered valued at $75,000. The consulting fees were expensed entirely at the time of issuance and are included in consulting and other compensation in the accompanying consolidated statements of operations.

In November 2009, the Company issued 100,000 shares of common stock to a consultant in consideration for investor relation consulting services rendered valued at $20,000. The consulting fees were expensed entirely at the time of issuance and are included in consulting and other compensation in the accompanying consolidated statements of operations.

In November 2009, the Company issued 400,000 shares of common stock to a consultant in consideration for investor relation consulting services rendered valued at $48,000. The consulting fees were expensed entirely at the time of issuance and are included in consulting and other compensation in the accompanying consolidated statements of operations.

In June 2008, the Company entered into a three month contract with a third party for public and financial communication services valued at $18,000. The fee was paid in the form of 200,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and was amortized to consulting and other compensation in the accompanying consolidated statements of operations.

In March 2008, the Company entered into a one month contract with a third party for public and financial communication services valued at $25,000. The fee was paid in the form of 125,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and was amortized to operating expense over the life of the agreement. The consulting fees under this contract were amortized to consulting and other compensation in the accompanying consolidated statements of operations.

In February 2008, the Company entered into a three month contract with a third party for public and financial communication services valued at $20,000. The fee was paid in the form of 100,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and was being amortized consulting and other compensation in the accompanying consolidated statements of operations.

In February 2008, the Company entered into a one year contract with a third party for corporate consulting and marketing services valued at $30,000. The fee was paid in the form of 150,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and was amortized to operating expense over the life of the agreement. During the years ended December 31, 2009 and 2008, consulting fees under this contract of $2,500 and $27,500, respectively, were amortized to consulting and other compensation in the accompanying consolidated statements of operations.

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

In June 2007, the Company entered into a three year contract with a third party for Internet public investor relations services valued at $210,000. The fee was paid in the form of 300,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and during the years ended December 31, 2009 and 2008, $69,998 and $105,000, respectively, was amortized to consulting and other compensation in the accompanying consolidated statements of operations.  At December 31, 2009, the remaining deferred consulting fees totaled $29,169.

In June 2007, the Company entered into a ninety day contract with a third party for public investor relations services valued at $10,500. The fee was paid in the form of 15,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and was amortized to consulting and other compensation in the accompanying consolidated statements of operations.   During the year ended December 31, 2008, $7,000 was amortized to expense.

In June 2007, the Company entered into a six month contract with a third party for corporate consulting and marketing services valued at $52,500. The fee was paid in the form of 75,000 shares of the Company’s common stock based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and was amortized to consulting and other compensation in the accompanying consolidated statements of operations.  During the year ended December 31, 2008, $43,750 was amortized to expense.

In May 2007, the Company issued 100,000 shares of common stock valued at $70,000 to a third party for public investor relations services under a one year contract. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction as a deferred charge and is amortized to consulting and other compensation in the accompanying statements of operations. In accordance with ASC Topic 505, Equity, the value of the services are not readily determinable and the fair value of the equity instruments is more reliably measurable. Under this arrangement, the performance criteria required for a measurement date is not reached until the service period has been completed. As a result, the Company is required to re-measure the consideration at each reporting date based on its then current stock value. During the year ended December 31, 2008, the Company recorded a net decrease to the fair value of such equity based compensation arrangement of approximately $48,000. The consulting fees under this contract were amortized to expense and $13,750 was recorded during 2008.

STOCK OPTIONS

Under the terms of the Company's Incentive Stock Option Plan ("ISOP"), options to purchase an aggregate of 5,000,000 shares of common stock may be issued to key employees, as defined. The exercise price of any option may not be less than the fair market value of the shares on the date of grant. No options granted may be exercisable more than 10 years after the date of grant.

Under the terms of the ISOP, on October 8, 2008, the Company granted 1,300,000 incentive stock options to its key employees. The options have exercise prices ranging from $0.075 to $0.0825, vest 50% on December 31, 2008, and 50% on April 8, 2009, and expire on April 6, 2010. Accordingly, $70,028 of share-based compensation will be recognized in the consolidated financial statements based on vesting periods, as follows: $35,014 for the each of the years ended December 31, 2009 and 2008.

The Company did not grant any incentive stock options under the plan during 2009.  During the year ended December 31, 2009, a cashless exercise of 100,000 options was completed under the plan.

At December 31, 2009, the Company had 1,700,000 options available for future issuance under their ISOP equity compensation plan.

Under the terms of the Company's non-statutory stock option plan ("NSSO"), options to purchase an aggregate of 1,350,000 shares of common stock may be issued to non-employees for services rendered. These options are non-assignable and non-transferable, are exercisable over a five-year period from the date of grant, and vest on the date of grant.

During year ended December 31, 2009, a cashless exercise of 700,000 options was completed and 100,000 options expired under the plan.

As of December 31, 2009, the Company had 650,000 options available for future issuance under their non-statutory stock option plans.

All options outstanding have vested as of December 31, 2009 and are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (1)
Vested	7,400,000	$0.12	2.06	$26,250

(1)
Represents the difference between the exercise price and the closing market price of the Company’s common stock at the end of the reporting period (as of December 31, 2009 the market price of the Company’s common stock was $0.10.

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
January 1, 2009	4,100,000	$0.15	$-
Grants (2)	4,200,000	$0.10	$-
Exercises	(182,575)	$0.12	$1,650
Forfeited / Cancelled	(717,425)	$0.15	$-
December 31, 2009	7,400,000	$0.12	$26,250

(1)
Represents the difference between the exercise price and the closing market price of the Company's common stock at the end of the reporting period (as of December 31, 2009 the market price of the Company’s common stock was $0.10).

(2)	From time to time, the Company issues options and warrants to employees and to third parties pursuant to various agreements, which are not approved by the shareholders.

On September 1, 2009, the Company granted 4,200,000 options to key employees outside the Company’s stock option plans.  The options have an exercise price of $0.10 per share, vest immediately and expire on September 1, 2012.  The options had a grant date fair value of $330,506 which was recorded as consulting and other compensation in the accompanying consolidated statements of operations.

The weighted average grant-date fair value of the options granted during 2009 was $0.08. The fair value of each share-based award is estimated on the grant date using the Black Scholes option-pricing formula.   The options granted were valued with the following assumptions: dividend yield of 0%; volatility of 178%, expected term of 3.00 years and risk free interest rate of 0.19%.

From time to time, the Company issues warrants to employees and to third parties pursuant to various agreements, which are not approved by the stockholders.  The CAMOFI Warrants and CAMHZN Warrants contained an anti-dilution provision which reduced the exercise price whenever other securities were issued with a lower price.  The anti-dilution feature of the CAMOFI and CAMHZN Warrants lowered the exercise prices and increased the number of shares issuable under the warrants from the price and shares as originally issued (see Note 6).  Effective December 31, 2009, CAMOFI and CAMHZN removed anti-dilution provisions (see Note 6).

The following represents a summary of all warrant activity for the year ended December 31, 2009:

	Outstanding Warrants
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding and exercisable at January 1, 2009	5,586,824	$0.21	$-
Grants (2)	7,660,714	$0.09	$-
Exercise	(584,711)	$0.04	$35,080
Cancelled	(165,289)	$0.04	$-
Outstanding at December 31, 2009 (3)	12,497,538	$0.12	$542,500
Exercisable at December 31, 2009 (3)	9,497,538	$0.13	$542,500

(1)
Represents the added value as difference between the exercise price and the closing market price of the Company's common stock at the end of the reporting period (as of December 31, 2009, the market price of the Company's common stock was $0.10).

(2)
4,660,714 of the warrants issued are exercisable at December 31, 2009.   The 3,000,000 warrants not exercisable at December 31, 2009 were issued in connection with the acquisition of PAI.  See Note 4 for a description of the vesting terms of the warrant.

(3)	The warrants outstanding and exercisable at December 31, 2009 have a weighted-average contractual remaining life of 4.02 years and 5.29 years, respectively.

10. EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the years ended December 31, 2009 and 2008:

	2009			2008
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Net (loss) income	$(14,920,862)			$2,181,392

Add (less): preferred stock dividends adjustment	254,675			(82,550)

Basic (loss) income available to common stockholders	(14,666,187)	16,767,495	$(0.87)	2,098,842	14,696,227	$0.14

Add: preferred dividends				82,550

Add: interest on convertible debt				940,439

Add: dilutive impact of convertible preferred stock					1,026,676

Add: dilutive impact of convertible debt					45,500,978

Add: dilutive impact of options and warrants					877,666

Diluted (loss) income available to common stockholders
	$(14,666,187)	16,767,495	$(0.87)	$3,121,831	62,101,547	$0.05

11. COMMITMENTS AND CONTINGENCIES

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

Leases

The Company leases various office facilities and equipment under non-cancelable operating and capital lease arrangements.  The Company’s monthly lease payment for its office and warehouse facilities in Santa Fe Springs, CA is $36,000.  The lease expires on March 31, 2018.  Pursuant to the lease, the Company incurred a brokerage fee of approximately $72,500. This cost has been deferred and amortized over the term of the lease. During the year ended December 31, 2009 and December 31, 2008, the Company amortized approximately $7,200 and $5,400, respectively, to rent expense. At December 31, 2009, the unamortized portion of deferred brokerage fees for the lease is approximately $60,000.

As of September 19, 2008, the Company entered into an Amendment to its lease, at a cost of $50,000.  This cost has been deferred and is being amortized over the term of the lease. During the year ended December 31, 2009 and 2008, the Company amortized approximately $5,000 and $3,800, respectively, to rent expense. At December 31, 2009, the unamortized portion of the Amendment fee is approximately $41,000.

The Company’s monthly lease payment for one of its facilities in Rancho Cucamonga, CA is approximately $6,000 and expires on December 31, 2012.  The monthly lease payment for another facility is $4,800 and the lease expires on January 31, 2013.

The equipment under non-cancelable operating leases expire through January 2010 and require monthly payments ranging from $47 to $6,254.

The equipment under non-cancelable capital leases expire through March 2013 and require monthly payments ranging from $2,029 to $10,273 and accrue interest ranging from 7.42% to 11.99% per annum.  All capital leases are in default and are currently classified as current on the accompanying consolidated balance sheets.  The capital leases are secured by the equipment.

Rental expense for operating leases approximated $557,000 and $464,000 for the years ended December 31, 2009 and 2008, respectively.

The following are approximate aggregate future minimum lease payments due under operating and capital leases as of December 31, 2009:

Years Ending December 31,	Operating Leases	Capital Leases	Total
2010	$521,000	$858,000	$1,379,000
2011	524,000	-	524,000
2012	536,000	-	536,000
2013	436,000	-	436,000
Thereafter	1,836,000	-	1,836,000

	$3,853,000	858,000	$4,711,000

Less amounts representing interest (ranging from 7.42% to 11.99%)		(105,043)

Present value of net minimum lease payments		752,957

Less current portion		(752,957)

Long-term portion		$-

Legal

From time to time, the Company may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental to the normal operations of the business.

Delinquent Income Taxes

At December 31, 2009, the Company has approximately $352,000 accrued related to penalties and interest in connection with delinquent income taxes related to PAI’s Federal and State income tax returns for the years ended December 31, 2007 and 2006.  The Company has included the accrued amounts in accounts payable and accrued liabilities and recorded approximately $21,000 of penalties and interest during the year ended December 31, 2009 in selling, general and administrative expenses in the accompanying consolidated balance sheets and statements of operations.  The related returns were filed in April 2009.

Delinquent Payroll Taxes

At December 31, 2009 and 2008, the Company has accrued approximately $1,187,000 and $204,000, respectively, for payroll taxes not yet remitted for employee compensation and estimated penalties and interest in connection with payroll taxes incurred but not remitted related to executive compensation for the years ended December 31, 2009 and 2008.  The Company has included the accrued amounts in accounts payable and accrued liabilities in the accompanying consolidated balance sheets and the related expense in salaries and related expenses in the accompanying consolidated statements of operations.

Tax Lien

On August 25, 2009, PAI received notice from the IRS of a federal tax lien filing for amounts totaling $30,340. The lien attaches to all property owned by PAI and any property to be acquired in the future.

Backlog

The following schedule approximates a reconciliation of the backlog representing signed contracts:

Balance, January 1, 2009	$2,491,000
New contracts, January 1, 2009 through December 31, 2009	1,415,000
3,906,000

Less: contract revenue earned – January 1, 2009 through December 31, 2009	(3,505,000)

Balance, December 31, 2009	$401,000

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions.  The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of California.  In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities.  The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

12. RELATED PARTY TRANSACTIONS

At December 31, 2009 and 2008, the Company had loans to two stockholders approximating $565,000, including accrued interest.  These loans were originated in 1999 and no additional amounts have been loaned to the stockholders.  The loans accrue interest at 5% and are due on demand.  The Company has included the notes receivable from stockholders in stockholders’ deficit as such amounts have not been repaid during 2009 or 2008.  For the years ended December 31, 2009 and 2008, total interest income accrued for notes receivable from stockholders approximated $20,000.

At December 31, 2009, the Company has loans to various employees totaling $39,106 included in notes payable to related parties in the consolidated balance sheet.  The loans are non-interest bearing and are due on demand.

In connection with the acquisition of PAI (see Note 4), the Company issued a promissory note to Cabral in the amount of $500,000.  Interest on the note accrues at 5% per annum and all principal and interest is due only on and paid from the proceeds of any equity financing of the Company with gross proceeds of  at $2,000,000 provided that the investors in such financing permit the proceeds thereof to be used for such purpose.

13. SEGMENT REPORTING

The Company’s operations are classified into two principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies. The Company operates in the following two reportable segments:

(a)	CNC machine tool remanufacturing and
(b)	Multiaxis structural aircraft components.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Inter-segment sales are eliminated upon consolidation.

The following table summarizes segment asset and operating balances by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with GAAP:

	Year Ended/ As of December 31 2009	Year Ended/ As of December 31 2008
Net revenue from external customers:

CNC machine tool remanufacturing	$3,504,669	$4,822,026
Multiaxis structural aircraft components	221,762	-
Total net revenue from external customers:	3,726,431	4,822,026

Operating loss:

CNC machine tool remanufacturing	(2,078,909)	(3,192,887)
Multiaxis structural aircraft components	(362,912)	-
Total operating loss:	(2,441,821)	(3,192,887)

Depreciation and amortization from operations:

CNC machine tool remanufacturing	82,683	82,186
Multiaxis structural aircraft components	125,385	-
Total depreciation and amortization expense:	208,068	82,186

Interest expense:

CNC machine tool remanufacturing	4,803,831	1,749,026
Multiaxis structural aircraft components	30,800	-
Total interest expense:	4,834,631	1,749,026

Net (loss) income:

CNC machine tool remanufacturing	(14,273,847)	2,181,392
Multiaxis structural aircraft components	(647,015)	-
Total loss from continuing operations:	(14,920,862)	2,181,392

Identifiable assets:

CNC machine tool remanufacturing	902,226	2,091,943
Multiaxis structural aircraft components	4,541,122	-
Total identifiable assets:	5,443,348	2,091,943

Capital expenditures:

CNC machine tool remanufacturing	6,698	-
Multiaxis structural aircraft components	-	-
Total capital expenditures:	6,698	-

14. RESTATEMENTS

The original accounting for the CAMOFI Note failed to appropriately record separate derivative treatment for the conversion option and the warrants issued with the CAMOFI Note. The requirements of ASC Topic 815 were not met and thus the conversion option and the warrants are derivative liabilities and must be accounted for separately and marked-to-market quarterly.

Additionally, the CAMOFI Amended Note was originally treated as a troubled debt restructuring, but upon further review was properly corrected as an extinguishment of debt. ASC Topic 420 requires that an exchange of debt with substantially different terms is an extinguishment of debt and should be accounted for in accordance with ASC Topic 860. ASC Topic 860 permits derecognition of the liability if and only if it has been extinguished if the debtor pays the creditor and is relieved of its obligation or the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Per the Amended 12% Convertible Note Agreement and the Letter Agreement dated June 26, 2008, the Company has been released from its obligation under the original 12% Convertible Note Agreement.

The effect of these changes impacted the consolidated balance sheet and the consolidated statement of operations from February 2006 through December 31, 2008. The consolidated balance sheet effect is due to the recording of the conversion option and warrant liabilities and the statement of operatons effect is due to the gains and losses from the marked-to-market adjustments and an increase in interest expense. Accordingly, the consolidated balance sheets and statements of operations for the periods described in the preceding sentence have been retroactively adjusted as summarized below:

Effect of Correction	As Previously Reported	Adjustment	As Restated

Balance Sheet as of March 31, 2006
Conversion Option Liability	$0	$4,411,900	$4,411,900
Warrant Liability	2,954,765	(194,174)	2,760,591
Accumulated Deficit	7,883,952	2,907,726	10,791,678
Total Stockholders’ Deficit	66,598	2,907,726	2,974,324

Statement of Operations for the three months ended March 31, 2006
Marked-to-Market Gain (Loss)	(764,762)	(1,165,062)	(1,929,824)
Net Income (Loss)	(1,212,380)	(2,907,726)	(4,120,106)
Net Income (Loss) Available to common shareholders	(924,505)	(2,907,726)	(3,832,231)
EPS, Basic and Diluted	(0.09)	(0.26)	(0.35)

Balance Sheet as of June 30,2006
Conversion Option Liability	0	3,131,349	3,131,349
Warrant Liability	2,155,238	(195,909)	1,959,329
Accumulated Deficit	7,579,559	1,625,440	9,204,999
Total Stockholders’ Deficit (Equity)	(334,838)	1,722,483	1,387,645

Statement of Operations for the three months ended June 30, 2006
Marked-to-Market Gain (Loss)	799,524	1,282,286	2,081,810
Net Income (Loss)	346,793	1,282,286	1,629,079
Net Income (Loss) Available to common shareholders	304,793	1,282,286	1,587,079
EPS – Basic	0.03	0.11	0.14
EPS – Diluted	0.02	0.10	0.12

Statement of Operations for the six months ended June 30, 2006
Marked-to-Market Gain (Loss)	34,762	117,224	151,986
Net Income (Loss)	(865,587)	(1,625,440)	(2,491,027)
Net Income (Loss) Available to common shareholders	(620,112)	(1,625,440)	(2,245,552)
EPS – Basic	(0.06)	(0.14)	(0.20)
EPS – Diluted	(0.06)	(0.14)	(0.20)

Balance Sheet as of September 30, 2006
Conversion Option Liability	0	2,814,867	2,814,867
Warrant Liability	1,320,952	440,350	1,761,302
Accumulated Deficit	7,704,934	1,945,217	9,650,151
Total Stockholders’ Deficit (Equity)	(256,440)	2,089,237	1,832,797

Statement of Operations for the three months ended September 30, 2006
Marked-to-Market Gain (Loss)	834,286	(319,777)	514,509
Net Income (Loss)	(125,375)	(319,777)	(445,152)
Net Income (Loss) Available to common shareholders	(125,375)	(319,777)	(445,152)
EPS, Basic and Diluted	(0.01)	(0.03)	(0.04)

Statement of Operations for the nine months ended September 30, 2006
Marked-to-Market Gain (Loss)	869,048	(202,553)	666,495
Net Income (Loss)	(990,962)	(1,945,217)	869,048
Net Income (Loss) Available to common shareholders	(745,487)	(1,945,217)	(2,690,704)
EPS, Basic and Diluted	(0.11)	(0.10)	(0.21)

Balance Sheet as of December 31, 2006

Conversion Option Liability	0	3,282,851	3,282,851
Warrant Liability	486,666	1,567,467	2,054,133
Accumulated Deficit	7,808,116	3,331,740	11,139,856
Total Stockholders’ Deficit (Equity)	(1,163,723)	5,336,978	4,173,255

Statement of Operations for the three months ended December 31, 2006
Interest Expense	802,447	1,742,664	2,545,111
Marked-to-Market Gain (Loss)	625,714	(1,386,523)	(760,809)
Net Income (Loss)	(60,782)	(1,386,523)	(1,447,305)
Net Income (Loss) Available to common shareholders	(103,182)	(1,386,523)	(1,489,705)
EPS, Basic and Diluted	(0.01)	(0.12)	(0.13)

Statement of Operations for the year ended December 31, 2006
Interest Expense	2,363,187	1,742,664	4,105,851
Marked-to-Market Gain (Loss)	1,494,762	(1,589,076)	(94,314)
Net Income (Loss)	(1,051,744)	(3,331,740)	(4,383,484)
Net Income (Loss) Available to common shareholders	(848,669)	(3,331,740)	(4,180,409)
EPS, Basic and Diluted	(0.09)	(0.30)	(0.39)

Balance Sheet as of March 31, 2007
Conversion Option Liability	0	4,752,369	4,752,369
Warrant Liability	0	2,973,625	2,973,625
Accumulated Deficit	7,819,079	5,720,576	13,539,655
Total Stockholders’ Deficit (equity)	(1,492,237)	8,065,471	6,573,234

Statement of Operations for the three months ended March 31, 2007
Marked-to-Market Gain (Loss)	0	(2,389,016)	(2,389,016)
Net Income (Loss)	(10,963)	(2,389,016)	(2,399,979)
Net Income (Loss) Available to common shareholders	(10,963)	(2,389,016)	(2,399,979)
EPS, Basic and Diluted	0.00	(0.20)	(0.20)

Balance Sheet as of June 30,2007
Conversion Option Liability	0	11,525,628	11,525,628
Warrant Liability	0	7,211,749	7,211,749
Accumulated Deficit	8,316,657	16,732,139	25,048,796
Total Stockholders’ Deficit (Equity)	(1,545,317)	19,627,512	18,082,195

Statement of Operations for the three months ended June 30, 2007
Marked-to-Market Gain (Loss)	0	(11,011,383)	(11,011,383)
Net Income (Loss)	(524,928)	(11,011,383)	(11,536,311)
Net Income (Loss) Available to common shareholders	(497,578)	(11,011,383)	(11,508,961)
EPS – Basic and Diluted	(0.04)	(0.87)	(0.91)

Statement of Operations for the six months ended June 30, 2007
Marked-to-Market Gain (Loss)	0	(13,400,399)	(13,400,399)
Net Income (Loss)	(535,891)	(13,400,399)	(13,936,290)
Net Income (Loss) Available to common shareholders	(508,541)	(13,400,399)	(13,908,940)
EPS – Basic and Diluted	(0.06)	(1.07)	(1.13)

Balance Sheet as of September 30, 2007
Conversion Option Liability	0	5,049,714	5,049,714
Warrant Liability	0	3,159,678	3,159,678
Accumulated Deficit	9,243,040	7,597,661	16,840,701
Total Stockholders’ Deficit (Equity)	(746,915)	9,200,158	8,453,243

Statement of Operations for the three months ended September 30, 2007
Marked-to-Market Gain (Loss)	0	10,527,985	10,527,985
Net Income (Loss)	(926,383)	10,527,985	9,601,602
Net Income (Loss) Available to common shareholders	(899,033)	10,527,985	9,628,952
EPS – Basic	(0.07)	0.79	0.72
EPS – Diluted	(0.07)	0.30	0.23

Statement of Operations for the nine months ended September 30, 2007
Marked-to-Market Gain (Loss)	0	(2,872,414)	(2,872,414)
Net Income (Loss)	(1,462,274)	(2,872,414)	(4,334,688)
Net Income (Loss) Available to common shareholders	(1,434,924)	(2,845,064)	(4,279,988)
EPS – Basic	(0.11)	(0.23)	(0.34)
EPS – Diluted	(0.11)	(0.23)	(0.34)

Balance Sheet as of December 31, 2007
Conversion Option Liability	0	3,537,826	3,537,826
Warrant Liability	0	2,213,668	2,213,668
Accumulated Deficit	11,232,567	3,746,456	14,979,023
Total Stockholders’ Deficit (Equity)	1,134,026	5,751,494	6,885,520

Statement of Operations for the three months ended December 31, 2007
Marked-to-Market Gain (Loss)	0	2,457,898	2,457,898
Net Income (Loss)	(1,948,252)	2,457,898	509,646
Net Income (Loss) Available to common shareholders	(1,989,527)	2,457,898	468,371
EPS – Basic	(0.15)	0.19	0.04
EPS – Diluted	(0.15)	0.17	0.02

Statement of Operations for the year ended December 31, 2007
Marked-to-Market Gain (Loss)	0	(414,516)	(414,516)
Net Income (Loss)	(3,410,526)	(414,516)	(3,825,042)
Net Income (Loss) Available to common shareholders	(3,424,451)	(414,516)	(3,838,967)
EPS, Basic and Diluted	(0.27)	(0.03)	(0.30)

Balance Sheet as of March 31, 2008
Conversion Option Liability	0	2,737,709	2,737,709
Warrant Liability	0	1,713,023	1,713,023
Accumulated Deficit	12,207,494	2,445,694	14,653,188
Total Stockholders’ Deficit (equity)	1,908,610	4,651,075	6,559,685

Statement of Operations for the three months ended March 31, 2008
Marked-to-Market Gain (Loss)	0	1,300,762	1,300,762
Net Income (Loss)	(974,927)	1,300,762	325,835
Net Income (Loss) Available to common shareholders	(974,927)	1,300,762	325,835
EPS - Basic	(0.07)	0.09	0.02
EPS - Diluted	(0.07)	0.08	0.01

Balance Sheet as of June 30,2008
Conversion Option Liability	0	3,021,989	3,021,989
Warrant Liability	0	186,916	186,916
Accumulated Deficit	13,098,072	1,203,869	14,301,941
Total Stockholders’ Deficit (Equity)	3,022,952	3,185,486	6,208,438

Statement of Operations for the three months ended June 30, 2008
Marked-to-Market Gain (Loss)	0	(515,057)	(515,057)
Net Income (Loss)	(849,305)	1,241,827	392,522
Net Income (Loss) Available to common shareholders	(890,580)	1,241,827	351,247
EPS – Basic	(0.06)	0.08	0.02
EPS – Diluted	(0.06)	0.08	0.02

Statement of Operations for the six months ended June 30, 2008
Marked-to-Market Gain (Loss)	0	785,705	785,705
Net Income (Loss)	(1,824,232)	2,542,589	718,357
Net Income (Loss) Available to common shareholders	(1,865,507)	2,542,589	677,082
EPS – Basic	(0.13)	0.18	0.05
EPS – Diluted	(0.13)	0.18	0.05

Balance Sheet as of September 30, 2008
Conversion Option Liability	0	4,032,781	4,032,781
Warrant Liability	0	310,389	310,389
Convertible Note Payable	543,390	(348,758)	194,632
Accumulated Deficit	13,860,275	1,697,812	15,558,087
Total Stockholders’ Deficit (Equity)	3,604,689	3,859,895	7,464,584

Statement of Operations for the three months ended September 30, 2008
Marked-to-Market Gain (Loss)	0	(753,802)	(753,802)
Interest Expense	57,387	31,705	89,092
Net Income (Loss)	(762,203)	(785,507)	(1,547,710)
Net Income (Loss) Available to common shareholders	(803,478)	(785,507)	(1,588,985)
EPS – Basic and Diluted	(0.05)	(0.05)	(0.10)

Statement of Operations for the nine months ended September 30, 2008
Marked-to-Market Gain (Loss)	0	260,838	260,838
Interest Expense	1,041,538	79,263	1,120,801
Net Income (Loss)	(2,586,435)	2,096,985	(489,450)
Net Income (Loss) Available to common shareholders	(2,627,710)	2,096,985	(530,725)
EPS – Basic and Diluted	(0.18)	0.14	(0.04)

15. SUBSEQUENT EVENTS

February 2, 2010  CAMOFI AND CAMHZN 15% Senior Secured Convertible Debt

On February 2, 2010, the Company entered into an agreement with CAMOFI for the issuance of a Senior Secured Convertible Note for $140,000 (the “February 2010 CAMOFI Note”), maturing on August 1, 2010. The February 2010 CAMOFI Note can be converted at $0.04 per share at any time during the term of the convertible note, subject to certain anti-dilution adjustments. The note is secured by all of the assets of the Company.

On February 2, 2010, the Company entered into an agreement with CAMHZN for the issuance of a Senior Secured Convertible Note for $35,000 (the “February 2010 CAMZHN Note”) maturing on August 1, 2010. The February 2010 CAMZHN Note can be converted at $0.04 per share at any time during the term of the convertible note, subject to certain anti-dilution adjustments.

In connection with the February 2, 2010 Notes, the Company issued 7 year warrants to purchase the Company’s common stock of 400,000 for CAMOFI and 100,000 for CAMHZN.  The warrants have an exercise price of $0.000001 and are subject to certain anti-dilution adjustments.  On March 3, 2010, CAMOFI and CAMHZN waived their rights to trigger the anti-dilution provision for the other convertible notes and warrants outstanding based on the issued exercise price for the warrants above.

March 3, 2010  CAMOFI AND CAMHZN 15% Senior Secured Convertible Debt

On March 3, 2010, the Company entered into an agreement with CAMOFI for the issuance of a Senior Secured Convertible Note for $140,000 (the “March 2010 CAMOFI Note”), maturing on August 1, 2010. The March 2010 CAMOFI Note can be converted at $0.04 per share at any time during the term of the convertible note, subject to certain anti-dilution adjustments. The note is secured by all of the assets of the Company.

On March 3, 2010, the Company entered into an agreement with CAMHZN for the issuance of a Senior Secured Convertible Note for $35,000 (the “March 2010 CAMZHN Note”) maturing on August 1, 2010. The March 2010 CAMZHN Note can be converted at $0.04 per share at any time during the term of the convertible note, subject to certain anti-dilution adjustments.

In connection with the March 3, 2010 Notes, the Company issued 7 year warrants to purchase the Company’s common stock of 400,000 for CAMOFI and 100,000 for CAMHZN. The warrants have an exercise price of $0.000001 and are subject to certain anti-dilution adjustments. On March 3, 2010, CAMOFI and CAMHZN waived their rights to trigger the anti-dilution provision for the other convertible notes and warrants outstanding based on the issued exercise price for the warrants above.

March 25, 2010  CAMOFI AND CAMHZN 15% Senior Secured Convertible Debt

On March 25, 2010, the Company entered into an agreement with CAMOFI for the issuance of a Senior Secured Convertible Note for $44,000 (the “March 25, 2010 CAMOFI Note”), maturing on August 1, 2010. The March 25, 2010 CAMOFI Note can be converted at $0.04 per share at any time during the term of the convertible note, subject to certain anti-dilution adjustments. The note is secured by all of the assets of the Company.

On March 25, 2010, the Company entered into an agreement with CAMHZN for the issuance of a Senior Secured Convertible Note for $11,000 (the “March 25, 2010 CAMZHN Note”) maturing on August 1, 2010. The March 25, 2010 CAMZHN Note can be converted at $0.04 per share at any time during the term of the convertible note, subject to certain anti-dilution adjustments.

In connection with the March 25, 2010 Notes, the Company issued 7 year warrants to purchase the Company’s common stock of 176,000 for CAMOFI and 44,000 for CAMHZN. The warrants have an exercise price of $0.000001 and are subject to certain anti-dilution adjustments.  On March 25, 2010, CAMOFI and CAMHZN waived their rights to trigger the anti-dilution provision for the other convertible notes and warrants outstanding based on the issued exercise price for the warrants above.

Issuance of Stock

In January 2010, the Company issued 400,000 shares of restricted common stock to consultants.

In January 2010, the Company issued 640,000 shares of common to CAMOFI and CAMHZN for conversion of $20,480 and $5,120, respectively, of principal on Convertible Notes, respectively.

In January 2010, the Company issued 250,000 shares of restricted common stock to the Company’s landlord in lieu of penalties for late payments due.

In February 2010, the Company issued 200,000 shares of restricted common stock to consultants.

In March 2010, the Company issued 71,429 shares of restricted common stock in lieu of penalties on its loan payable.

During the first quarter of 2010, the Company issued 736,000 shares of common stock for cashless exercise of employee options.

Issuance of Options

On April 5, 2010, the Company granted each of five new non-employee directors non-plan options to purchase 1,000,000 shares of common stock, and a consultant non-plan options to purchase 5,000,000 shares of common stock in consideration for investor relations services, all at an exercise price of $0.13 per share.