Form 10-Q
period 2010-03-31
U.S. Aerospace, Inc.
filed 2010-05-24
CIK 318716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission file number: 0896898

U.S. AEROSPACE, INC.
(Exact name of registrant as specified in its charter)

Delaware	0610345787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9831 Romandel Ave.
Santa Fe Springs, CA 90670
 (Address of principal executive offices)

(562) 906-8455
(Registrant’s telephone number, including area code)

New Century Companies, Inc.
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

As of May 7, 2010, the Company had 24,727,640 shares of common stock, $0.10 par value, issued and outstanding.

U.S. AEROSPACE, INC.

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

Part I - Financial Information

ITEM 1.  FINANCIAL STATEMENTS

U.S. AEROSPACE, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2010 and December 31, 2009

	(Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS

Current Assets
Cash	$7,205	$157,633
Accounts receivable	132,088	71,120
Loan receivable from employees	63,050	-
Inventories	301,066	284,339
Costs and estimated earnings in excess of billings on uncompleted contracts	15,132	5,725
Deferred financing costs, current portion	93,392	150,251
Prepaid expenses and other current assets	341,087	7,738

Total current assets	953,020	676,806

Property and equipment, net	1,103,776	716,864
Goodwill	2,401,342	2,359,121
Other intangible assets, net	1,392,857	1,446,429
Deferred financing costs, long-term portion	87,943	92,338
Other assets	151,790	151,790

Total Assets	$6,090,728	$5,443,348

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$9,195	$7,515
Accounts payable and accrued liabilities	4,205,828	3,856,316
Derivative liability	-	48,378
Dividends payable	204,600	204,600
Billings in excess of costs and estimated earnings on uncompleted contracts	157,953	149,849
Capital lease obligations	953,843	752,957
Loan payable and accrued interest, net of discount of $0 at March 31, 2010	164,566	145,563
and $10,003 at December 31, 2009
Notes payable and accrued interest	87,148	115,544
Notes payable to related parties and accrued interest	594,743	545,356
Convertible notes payable and accrued interest , net of discounts of $1,056,786 at
March 31, 2010 and $1,350,164 at December 31, 2009	5,156,754	4,341,613

Total Liabilities	11,534,630	10,167,691

Commitments and Contingencies

Stockholders' Deficit
Cumulative, convertible, Series B preferred stock, $1 par value,
15,000,000 shares authorized, no shares issued and outstanding
(liquidation preference of $25 per share)	-	-
Cumulative, convertible, Series C preferred stock, $1 par value,
75,000 shares authorized, 26,880 shares issued and outstanding
(liquidation preference of $672,000 at March 31, 2010 and December 31, 2009)	26,880	26,880
Cumulative, convertible, Series D preferred stock, $25 par value,
75,000 shares authorized, 11,640 shares issued and outstanding
(liquidation preference of $495,600 at March 31, 2010 and December 31, 2009)	291,000	291,000
Common stock, $0.10 par value, 250,000,000 shares authorized;
23,991,640 shares issued and outstanding
at March 31, 2010 and 22,430,211 at December 31, 2009	2,399,165	2,243,022
Deferred equity compensation	(11,669)	(29,169)
Notes receivable from stockholders	(584,691)	(584,691)
Additional paid-in capital	21,068,514	20,167,283
Accumulated deficit	(28,633,101)	(26,838,668)

Total Stockholders' Deficit	(5,443,902)	(4,724,343)

Total Liabilities and Stockholders' Deficit	$6,090,728	$5,443,348

See accompanying notes to the condensed consolidated financial statements.

U.S. AEROSPACE, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Net revenues	$557,690	$1,054,702

Cost of sales	692,648	818,893

Gross (loss) profit	(134,958)	235,809

Operating expenses:
Consulting and other compensation	198,348	62,615
Salaries and related	274,016	153,087
Selling, general and administrative	398,738	232,021

Total operating expenses	871,102	447,723

Operating loss	(1,006,060)	(211,914)

Other income (expenses), net:
Gain on write-off of accounts payable	5,332	5,681
Gain on disposal of assets	190,754	-
Loss on valuation of derivative liabilities	(11,253)	(1,800,978)
Interest expense	(973,206)	(668,395)

Total other expenses, net	(788,373)	(2,463,692)

Net loss	$(1,794,433)	$(2,675,606)

Basic and diluted net loss per common share	$(0.08)	$(0.17)

Basic and diluted weighted average common shares outstanding	23,536,005	15,344,654

See accompanying notes to the condensed consolidated financial statements.

U.S. AEROSPACE, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,794,433)	$(2,675,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	146,148	14,030
Gain on write-off of accounts payable	(5,332)	(5,681)
Gain on disposal of assets	(190,754)	-
Amortization of deferred financing costs	61,254	116,271
Amortization of stock-based consulting fees	104,999	20,000
Amortization of debt discount	708,381	508,044
Estmated fair value of common stock issued for services	147,143	-
Loss on valuation of derivative liabilities	11,253	1,800,978

Changes in operating assets and liabilities:
Accounts receivable	(60,968)	(96,604)
Loan receivable from employees	(63,050)	-
Inventories	(16,727)	151,133
Costs and estimated earnings in excess of billings on uncompleted contracts	(9,407)	314,636
Prepaid expenses and other current assets	(848)	2,735
Accounts payable, accrued liabilities and accrued interest	550,653	157,388
Billings in excess of costs and estimated earnings on uncompleted contracts	8,104	(781,287)

Net cash used in operating activities	(403,584)	(473,963)

Cash flows from financing activities:
Bank overdraft	1,680	16,823
Proceeds from issuance of convertible notes payable, net	350,000	700,000
Principal payments on notes payable to related parties	(1,000)	-
Proceeds from issuance of notes payable to related parties	44,138	-
Principal payments on notes payable and capital leases	(141,662)	(6,654)

Net cash provided by financing activities	253,156	710,169

Net (decrease) increase in cash	(150,428)	236,206

Cash at beginning of period	157,633	31,889

Cash at end of period	$7,205	$268,095

Supplemental schedule of cash flow information:
Interest paid	$14,915	$-

Supplemental disclosure of non-cash financing and investing activities:
Debt discount recorded on convertible notes payable	$405,000	$479,752

Conversion of convertible notes payable	$25,600	$-

Purchase of property and equipment through capital lease	$479,488	$-

Payment of accounts payable with proceeds from convertible notes payable	$55,000	$-

Estimated fair value of warrants issued in connection with consulting service agreement	$420,000	$-

Reclassification of the estimated fair value of warrants from derivative liabilities to additional paid-in capital	$59,631	$-

Addition to goodwill for adjustment in net liabilities assumed in acquisition	$42,221	$-

See accompanying notes to the condensed consolidated financial statements.

U.S. AEROSPACE, INC.  AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization And Nature Of Operations

On April 26, 2010 New Century Companies, Inc., a Delaware corporation (“New Century”), changed its name to U.S. Aerospace, Inc. (“U.S. Aerospace” or the “Company”). The Company was incorporated in Delaware on August 1, 1980. Its wholly owned subsidiary, New Century Remanufacturing Inc., a California corporation, was incorporated in March 1996 and is located in Southern California. On October 9, 2009, New Century entered into a share exchange agreement with Precision Aerostructures, Inc. (“PAI”) pursuant to which the sole shareholder of PAI agreed to transfer all capital stock of PAI to New Century (see Note 3).  Collectively, U. S. Aerospace and its wholly owned subsidiaries are referred to as the “Company”. The Company is engaged in the production of aircraft assemblies, structural components, and highly engineered, precision machined details for the United States Department of Defense, United States Air Force, Lockheed Martin Corporation, The Boeing Company, L-3 Communications Holdings, Inc., the Middle River Aircraft Systems subsidiary of General Electric Company, and other aircraft manufacturers, aerospace companies, and defense contractors. The Company also provides after-market services, including rebuilding, retrofitting and remanufacturing of metal cutting machinery.  Once completed, a remanufactured machine is “like new” with state-of-the-art computers and the cost to the Company’s customer is substantially less than the price of a new machine.

The Company trades on the OTC Bulletin Board under the symbol "USAE.OB".

Principles Of Consolidation

The condensed consolidated financial statements include the accounts of U.S. Aerospace and its wholly owned subsidiaries, New Century Remanufacturing, Inc. and PAI.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Segments of an Enterprise and Related Information

The Company has adopted the authoritative guidance for disclosures about segments of an enterprise and related information. The guidance requires the Company to report information about segments of its business in annual financial statements and requires it to report selected segment information in its quarterly reports issued to stockholders.  The guidance also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company’s two reportable segments are managed separately based on fundamental differences in their operations.  At March 31, 2010, the Company operated in the following two reportable segments (see Note 10):

(a) CNC machine tool remanufacturing and
 (b) Multiaxis structural aircraft components.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies.

Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the Company's consolidated financial position as of March 31, 2010, and the consolidated results of operations and cash flows for the interim periods presented, have been made.  Such adjustments consist only of normal recurring adjustments.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for the full year ending December 31, 2010. Amounts related to disclosure of December 31, 2009 balances within these interim condensed consolidated financial statements were derived from the audited 2009 consolidated financial statements and notes thereto.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of and the for the three months ended March 31, 2010, the Company has a net loss of approximately $1,794,000, an accumulated deficit of approximately $28,633,000, working capital deficit of approximately $10,582,000 and was in default on several notes payable (see Note 6) and had events of default on its CAMOFI and CAMHZN debt (see Note 5).   These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2010. Therefore, the Company will be required to seek additional funds to finance its long-term operations in the form of debt and equity financing which the Company believes is available to it.  The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

 In response to these problems, management has taken the following actions:

·	continued its aggressive program for selling its products;

·	continued to implement plans to further reduce operating costs; and

·	is seeking investment capital through the public and private markets.

The condensed consolidated financial statements do not include any adjustments to the carrying amounts related to recoverability and classification of assets or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Reclassifications

The Company has reclassified the presentation of prior-year information to conform to the current period presentation.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Inventories represent cost of work in process on units not yet under contract. Cost includes all direct material and labor, machinery, subcontractors and allocations of indirect overhead. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. Among other factors, the Company considers historical demand and forecasted demand in relation to the inventory on hand and market conditions when determining obsolescence and net realizable value. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories. As of March 31, 2010, inventories consist of $167,206 of work-in-process and $133,860 of finished goods.

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

For revenues from stock inventory, the Company follows U.S accounting standards, which outline the basic criteria that must be met to recognize revenue other than revenue on contracts, and provides guidance for presentation of this revenue and for disclosure related to these revenue recognition policies in financial statements filed with the SEC. The Company recognizes revenue from stock inventory when persuasive evidence of an arrangement exists, title transfer has occurred, or services have been performed, the price is fixed or readily determinable and collectibility is probable.

The Company accounts for shipping and handling fees and costs in accordance with U.S. accounting standards. Shipping and handling fees and costs incurred by the Company are immaterial to the operations of the Company and are included in cost of sales.

In accordance with U.S. accounting standards, revenue is recorded net of an estimate for markdowns and price concessions. Such reserve is based on management's evaluation of historical experience, current industry trends and estimated costs. As of March 31, 2010, the Company estimated the markdowns and price concessions and concluded amounts are immaterial and did not record any adjustment to revenues.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, deferred tax asset valuation allowances, realization of inventories, collectibility of receivables, recoverability of long-lived assets, accrued warranty costs, payroll and income tax penalties, the valuation of conversion options, stock options and warrants and the estimation of costs for long-term construction contracts. Actual results could differ from those estimates.

Warranty

The Company provides a warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At March 31, 2010 and December 31, 2009, the warranty obligation balance was approximately $136,000 and $137,000, respectively. Amounts charged to warranty expense in the accompanying condensed consolidated statements of operations was approximately $3,000 and $0 for the three months ended March 31, 2010 and 2009, respectively.

Concentration of Credit Risks

Cash is maintained at various financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each financial institution for up to $250,000. At times, cash may be in excess of the FDIC insured limit. The Company did not have any uninsured bank balances at March 31, 2010 and December 31, 2009. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash.

The Company sells products to customers throughout the United States. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company. Although the Company does not obtain collateral with which to secure its accounts receivable, management periodically reviews accounts receivable and assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure could, at times, be material to the condensed consolidated financial statements.

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

Management reviews the collectibility of receivables periodically and believes that the allowance for doubtful accounts for the period ended March 31, 2010 and the year ended December 31, 2009 is adequate. There was no allowance for doubtful accounts at March 31, 2010 and December 31, 2009.

During the three months ended March 31, 2010, sales to one customer approximated 55% of net revenues. Further, there was one customer that accounted for approximately 80% of accounts receivable at March 31, 2010.

During the three months ended March 31, 2009, sales to two customers accounted for approximately 46% of net revenues.

Basic And Diluted Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for each respective year.

Common stock equivalents, representing convertible Preferred Stock, convertible debt, options and warrants totaling approximately 150,968,000 and 61,821,000 for March 31, 2010 and 2009, respectively, are not included in the computation of diluted loss per share as they would be anti-dilutive.

Stock Based Compensation

The Company uses the fair value method of accounting for employee stock compensation cost. Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.  For the three months ended March 31, 2010 and 2009, no employee share-based compensation expense was recognized in the accompanying condensed consolidated statements of operations.

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

There were no options granted, exercised or cancelled during the three months ended March 31, 2010.   There were 1,700,000 shares available for grant at March 31, 2010.

All options outstanding have vested as of March 31, 2010 and are as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term in Years	Value (1)

Vested	7,400,000	$0.12	1.82	$134,000

(1)
Represents the approximate difference between the exercise price and the closing market price of the Company's common stock at the end of the reporting period (as of March 31, 2010 the market price of the Company's common stock was $0.12).

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

Deferred Financing Costs

Direct costs of securing debt financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. During the three months ended March 31, 2010 and 2009, the Company amortized approximately $61,000 and $116,000, respectively, of deferred financing costs to interest expense in the accompanying condensed consolidated statements of operations.

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

The Company has no assets or liabilities that are measured at fair value on a recurring basis as of March 31, 2010. There were no assets or liabilities measured at fair value on a non-recurring basis during the period ended March 31, 2010.

Accounting for Derivative Instruments

In connection with the issuance of certain convertible notes payable (see Note 5), the notes had conversion features that the Company determined were embedded derivative instruments. The Company issued warrants in connection with a loan payable (see Note 6) that had an anti-dilution provision which caused the warrants to be a derivative instrument.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the note and warrant agreements and at fair value as of each subsequent balance sheet date.

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

As discussed in Note 5, effective December 31, 2009, CAMOFI and CAMHZN removed the variability of the conversion feature of their notes, fixing the conversion price at the then conversion price of $0.04 per share.  In addition, CAMOFI and CAMHZN also removed the variability of the exercise price of their outstanding warrants.  As a result, the fair values of the variable conversion feature ($11,190,904) of the notes and the related warrants ($747,381) were reclassified to additional paid-in capital on December 31, 2009.

As discussed in Note 6, effective January 31, 2010, the variability feature of the exercise price of the outstanding warrants issued to Micro Pipe were removed.  As a result, the fair value of the warrants of $59,631 was reclassified to additional paid-in capital on January 31, 2010.

During the periods ended March 31, 2010 and 2009, the Company recognized other expense of $11,253 and $1,800,978, respectively, related to recording derivative liabilities at fair value.  At March 31, 2010 and December 31, 2009, the derivative liability balance was $0 and $48,378, respectively.

Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the period ended March 31, 2010: dividend yield of 0%; volatility of 204% and a risk free interest rate of 2.34%.

The following table summarizes the activity related to the derivative liability during the period ended March 31, 2010:

Derivative liability – December 31, 2009	$48,378
Derivative liability reduced for reclassification of warrants to equity	(59,631)
Change in fair value of derivative liability	11,253
Total derivative liability – March 31, 2010	$-

Accounting for Debt Issued with Detachable Stock Purchase Warrants and Beneficial Conversion Features

The Company accounts for debt issued with stock purchase warrants by allocating the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security without the warrants and the warrants themselves, if the warrants are equity instruments. The relative fair value of the warrants are recorded as a debt discount and amortized to expense over the life of the related debt using the effective interest method which approximates the straight-line amortization method. At each balance sheet date, the Company makes a determination if these warrant instruments should be classified as liabilities or equity, and reclassify them if the circumstances dictate.

In certain instances, the Company enters into convertible notes that provide for an effective or actual rate of conversion that is below market value, and the embedded conversion feature does not qualify for derivative treatment (a “BCF”).  In these instances, we account for the value of the BCF as a debt discount, which is then amortized to expense over the life of the related debt using the effective interest method which approximates the straight-line amortization method (see Note 5).

Subsequent Events

The Company has evaluated subsequent events through the filing date of this quarterly report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

Significant Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an update to its accounting guidance regarding fair value measurement and disclosure. The guidance affects the disclosures made about recurring and non-recurring fair value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

2. CONTRACTS IN PROGRESS

Contracts in progress which include completed contracts not completely billed approximate the following as of March 31, 2010 and December 31, 2009:

	(Unaudited)
	March 31, 2010	December 31, 2009

Cumulative costs to date	$573,000	$3,166,000
Cumulative gross profit to date	279,000	2,611,000

Cumulative revenue earned	852,000	5,777,000
Less progress billings to date	(995,000)	(5,921,000)

Net over billings	$(143,000)	$(144,000)

The following approximate amounts are included in the accompanying condensed consolidated balance sheets under these captions:

	(Unaudited)
	March 31, 2010	December 31, 2009

Costs and estimated earnings in excess of billings on uncompleted contracts	$15,000	$6,000

Billings in excess of costs and estimated earnings on uncompleted contracts	(158,000)	(150,000)

Net over billings	$(143,000)	$(144,000)

3. ACQUISITION OF PRECISION AEROSTRUCTURES, INC.

On October 9, 2009, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with PAI and Michael Cabral (“Cabral”) pursuant to which Cabral, as the sole shareholder of PAI, agreed to transfer to the Company, and the Company agreed to acquire from Cabral, all of the capital stock of PAI (the “PAI Shares”) in exchange for 5,000,000 shares of the Company’s common stock (the “NCCI shares”) with an acquisition-date fair value of $900,000 and the delivery of a promissory note of the Company (the “Note”) in the principal amount of $500,000 payable from the proceeds of any equity financing with gross proceeds of at least $2,000,000 provided that the investors in such financing permit the proceeds thereof  to be used for such purpose (see Note 8).

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

The pro forma combined historical results, as if PAI had been acquired as of January 1, 2009, are estimated as follows (unaudited):

Three Months Ended
March 31, 2009
Net revenues	$1,188,097
Net loss	$(2,981,071)
Weighted average common share outstanding:
Basic and diluted	20,344,654
Loss per share:
Basic and diluted	$(0.15)

The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

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

The changes in the carrying amount of goodwill for the period ended March 31, 2010 are as follows:

Balance, December 31, 2009	$2,359,121
Addition of goodwill for adjustment to net liabilities assumed in acquisition	42,221
Balance, March 31, 2010	$2,401,342

The Company recorded a purchase price adjustment to goodwill of $42,221 related to the balance of capital lease obligations assumed upon acquisition.

Identifiable intangibles acquired in connection with business acquisitions are recorded at their respective fair values.  Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed.

Other intangible assets consist of the following as of March 31, 2010:

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	Seven	$1,500,000	$(107,143)	$1,392,857

Amortization of other intangible assets was $53,572 and $0 for the three months ended March 31, 2010 and 2009.  During the three months ended March 31, 2010, the Company did not acquire or dispose of any intangible assets.
 Other intangible assets consist of the following as of December 31, 2009:

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	Seven	$1,500,000	$(53,571)	$1,446,429

5. CONVERTIBLE NOTES PAYABLE

CAMOFI AND CAMHZN 12% AND 15% Senior Secured Convertible Debt

The Company entered into various convertible debt financings with CAMOFI Master LDC (“CAMOFI”) and CAMHZN Master LDC (“CAMZHN”) prior to January 1, 2009 under the Amended 12% CAMOFI Convertible Note (“Amended 12% CAMOFI Note) and 15% CAMHZN Convertible Note (“15% CAMHZN Note”) (collectively, the “Notes”).  As of December 31, 2008, the amounts due under the Notes to CAMOFI and CAMHZN were $2,834,281 and $750,000, respectively.  In connection with the Notes, the Company issued warrants and stock to CAMOFI and warrants to CAMHZN.  The debt discounts as of December 31, 2008 related to the Notes, which includes amounts for the conversion options, warrants and stock, to CAMOFI and CAMHZN were $2,089,443 and $350,090, respectively.  The debt discounts as of December 31, 2009 related to the amounts borrowed prior to 2009 from CAMOFI and CAMHZN were $753,619 and $127,128, respectively.  The debt discounts as of March 31, 2010 related to the amounts borrowed prior to 2009 from CAMOFI and CAMHZN were $416,390 and $71,202, respectively.

In addition, the conversion option of the Notes and the warrants issued to CAMOFI and CAMHZN contained an anti-dilution feature, which caused these instruments to be accounted for as derivative liabilities.  The derivative liabilities were accounted for at their fair values on a quarterly basis and the resulting changes in the fair value were recorded as a gain or loss in the condensed consolidated statements of operations.  As discussed in Note 1, CAMOFI and CAMHZN cancelled the anti-dilution provisions of the conversion option of the Notes and the warrants effective December 31, 2009.

2009

During 2009, the Company borrowed $1,199,600 from CAMOFI and $298,400 from CAMHZN under the Notes.  The debt discounts, which includes amounts for the conversion options, as of December 31, 2009 related to the 2009 borrowings from CAMOFI and CAMHZN were $375,535 and $93,882, respectively.  The debt discounts as of March 31, 2010 related to the 2009 borrowings from CAMOFI and CAMHZN were $206,024 and $51,504, respectively. In connection with extending the maturity date of the Notes in August 2009, the Company issued 800,000 and 200,000 warrants to CAMOFI and CAMHZN, respectively.  The fair value of the warrants on the date of issuance was $80,000 and was recorded as interest expense.

In addition, the conversion option of the Notes and the warrants issued to CAMOFI and CAMHZN during 2009 contained an anti-dilution feature, which caused these instruments to be accounted for as derivative liabilities.  The derivative liabilities were accounted for at their fair values on a quarterly basis and the resulting changes in the fair value were recorded as a gain or loss in the condensed consolidated statements of operations.  As discussed in Note 1, CAMOFI and CAMHZN cancelled the anti-dilution provisions of the conversion option of the Notes and the warrants effective December 31, 2009.

2010

During 2010, the Company borrowed $324,000 from CAMOFI and $81,000 from CAMHZN under the Notes and recorded debt discounts related to the conversion options and warrants issued for the same amounts as borrowed.  The Company received proceeds of $350,000, net of amounts paid directly to a vendor by the note holder.   The Notes are due on August 1, 2010 and bear interest at 15% per annum.  The debt discounts as of March 31, 2010 related to the 2010 borrowings from CAMOFI and CAMHZN were $249,333 and $62,333, respectively.

In January 2010, the Company issued 640,000 shares of common stock to CAMOFI and CAMHZN for conversion of $20,480 and $5,120, respectively, of principal on the Notes (See Note 7).

The Company has incurred events of default on the Notes.  The last monthly contractual payment on the CAMOFI note was made in October 2008 and no payments have made on the CAMHZN Note which were scheduled to begin on September 1, 2008.  As a result, these are events of default under the terms of the agreement. Under the terms of the agreement, if any event of default occurs, the full principal amount of the note, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become, at the note holder’s election, immediately due and payable in cash. The note holders have yet to elect to exercise the default provisions. As of March 31, 2010 and December 31, 2009, the principal balances and the debt discounts are presented in the Convertible Notes Table, below.

	(Unaudited)
	March 31, 2010		December 31, 2009
CONV NOTES	CAMOFI	CAMHZN	CAMOFI	CAMHZN
Principal	$4,337,401	$1,124,280	$4,033,881	$1,048,400
Discount – warrants	(101,951)	(30,830)	(38,814)	(16,160)
Discount – conversion options	(757,568)	(154,209)	(1,068,542)	(204,850)
Discount – stock issued with notes	(12,228)	-	(21,798)	-
Notes presented net of debt discounts	$3,465,654	$939,241	$2,904,727	$827,390

As of March 31, 2010 and December 31, 2009, the Company has recorded $751,859 and $609,496, respectively, in accrued interest on the Notes.

During the three months ended March 31, 2010 and 2009, the Company amortized debt discounts of approximately $698,000 and $508,000, respectively, to interest expense related to the Notes.

6. LOAN AND NOTES PAYABLE

On November 12, 2009, the Company entered into an agreement with Micro Pipe Fund I, LLC for the receipt of a Secured Loan of $150,000 (the “Micro Pipe Loan”).  The loan accrued interest at a rate of 2% per month and matured on January 5, 2010.  On the maturity date, all principal and interest was due in addition to a payment equal to 10% of the principal balance.  The loan was not repaid at maturity, is currently in default and is now due on demand.  The loan is secured by a secondary interest in all of the assets of the Company.

In connection with the Micro Pipe Loan, the Company granted 500,000 immediately vested five year warrants with a term of five years and an exercise price of $0.20 (“Micro Pipe Warrants”).

The Micro Pipe Warrants had an exercise feature that was the same as the anti-dilution provision in the CAMOFI Warrants (See Note 5). Consequently, the warrants were also treated as a derivative liability.

The Company recorded at issuance a $108,101 derivative liability for the Micro Pipe warrants.  As discussed in Note 1, the anti-dilution provision of the warrants was cancelled effective January 31, 2010.  As a result of the cancellation of the anti-dilution provision, the fair value of the warrant on such date ($59,631) was reclassified from derivative liability to additional paid-in capital.  As of March 31, 2010 and December 31, 2009, the fair value of the warrant derivative was determined to be $0 and $48,378, respectively.  For the three months ended March 31, 2010, the Company recorded a change in fair value of the warrant derivative liability that resulted in a loss of $11,253, which is included in loss on valuation of derivative liabilities in the accompanying condensed consolidated statements of operations.

The initial Micro Pipe Warrants derivative liability of $108,101 represented a discount from the face amount of the note payable. Such discount was amortized to interest expense over the term of the note. During the three months ended March 31, 2010, the Company amortized the balance of $10,003 to interest expense in the accompanying condensed consolidated statements of operations.

In March 2010, the Company issued 71,429 shares of restricted common stock in lieu of penalties on its loan payable. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction. Approximately $12,000 was expensed to interest at the time of issuance and is included in the accompanying condensed consolidated statements of operations.

As of March 31, 2010 and December 31, 2009, the Company had recorded $14,566 and $5,566, respectively, in accrued interest on the Micro Pipe Loan.

Notes Payable

The notes payable are in default and are classified as current on the accompanying condensed consolidated balance sheets.

The Company’s notes payable consist of the following at March 31, 2010:

Mercedes-Benz Financial, secured with an auto, entered into in February 2007, bearing interest at 9.5% per annum, payable in principal and interest monthly installments of $1,839, maturing in January 2012, includes accrued interest of $4,814. The Company is in default on the note and the balance is due on demand.	$42,138
GE Money Bank, secured with equipment, entered into in July 2007, bearing interest at 17.9% per annum, payable in monthly principal and interest installments of $1,156, maturing in June 2012, includes accrued interest of $5,807. The Company is in default on the note and the balance is due on demand.	28,054
Capital One Finance, secured with an auto, entered into in April 2008, bearing interest at 7.9% per annum, payable in monthly principal and interest installments of $530, maturing in March 2013, includes accrued interest of $678. The Company is in default on the note and the balance is due on demand.	16,956
87,148
Less current portion	(87,148)
$-

7. EQUITY TRANSACTIONS

Common Stock, Warrants and Options

Issuance of Common Stock

In January 2010, the Company issued 150,000 shares of restricted common stock to a consultant in consideration for investor relation services rendered valued at $21,000. The consulting fees were expensed entirely at the time of issuance and are included in consulting and other compensation in the accompanying condensed consolidated statements of operations.

In January 2010, the Company issued 250,000 shares of restricted common stock to a consultant in consideration for finance consulting services rendered valued at $35,000. The consulting fees were expensed entirely at the time of issuance and are included in consulting and other compensation in the accompanying condensed consolidated statements of operations.

In January 2010, the Company issued 640,000 shares of common stock to CAMOFI and CAMHZN for conversion of $20,480 and $5,120, respectively, of principal on Convertible Notes (See Note 5).

In January 2010, the Company issued 250,000 shares of restricted common stock to the Company’s landlord in lieu of penalties for late payments due. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction. Approximately $45,000 was expensed entirely at the time of issuance and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

In February 2010, the Company issued 100,000 shares of restricted common stock to one of the Company’s capital lease lenders in lieu of penalties for late payments due.  The common stock was recorded at the estimated fair value of the common stock on the date of the transaction.  Approximately $19,000 was expensed entirely at the time of issuance and is included in interest expense in the accompanying condensed consolidated statements of operations.

In February 2010, the Company issued 100,000 shares of restricted common stock to a consultant in consideration for investor relation services rendered valued at $15,000. The consulting fees were expensed entirely at the time of issuance and are included in consulting and other compensation in the accompanying condensed consolidated statements of operations.

In March 2010, the Company issued 71,429 shares of restricted common stock in lieu of penalties on its loan payable (See Note 6).

In February 2008, the Company entered into a one year contract with a third party for corporate consulting and marketing services valued at $30,000. The fee was paid in the form of 150,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and was amortized to operating expense over the life of the agreement. During the three months ended March 31, 2010 and 2009, consulting fees under this contract of $0 and $2,500, respectively, were amortized to consulting and other compensation in the accompanying condensed consolidated statements of operations.

In June 2007, the Company entered into a three year contract with a third party for Internet public investor relations services valued at $210,000. The fee was paid in the form of 300,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and during the three months ended March 31, 2010 and 2009, $17,500 and $18,000, respectively, was amortized to consulting and other compensation in the accompanying condensed consolidated statements of operations.  At March 31, 2010 and December 31, 2009, the remaining deferred consulting fees totaled $11,669 and $29,169, respectively.

STOCK OPTIONS

Under the terms of the Company's Incentive Stock Option Plan ("ISOP"), options to purchase an aggregate of 5,000,000 shares of common stock may be issued to key employees, as defined. The exercise price of any option may not be less than the fair market value of the shares on the date of grant. No options granted may be exercisable more than 10 years after the date of grant.

At March 31, 2010 and December 31, 2009, the Company had 1,700,000 options available for future issuance under their ISOP equity compensation plan.

Under the terms of the Company's non-statutory stock option plan ("NSSO"), options to purchase an aggregate of 1,350,000 shares of common stock may be issued to non-employees for services rendered. These options are non-assignable and non-transferable, are exercisable over a five-year period from the date of grant, and vest on the date of grant.

As of March 31, 2010 and December 31, 2009, the Company had 650,000 options available for future issuance under their non-statutory stock option plans.

There were no options granted, exercised or forfeited during the three months ended March 31, 2010 and 2009.

 WARRANTS

From time to time, the Company issues warrants to employees and to third parties pursuant to various agreements, which are not approved by the stockholders.

On January 19, 2010, in connection with a 12-month strategic advisory consulting services agreement, the Company issued an immediately vested warrant to purchase 3,000,000 shares of the Company’s common stock.  The warrant is for a term of seven years, and  has an exercise price of $0.000001 per share. The estimated fair value of the warrants of $420,000 was capitalized as a deferred charge on the date of grant and will be amortized to operating expense ratably over the term of the consulting agreement.  During the three months ended March 31, 2010, the Company amortized $87,499 which is included in consulting and other compensation in the accompanying condensed consolidated statements of operations.

In connection with the 2010 Notes, the Company issued CAMOFI and CAMHZN warrants to purchase a total of 976,000 and 244,000 shares, respectively, of the Company’s common stock. The warrants were issued on various dates, are immediately vested, have a term of seven years and an exercise price of $0.000001.  The relative fair values of the warrants totaling $132,738 were recorded as a debt discount upon issuance (see Note 5).

The following represents a summary of all warrant activity for the three months ended March 31, 2010:

	Outstanding Warrants
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2010	12,497,538	$0.12	$-
Grants (2)	4,220,000	$0.000001	$-
Exercise	-	$-	$-
Cancelled	-	$-	$-
Outstanding at March 31, 2010 (3)	16,717,538	$0.09	$1,216,000
Exercisable at March 31, 2010 (3)	13,717,538	$0.09	$1,156,000

(1)
Represents the approximate added value as difference between the exercise price and the closing market price of the Company's common stock at the end of the reporting period (as of March 31, 2010, the market price of the Company's common stock was $0.12).

(2)	All of the warrants issued are exercisable at March 31, 2010.

(3)
The warrants outstanding and exercisable at March 31, 2010 have a weighted-average contractual remaining life of 4.54 years and 5.53 years, respectively. The 3,000,000 warrants not exercisable at March 31, 2010 were issued in connection with the acquisition of PAI in 2009.  See Note 3 for a description of the vesting terms of the warrant.

 8. RELATED PARTY TRANSACTIONS

At March 31, 2010 and December 31, 2009, the Company had loans to two stockholders approximating $585,000, including accrued interest. These loans were originated in 1999 and no additional amounts have been loaned to the stockholders. The loans accrued interest at 5% and are due on demand. The Company has included the notes receivable from stockholders in stockholders’ deficit as such amounts have not been repaid during 2010 or 2009.  The Company did not accrue any interest for the three months ended March 31, 2010 as it was determined that future interest amounts would be uncollectible.

At March 31, 2010 and December 31, 2009, the Company has loans from various employees totaling $82,244 and $39,106, respectively, which are included in notes payable to related parties in the condensed consolidated balance sheet. The loans are non-interest bearing and are due on demand.

In connection with the acquisition of PAI (see Note 3), the Company issued a promissory note to Cabral in the amount of $500,000. Interest on the note accrues at 5% per annum and all principal and interest is due only on and paid from the proceeds of any equity financing of the Company with gross proceeds of at $2,000,000 provided that the investors in such financing permit the proceeds thereof to be used for such purpose.  During the three months ended March 31, 2010, $6,249 of interest expense was recorded in the accompanying condensed consolidated statements of operations.  At March 31, 2010 and December 31, 2009, the Company has accrued $12,499 and $6,250 in interest, respectively.

During the three months ended March 31, 2010, the Company advanced funds to various employees.  At March 31, 2010, the Company has a loan receivable from employees totaling $63,050.  The loans have been repaid subsequent to quarter-end.

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

Capital Lease

During the three months ended March 31, 2010, the Company purchased property and equipment under a capital lease totaling $479,488.  The terms of the lease are monthly principal payments of $25,000 and interest payments of 6% per annum on the remaining principal balance beginning on February 5, 2010.  The payments are due every 30 days for up to 120 days.  At the end of the 120 days, the Company is required to pay the total remaining balance plus accrued interest.  The Company was also required to pay $35,000 upon signing the capital lease agreement.  In addition, the Company issued 100,000 shares to the lender (see Note 7) to settle past penalties and interest.

Legal

From time to time, the Company may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental to the normal operations of the business.

Delinquent Income Taxes

At March 31, 2010 and December 31, 2009, the Company has approximately $352,000 accrued related to penalties and interest in connection with delinquent income taxes related to PAI’s Federal and State income tax returns for the years ended December 31, 2007 and 2006. The Company has included the accrued amounts in accounts payable and accrued liabilities.  The related returns were filed in April 2009.

Delinquent Payroll Taxes

At March 31, 2010 and December 31, 2009, the Company has accrued approximately $1,324,000 and $1,187,000, respectively, for payroll taxes not yet remitted for employee compensation and estimated penalties and interest in connection with payroll taxes incurred but not remitted related to executive compensation. The Company has included the accrued amounts in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets and the related expense in salaries and related expenses in the accompanying condensed consolidated statements of operations.

Delinquent Sales Taxes

At March 31, 2010 and December 31, 2009, the Company has accrued approximately $132,000 and $127,000, respectively, for sales taxes not yet remitted and estimated penalties and interest in connection with the sales tax incurred but not yet remitted for the period October 1, 2007 to December 31, 2008 and January 1, 2008 to March 31, 2008.  The Company has included the accrued amounts in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets and the related expense in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.  The Company has yet to file a return for the following quarterly sales tax periods.

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

10. SEGMENT REPORTING

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

The following table summarizes segment asset and operating balances by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with GAAP:

	Three Months Ended/ As of March 31, 2010	Three Months Ended March 31, 2009
Net revenue from external customers:

CNC machine tool remanufacturing	$160,047	$1,054,702
Multiaxis structural aircraft components	397,643	-
Total net revenue from external customers:	557,690	1,054,702

Operating loss:

CNC machine tool remanufacturing	(812,706)	(211,914)
Multiaxis structural aircraft components	(193,354)	-
Total operating loss:	(1,006,060)	(211,914)

Depreciation and amortization from operations:

CNC machine tool remanufacturing	20,652	14,030
Multiaxis structural aircraft components	125,496	-
Total depreciation and amortization expense:	146,148	14,030

Interest expense:

CNC machine tool remanufacturing	937,958	668,395
Multiaxis structural aircraft components	35,248	-
Total interest expense:	973,206	668,395

Net loss:

CNC machine tool remanufacturing	(1,757,005)	(2,675,606)
Multiaxis structural aircraft components	(37,428)	-
Total loss from continuing operations:	(1,794,433)	(2,675,606)

Identifiable assets:

CNC machine tool remanufacturing	1,080,829
Multiaxis structural aircraft components	5,009,899
Total identifiable assets:	6,090,728

11. SUBSEQUENT EVENTS

During the second quarter of 2010, the Company issued 736,000 shares of common stock for cashless exercise of employee options.

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

OVERVIEW

U.S. Aerospace is engaged in the production of aircraft assemblies, structural components, and highly engineered, precision machined details for the United States Department of Defense, United States Air Force, Lockheed Martin Corporation, The Boeing Company, L-3 Communications Holdings, Inc., the Middle River Aircraft Systems subsidiary of General Electric Company, and other aircraft manufacturers, aerospace companies, and defense contractors.  The Company supplies structural aircraft parts for military aircraft such as the P-3 Orion, and wide-body commercial airliners such as the Boeing747.

The Company is also a leading manufacturer and remanufacturer of specialized aircraft machining tools, including vertical boring mills and large Vertical Turning Centers (“VTCs”) used to manufacture the largest jet engines, airplane landing gear and other precision components for aerospace and other industries.

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

New Century manufactures large VTC lathes and attachments under the trade name Century Turn.  New Century is also engaged in acquiring, re-manufacturing and selling pre-owned CNC machine tools to manufacturing customers. In addition, New Century provides rebuilt, retrofit and remanufacturing services for numerous brands of machine tools. The remanufacturing of a machine tool, typically consisting of replacing all components, realigning the machine, adding updated CNC capability and electrical and mechanical enhancements, generally takes two to four months to complete. Once completed, a remanufactured machine is a "like new," state-of-the-art machine with a price ranging from $275,000 to $1,000,000 or more, which is approximately 40%-50% of the price of a new machine.

The Company continues to incur operating losses for each of the periods ended March 31, 2010 and 2009. This was a result of a dramatic decrease in sales. The Company's current strategy is to expand its customer sales base with its present line of machine products. Plans for expansion are expected to be funded through current working capital from ongoing sales. However, significant growth will require additional funds in the form of debt or equity, or a combination thereof. The Company's growth strategy also includes strategic mergers in addition to growing the current business. A significant acquisition will require additional financing.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO MARCH 31, 2009.

     Net Revenues.  The Company generated net revenues of $557,690 for the three months ended March 31, 2010, which was a $497,012 or 47% decrease from $1,054,702 for the three  months  ended  March 31,  2009.  The decrease is the result of lower sales due to the recession and a tighter credit market.

     Gross (Loss) Profit.  Gross (loss) profit for the three months ended March 31, 2010,  was ($134,958) or 24% of revenues,  compared to a gross profit of $235,809 or 22% of revenues for the three months ended March 31, 2009, a 157% decrease. The increase in gross loss is due to certain continuing fixed overhead expenses applied to lower revenues.

     Operating Loss.  Operating loss for the three months ended March 31, 2010, was $1,006,060 compared to $211,914 for the three months ended March 31, 2009. The increase in loss of $794,146 is primarily due to a 95% increase in operating expenses and secondarily to 47% decreased revenues for the three months ended March 31, 2010.

     Interest Expense and Debt Discount Amortization.  Interest expense for the three months ended March 31, 2010, was $973,206 compared with $668,395 for the three months ended March 31, 2009. The increase of 46%  in interest expenses is due to additional interest and discount amortization on six new convertible notes for the three months ended March 31, 2010 and eight convertible noted issued after the period ended March 31, 2009 (See Note 5).

Operating Expenses. The Company incurred total operating expenses of $871,102 for the three months ended March 31, 2010, which was a $423,379 or a 95% increase from $447,723 for the three months ended March 31, 2009. In the three months ended March 31, 2010, compared with the three months ended March 31, 2009, all the operating expenses increased as follow:

Increase %
Consulting and other compensation	217
Salaries and related	79
Selling, general and administrative	72

The increase in consulting and other compensation is due primarily to $87,499 amortization of 3,000,000 warrants issued to a consultant during the three months ended March 31, 2010. All operating expenses increased due to additional costs related to the operations of Precision Aerostructures, Inc which was acquired in October 2009.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

The net decrease in cash during the three months ended March 31, 2010 was $150,428. The cash used in operating activities was $403,584. This was due mainly to a net loss of $1,794,433 offset by non-cash expenses of $708,381 related to amortization of debt discount, $147,143 in stock issued for services and $146,148 of depreciation and amortization. Other operating activities that used cash were mainly an increase in accounts receivable of $60,968 and inventories of $16,727.  These were offset by an increase of accounts payable, accrued liabilities and interest of $550,653.

No cash was used in investing activities.  $479,488 of equipment was purchased through a capital lease.

Cash provided by financing activities was $253,156 mainly from the issuance of convertible notes with net proceeds of $350,000 offset by principal payments on notes and capital leases of $141,662.

The net increase during the three months ended March 31, 2009 was $236,206. The increase was due to $700,000 proceeds for the three months ended March 31, 2009 compared with $350,000 proceeds for the three months ended March 31, 2010 from the issuance of convertible notes payable.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of and for the three months ended March 31, 2010, the Company had a net loss of approximately $1,794,000, an accumulated deficit of approximately $28,633,000, working capital deficit of approximately $10,582,000 and was in default on several notes payable (see Note 6) and had events of default on its CAMOFI and CAMHZN debt (see Note 5).   These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2010. Therefore, the Company will be required to seek additional funds to finance its long-term operations in the form of debt and equity financing which the Company believes is available to it.  The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

 In response to these problems, management has taken the following actions:

·	continued its aggressive program for selling its products;

·	continued to implement plans to further reduce operating costs; and

·	is seeking investment capital through the public and private markets.

The condensed consolidated financial statements do not include any adjustments to the carrying amounts related to recoverability and classification of assets or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

INFLATION AND CHANGING PRICES

The Company does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts and inventories. Actual results could differ from these estimates. The accounting policies stated below are significantly affected by judgments, assumptions and estimates used in the preparation of the condensed consolidated financial statements. See Note 1 for significant accounting policies.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of March 31, 2010 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

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

(4)   We did not adequately design internal controls as follows:

•	The controls identified in the process documentation were not designed effectively and had no evidence of operating effectiveness for testing purposes.
•	The controls identified in the process documentation did not cover all the risks for the specific process.
•	The controls identified in the process documentation did not cover all applicable assertions for the significant accounts.

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

On April 7, 2010, the Board of Directors took major steps in correcting these deficiencies and created an Audit Committee, a Compensation Committee and Governance Committee.

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

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

      None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

      None.

Item 3.     Defaults Upon Senior Securities

Starting January 5, 2010, the Company has been in default on the Micro Pipe Loan. As of March 31, 2010, the Company’s default principal and interest aggregate to $164,566.

Item 5.     Other Information

      None.

Item 6.     Exhibits

      Exhibit 31.1 Certification required by Rule 13a-14(a) or Rule 15d-14(d) and under Section 302 of the Sarbanes-Oxley act of 2002

      Exhibit 32.1 Certification required by Rule 13a-14(a) or Rule 15d-14(d) and under Section 906 of the Sarbanes-Oxley act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

U.S. Aerospace, Inc.

May 24, 2010	By:	/s/ David Duquette
Name: David Duquette
Title: Chief Executive Officer