Form 10-Q
period 2010-06-30
U.S. Aerospace, Inc.
filed 2010-08-23
CIK 318716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Commission file number: 0896898

U.S. AEROSPACE, INC.
(Exact name of registrant as specified in its charter)

Delaware	0610345787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10291 Trademark Street
Rancho Cucamonga, CA 91730
 (Address of principal executive offices)

(909) 477-6504
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

As of August 23, 2010, the Company had  27,977,640 shares of common stock, $0.10 par value, issued and outstanding.

U.S. AEROSPACE, INC.

INDEX

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains  forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. For example, statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, available cash, research results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Part I - Financial Information

ITEM 1.  FINANCIAL STATEMENTS

U.S. AEROSPACE, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2010 and December 31, 2009

	(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS

Current Assets
Cash	$28,141	$157,633
Accounts receivable, net of allowance for doubtful accounts of $30,000 at June 30, 2010	104,861	71,120
Loan receivable from employees	33,278	-
Inventories	262,462	284,339
Costs and estimated earnings in excess of billings on uncompleted contracts	24,066	5,725
Deferred financing costs, current portion	36,532	150,251
Prepaid expenses and other current assets	239,196	7,738

Total current assets	728,536	676,806

Property and equipment, net	964,587	716,864
Goodwill	2,401,342	2,359,121
Other intangible assets, net	1,339,285	1,446,429
Deferred financing costs, long-term portion	83,550	92,338
Other assets	151,790	151,790

Total Assets	$5,669,090	$5,443,348

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$20,831	$7,515
Accounts payable and accrued liabilities	5,244,373	3,856,316
Derivative liability	-	48,378
Dividends payable	217,900	204,600
Billings in excess of costs and estimated earnings on uncompleted contracts	-	149,849
Capital lease obligations	918,881	752,957
Loan payable and accrued interest, net of discount of $0 at June 30, 2010
and $10,003 at December 31, 2009	-	145,563
Notes payable and accrued interest	27,095	115,544
Notes payable to related parties and accrued interest	580,644	545,356
Convertible notes payable and accrued interest , net of discounts of $391,593 at
June 30, 2010 and $1,350,164 at December 31, 2009	5,367,867	4,341,613

Total Liabilities	12,377,591	10,167,691

Commitments and Contingencies

Stockholders' Deficit
Cumulative, convertible, Series B preferred stock, $1 par value,
15,000,000 shares authorized, no shares issued and outstanding
(liquidation preference of $25 per share)	-	-
Cumulative, convertible, Series C preferred stock, $1 par value,
75,000 shares authorized, 26,880 shares issued and outstanding
(liquidation preference of $672,000 at June 30, 2010 and December 31, 2009)	26,880	26,880
Cumulative, convertible, Series D preferred stock, $25 par value,
75,000 shares authorized, 11,640 shares issued and outstanding
(liquidation preference of $495,600 at June 30, 2010 and December 31, 2009)	291,000	291,000
Common stock, $0.10 par value, 250,000,000 shares authorized;
24,977,640 shares issued and outstanding
at June 30, 2010 and 22,430,211 at December 31, 2009	2,500,465	2,243,022
Deferred equity compensation	)	(29,169)
Notes receivable from stockholders	(584,691)	(584,691)
Additional paid-in capital	21,399,194	20,167,283
Accumulated deficit	(30,341,349)	(26,838,668)

Total Stockholders' Deficit	(6,708,501)	(4,724,343)

Total Liabilities and Stockholders' Deficit	$5,669,090	$5,443,348

See accompanying notes to the condensed consolidated financial statements.

U.S. AEROSPACE, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Net revenues	$694,315	$1,359,630	$1,252,005	$2,414,332

Cost of sales	592,864	1,193,730	1,285,512	2,012,623

Gross profit (loss)	101,451	165,900	(33,507)	401,709

Operating expenses:
Consulting and other compensation	258,217	77,158	456,565	139,773
Salaries and related	233,386	83,409	507,402	236,496
Selling, general and administrative	265,039	135,967	663,777	367,988

Total operating expenses	756,642	296,534	1,627,744	744,257

Operating loss	(655,191)	(130,634)	(1,661,251)	(342,548)

Other income (expenses), net:
Other income	164,267		164,267
Gain on write-off of accounts payable		5,681	5,332	5,681
Gain on disposal of assets		-	190,754	-
Gain (loss) on valuation of derivative liabilities		225,075	(11,253)	(1,575,903)
Interest expense	(1,204,023)	(952,461)	(2,177,229)	(1,620,856)

Total other expenses, net	(1,039,756)	(727,386)	(1,828,129)	(3,191,078)

Net loss	$(1,694,947)	$(858,020)	(3,489,380)	$(3,533,626)

Preferred Stock Dividends	(13,300)	(41,275)	(13,300)	(41,275)
Net loss applicable to common stockholders	(1,708,247)	(899,295)	(3,502,680)	(3,574,901)

Basic and diluted net loss available to common stockholders per common share	$(0.07)	$(0.06)	(0.15)	$(0.23)

Basic and diluted weighted average common shares outstanding	24,237,214	15,344,654	24,117,622	15,344,654

See accompanying notes to the condensed consolidated financial statements.

U.S. AEROSPACE, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(3,489,380)	$(3,533,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	300,056	34,681
Gain on write-off of accounts payable	(5,332)	(5,681)
Gain on disposal of assets	(196,781)	-
Amortization of deferred financing costs	122,506	233,712

Amortization of stock-based consulting fees	193,301	37,500

Amortization of debt discount	1,672,548	1,136,035
Estmated fair value of common stock issued for services	306,326	35,014
Loss (gain) on valuation of derivative liabilities	11,253	1,575,903

Changes in operating assets and liabilities:
Accounts receivable	(63,741)	225,881
Loan receivable from employees	(3,278)	-
Inventories	21,877	141,166
Costs and estimated earnings in excess of billings on uncompleted contracts	(18,341)	355,874
Prepaid expenses and other current assets	101,,043	8,486
Accounts payable, accrued liabilities and accrued interest	773,574	281,520
Billings in excess of costs and estimated earnings on uncompleted contracts	(149,849)	(1,303,946)

Net cash used in operating activities	(424,218)	(777,481)

Cash flows from financing activities:
Bank overdraft	13,317	29,224
Proceeds from issuance of convertible notes payable, net	570,000	730,000
Principal payments on notes payable to related parties	(6,105)	-
Proceeds from issuance of notes payable to related parties	44,138	-
Principal payments on notes payable and capital leases	(326,624)	(13,632)

Net cash provided by financing activities	294,726	745,592

Net (decrease) increase in cash	(129,492)	(31,889)

Cash at beginning of period	157,633	31,889

Cash at end of period	$28,141	$-

Supplemental schedule of cash flow information:
Interest paid	$20,862	$-

Supplemental disclosure of non-cash financing and investing activities:
Debt discount recorded on convertible notes payable	$625,000	$479,752

Conversion of convertible notes payable	$25,600	$-

Purchase of property and equipment through capital lease	$479,488	$-

Payment of accounts payable with proceeds from convertible notes payable	$55,000	$-

Estimated fair value of warrants issued in connection with consulting service agreement	$420,000	$-

Reclassification of the estimated fair value of warrants from derivative liabilities to additional paid-in capital	$59,631	$-

Addition to goodwill for adjustment in net liabilities assumed in acquisition	$42,221	$-
Accrued cumulative dividends on preferred stock	$13,300	$41,275

See accompanying notes to the condensed consolidated financial statements.

U.S. AEROSPACE, INC.  AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization And Nature Of Operations

On April 26, 2010 New Century Companies, Inc., a Delaware corporation changed its name to U.S. Aerospace, Inc. (“U.S. Aerospace” or the “Company”). The Company was incorporated in Delaware on August 1, 1980. Its wholly owned subsidiary, New Century Remanufacturing Inc., a California corporation (“NCR”), was incorporated in March 1996 and is located in Southern California. On October 9, 2009, the Company entered into a share exchange agreement with Precision Aerostructures, Inc. (“PAI”) pursuant to which the sole shareholder of PAI agreed to transfer all capital stock of PAI to the Company (see Note 3).  Collectively, U. S. Aerospace and its wholly owned subsidiaries are referred to as the “Company”. The Company is engaged in the production of aircraft assemblies, structural components, and highly engineered, precision machined details on projects for the U.S. Department of Defense, United States Air Force, Lockheed Martin Corporation, The Boeing Company, L-3 Communications Holdings, Inc., the Middle River Aircraft Systems subsidiary of General Electric Company, and other aircraft manufacturers, aerospace companies, and defense contractors. NCR also provides after-market services, including rebuilding, retrofitting and remanufacturing of metal cutting machinery

The Company trades on the OTC Bulletin Board under the symbol "USAE".

Principles Of Consolidation

The condensed consolidated financial statements include the accounts of U.S. Aerospace and its wholly owned subsidiaries, New Century Remanufacturing, Inc. and PAI.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Segments of an Enterprise and Related Information

The Company has adopted the authoritative guidance for disclosures about segments of an enterprise and related information. The guidance requires the Company to report information about segments of its business in annual financial statements and requires it to report selected segment information in its quarterly reports issued to stockholders.  The guidance also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company’s two reportable segments are managed separately based on fundamental differences in their operations.  At June 30 2010, the Company operated in the following two reportable segments (see Note 10):

(a) Multiaxis structural aircraft components and
 (b) CNC machine tool remanufacturing.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies.

Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the Company's consolidated financial position as of  June 30, 2010, and the consolidated results of operations and cash flows for the interim periods presented, have been made.  Such adjustments consist only of normal recurring adjustments.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results for the full year ending December 31, 2010. Amounts related to disclosure of December 31, 2009 balances within these interim condensed consolidated financial statements were derived from the audited 2009 consolidated financial statements and notes thereto.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of and the for the three and six months ended June 30, 2010, the Company has a net loss of approximately $3,489,000, an accumulated deficit of approximately $30,341,000, and working capital deficit of approximately $11,649,000 and was in default on several notes payable (see Note 6) and had events of default on its CAMOFI and CAMHZN debt (see Note 5).   These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2010. Therefore, the Company will be required to seek additional funds to finance its long-term operations in the form of debt and equity financing which the Company believes is available to it.  The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Inventories represent cost of work in process on units not yet under contract. Cost includes all direct material and labor, machinery, subcontractors and allocations of indirect overhead. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. Among other factors, the Company considers historical demand and forecasted demand in relation to the inventory on hand and market conditions when determining obsolescence and net realizable value. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories. As of  June 30, 2010, inventories consist of $24,066 of work-in-process and $262,462 of finished goods.

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

In accordance with U.S. accounting standards, revenue is recorded net of an estimate for markdowns and price concessions. Such reserve is based on management's evaluation of historical experience, current industry trends and estimated costs. As of June 30, 2010, the Company estimated the markdowns and price concessions and concluded amounts are immaterial and did not record any adjustment to revenues.

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

Warranty

The Company provides a warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At June 30, 2010 and December 31, 2009, the warranty obligation balance was approximately $136,000 and $137,000, respectively. Amounts charged to warranty expense in the accompanying condensed consolidated statements of operations was approximately $0 and $3,000 for the three and six months ended June 30, 2010 and  $0 for the three and six months ended June 30, 2009, respectively.

Concentration of Credit Risks

Cash is maintained at various financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each financial institution for up to $250,000. At times, cash may be in excess of the FDIC insured limit. The Company did not have any uninsured bank balances at June 30, 2010 and December 31, 2009. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash.

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

Management reviews the collectibility of receivables periodically and believes that the allowance for doubtful accounts for the three and six months  ended June 30, 2010 and the year ended December 31, 2009 is adequate. There was no allowance for doubtful accounts at June 30, 2010 and December 31, 2009.

During the three and six months ended June 30, 2010, sales to one customer approximated 95%  and 90% of net revenues. Further, there was one customer that accounted for approximately 86% of accounts receivable at June 30, 2010.

During the three and six months ended June 30, 2009, sales to two customers accounted for approximately 46% of net revenues.

Basic And Diluted Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for each respective year.

Common stock equivalents, representing convertible Preferred Stock, convertible debt, options and warrants totaling approximately 153,611,000 and 74,320,847 for June 30, 2010 and 2009, respectively, are not included in the computation of diluted loss per share as they would be anti-dilutive.

Stock Based Compensation

The Company uses the fair value method of accounting for employee stock compensation cost. Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.  For the three and six months ended June 30, 2010, $79,352 of  employee  and director share-based compensation expense was recognized in the accompanying condensed consolidated statements of operations.  For the three and six months ended June 30, 2009, $35,014 and $0  of  employee share-based compensation expense was recognized in the accompanying condensed consolidated statements of operation,

From time to time, the Company's Board of Directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of the Company's formal stock plans. The terms of these grants are individually negotiated and generally expire within five years from the grant date.

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

There were no plan options granted, and 1,200,000 options were exercised or expired during the three and six months ended June 30, 2010.   There were 2,900,000 shares available for grant at June 30, 2010.

All plan options outstanding have vested as of June 30, 2010 and are as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term in Years	Value (1)

Vested	6,200,000	$0.13	1.92	$-

(1)
Represents the approximate difference between the exercise price and the closing market price of the Company's common stock at the end of the reporting period (as of June 30, 2010 the market price of the Company's common stock was $0.06).

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

Non-Plan Options

On April 7, 2010, the Company issued 10,000,000 stock options that were not under the 2000 Stock Option Plan. These options were issued to newly hired non-employee directors and  to a marketing consultant. The options have an exercise price of $0.13 per share and a term of five years, with a weighted average remaining life of 4.77 years,  One half of the options vest at the end of the first year and one half of the options vest at the end of the second year. The fair value of the options at grant date was $1,273,000 which is being amortized into compensation expense over the vesting period. At June 30, 2010, $159,183 was expensed.

A Black Scholes model was used to calculate the fair value with the following parameters: stock price of $0.13 per share, exercise price of $0.13 per share, risk free rate of 3.52%, stock volatility of 204.39% and no dividend.

Deferred Financing Costs

Direct costs of securing debt financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. During the three and six months ended June 30, 2010  the Company amortized approximately $61,000 and $122,000, respectively, of deferred financing costs to interest expense in the accompanying condensed consolidated statements of operations. During the three and six months ended June 30, 2009  the Company amortized approximately $117,000 and $234,000, respectively, of deferred financing costs to interest expense in the accompanying condensed consolidated statements of operations.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.  The Company does not have any liabilities that are measured at fair value as of June 30, 2010.

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

During the periods ended June 30, 2010 and 2009, the Company recognized other expense of $11,253 and  $1,575,903, respectively, related to recording derivative liabilities at fair value.  At June 30, 2010 and December 31, 2009, the derivative liability balance was $0 and $48,378, respectively.

Beneficial conversion feature and warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the period ended June 30, 2010: dividend yield of 0%; volatility of 204% and a risk free interest rate of 0.13% for the beneficial conversion feature and 3.77% for the warrants.

The following table summarizes the activity related to the derivative liability during the period ended June 30, 2010:

Derivative liability – December 31, 2009	$48,378
Derivative liability reduced for reclassification of warrants to equity	(59,631)

Change in fair value of derivative liability	11,253
Total derivative liability – June 30, 2010	$-

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

2. CONTRACTS IN PROGRESS

Contracts in progress which include completed contracts not completely billed approximate the following as of March 31, 2010 and December 31, 2009:

	(Unaudited)
	June 30,2010	December 31, 2009

Cumulative costs to date	$684,000	$3,166,000
Cumulative gross profit to date	486,000	2,611,000

Cumulative revenue earned	1,170,000	5,777,000
Less progress billings to date	(1,146,000)	(5,921,000)

Net over billings	$24,000	$(144,000)

The following approximate amounts are included in the accompanying condensed consolidated balance sheets under these captions:

	(Unaudited)
	March 31, 2010	December 31, 2009

Costs and estimated earnings in excess of billings on uncompleted contracts	$24,000	$6,000

Billings in excess of costs and estimated earnings on uncompleted contracts	0	(150,000)

Net over billings	$24,000	$(144,000)

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

The pro forma combined historical results, as if PAI had been acquired as of January 1, 2009, are estimated as follows (unaudited):

	Three Months Ended June	Six Months Ended
	30, 2009	June 30, 2009
Net revenues	$1,663,019	$2,851,116
Net loss	$(999,071)	$(3,980,142)
Weighted average common share outstanding:
Basic and diluted	20,344,654	20,344,654
Loss per share:
Basic and diluted	$(0.05)	$(0.20)

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

The changes in the carrying amount of goodwill for the period ended March 31, 2010 are as follows:

Balance, December 31, 2009	$2,359,121
Addition of goodwill for adjustment to net liabilities assumed in acquisition	42,221
Balance, June 30, 2010	$2,401,342

The Company recorded a purchase price adjustment to goodwill of $42,221 related to the balance of capital lease obligations assumed upon acquisition in the three months ended March 31, 2010.

Identifiable intangibles acquired in connection with business acquisitions are recorded at their respective fair values.  Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed.

Other intangible assets consist of the following as of June 30, 2010:

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	Seven	$1,500,000	$(160,715)	$1,339,285

Amortization of other intangible assets was $53,572 and $107,144 for the three and six months ended June 30, 2010. There was no amortization for the three and six months ended June 30, 2009.  During the six months ended June 30,2010 the Company did not acquire or dispose of any intangible assets.
 Other intangible assets consist of the following as of December 31, 2009:

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	Seven	$1,500,000	$(53,571)	$1,446,429

5. CONVERTIBLE NOTES PAYABLE

CAMOFI AND CAMHZN 12% AND 15% Senior Secured Convertible Debt

The Company entered into various convertible debt financings with CAMOFI Master LDC (“CAMOFI”) and CAMHZN Master LDC (“CAMZHN”) prior to January 1, 2009 under the Amended 12% CAMOFI Convertible Note (“Amended 12% CAMOFI Note) and 15% CAMHZN Convertible Note (“15% CAMHZN Note”) (collectively, the “Notes”).  As of December 31, 2008, the amounts due under the Notes to CAMOFI and CAMHZN were $2,834,281 and $750,000, respectively.  In connection with the Notes, the Company issued warrants and stock to CAMOFI and warrants to CAMHZN.  The debt discounts as of December 31, 2008 related to the Notes, which includes amounts for the conversion options, warrants and stock, to CAMOFI and CAMHZN were $2,089,443 and $350,090, respectively.  The debt discounts as of December 31, 2009 related to the amounts borrowed prior to 2009 from CAMOFI and CAMHZN were $753,619 and $127,128, respectively.  The debt discounts as of June 30, 2010 related to the amounts borrowed prior to 2009 from CAMOFI and CAMHZN were $87,169  and $13,424, respectively.

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

2009

During 2009, the Company borrowed $1,199,600 from CAMOFI and $298,400 from CAMHZN under the Notes.  The debt discounts, which includes amounts for the conversion options, as of December 31, 2009 related to the 2009 borrowings from CAMOFI and CAMHZN were $375,535 and $93,882, respectively.  The debt discounts as of June 30, 2010 related to the 2009 borrowings from CAMOFI and CAMHZN were $36,513and $9,126, respectively. In connection with extending the maturity date of the Notes in August 2009, the Company issued 800,000 and 200,000 warrants to CAMOFI and CAMHZN, respectively.  The fair value of the warrants on the date of issuance was $80,000 and was recorded as interest expense.

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

2010

During the first quarter of 2010, the Company borrowed $324,000 from CAMOFI and $81,000 from CAMHZN under the Notes and recorded debt discounts related to the conversion options and warrants issued for the same amounts as borrowed.  The Company received proceeds of $350,000, net of amounts paid directly to a vendor by the note holder.   The Notes are due on August 1, 2010 and bear interest at 15% per annum.  The debt discounts as of June 30, 2010 related to these borrowings from CAMOFI and CAMHZN were $64,733 and $16,183, respectively.

In January 2010, the Company issued 640,000 shares of common stock to CAMOFI and CAMHZN for conversion of $20,480 and $5,120, respectively, of principal on the Notes (See Note 7).

In April and May 2010 the Company borrowed $176,000 from CAMOFI and $44,000 from CAMHZN under the Notes and recorded debt discounts related to the conversion options and warrants issued for the same amounts as borrowed.  The Company received no proceeds  as the $220,000 was paid directly to a lender and a vendor by the note holder.   The Notes are due on August 1, 2010 and bear interest at 15% per annum.  The debt discounts as of June 30, 2010 related to these borrowings from CAMOFI and CAMHZN were $65,000 and $22,000, respectively.

The Company has incurred events of default on the Notes.  The last monthly contractual payment on the CAMOFI note was made in October 2008 and no payments have been  made on the CAMHZN Note which were scheduled to begin on September 1, 2008.  As a result, these are events of default under the terms of the agreement. Under the terms of the agreement, if any event of default occurs, the full principal amount of the note, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become, at the note holder’s election, immediately due and payable in cash. The note holders have yet to elect to exercise the default provisions. As of June 30, 2010 and December 31, 2009, the principal balances and the debt discounts are presented in the Convertible Notes Table, below.

	(Unaudited)
	June 30, 2010		December 31, 2009
CONV NOTES	CAMOFI	CAMHZN	CAMOFI	CAMHZN
Principal	$4,513,401	$1,168,280	$4,033,881	$1,048,400
Discount – warrants	(30,641)	(7,690)	(38,814)	(16,160)
Discount – conversion options	(210,435)	(52,820)	(1,068,542)	(204,850)
Discount – stock issued with notes	(12,228)	-	(21,798)	-
Notes presented net of debt discounts	$4,260,097	$1,107,770	$2,904,727	$827,390

As of June 30, 2010 and December 31, 2009, the Company has recorded $907,356 and $609,496, respectively, in accrued interest on the Notes.

During the three and six months ended June 30, 2010, the Company amortized debt discounts of approximately $964,000 and $1,673,000, respectively, to interest expense related to the Notes. During the three and six months ended June 30, 2009, the Company amortized debt discounts of approximately $751,000 and $776,000, respectively, to interest expense related to the Notes.

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

The Micro Pipe Warrants had an exercise feature that was the same as the anti-dilution provision in the CAMOFI Warrants (See Note 5). Consequently, the warrants were also treated as a derivative liability. In May 2010, as part of the settlement agreement, the warrants were cancelled.

The Company recorded at issuance a $108,101 derivative liability for the Micro Pipe warrants.  As discussed in Note 1, the anti-dilution provision of the warrants was cancelled effective January 31, 2010.  As a result of the cancellation of the anti-dilution provision, the fair value of the warrant on such date ($59,631) was reclassified from derivative liability to additional paid-in capital.  As of March 31, 2010 and December 31, 2009, the fair value of the warrant derivative was determined to be $0 and $48,378, respectively.  For the six months ended June 30, 2010, the Company recorded a change in fair value of the warrant derivative liability that resulted in a loss of $11,253, which is included in gain or loss on valuation of derivative liabilities in the accompanying condensed consolidated statements of operations.

The initial Micro Pipe Warrants derivative liability of $108,101 represented a discount from the face amount of the note payable. Such discount was amortized to interest expense over the term of the note. During the six months ended June 30, 2010, the Company amortized the balance of $10,003 to interest expense in the accompanying condensed consolidated statements of operations.

In March 2010, the Company issued 71,429 shares of restricted common stock in lieu of penalties on its loan payable. The common stock was recorded at the estimated fair value of the common stock on the date of the transaction. Approximately $12,000 was expensed to interest at the time of issuance and is included in the accompanying condensed consolidated statements of operations.

As of June 30, 2010 and December 31, 2009, the Company had recorded $23,566 and $5,566, respectively, in accrued interest on the Micro Pipe Loan.

Notes Payable

Certain notes payable are in default and are classified as current on the accompanying condensed consolidated balance sheets.

At June 30, 2010, the Company’s notes payable consisted of a note in the amount of $27,095 from GE Money Bank, secured with equipment, entered into in July 2007, bearing interest at 17.9% per annum, payable in monthly principal and interest installments of $1,156, maturing in June 2012, includes accrued interest of $5,807. The Company is in default on the note and the balance is due on demand.

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

In January 2010, the Company issued 250,000 shares of restricted common stock to a consultant in consideration for financial consulting services rendered valued at $35,000. The consulting fees were expensed entirely at the time of issuance and are included in consulting and other compensation in the accompanying condensed consolidated statements of operations.

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

In February 2008, the Company entered into a one year contract with a third party for corporate consulting and marketing services valued at $30,000. The fee was paid in the form of 150,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and was amortized to operating expense over the life of the agreement. During the three months and six months ended June 30, 2009, consulting fees under this contract of $2,500 and $5,000, respectively, were amortized to consulting and other compensation in the accompanying condensed consolidated statements of operations. As of June 30, 2009 the balance of deferred consulting fees was fully amortized.

In June 2007, the Company entered into a three year contract with a third party for Internet public investor relations services valued at $210,000. The fee was paid in the form of 300,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and during the three months and six months ended June 30, 2010, $11,669 and $29,169, respectively, was amortized to consulting and other compensation in the accompanying condensed consolidated statements of operations.  During the three and six months ended June 30, 2009,  $18,000 and $35,000 was amortized to consulting and other compensation in the accompanying condensed consolidated statements of operations.  At June 30, 2010 and December 31, 2009, the remaining deferred consulting fees totaled $0 and $29,169, respectively.

STOCK OPTIONS

Under the terms of the Company's Incentive Stock Option Plan ("ISOP"), options to purchase an aggregate of 5,000,000 shares of common stock may be issued to key employees, as defined. The exercise price of any option may not be less than the fair market value of the shares on the date of grant. No options granted may be exercisable more than 10 years after the date of grant.

At June 30, 2010 and December 31, 2009, the Company had 2,900,000 and  1,700,000 options , respectively, available for future issuance under their ISOP equity compensation plan.

Under the terms of the Company's non-statutory stock option plan ("NSSO"), options to purchase an aggregate of 1,350,000 shares of common stock may be issued to non-employees for services rendered. These options are non-assignable and non-transferable, are exercisable over a five-year period from the date of grant, and vest on the date of grant.

As of June 30, 2010 and December 31, 2009, the Company had 650,000 options available for future issuance under their non-statutory stock option plans.

There were no options granted, and 1,200,000 options exercised or forfeited during the six months ended June 30, 2010. There were no options granted, exercised or cancelled during the six months ended June 30, 2009.

WARRANTS

From time to time, the Company issues warrants to employees and to third parties pursuant to various agreements, which are not approved by the stockholders.

On January 19, 2010, in connection with a 12-month strategic advisory consulting services agreement, the Company issued an immediately vested warrant to purchase 3,000,000 shares of the Company’s common stock.  The warrant is for a term of seven years, and  has an exercise price of $0.000001 per share. The estimated fair value of the warrants of $420,000 was capitalized as a deferred charge on the date of grant and will be amortized to operating expense ratably over the term of the consulting agreement.  During the six months ended June 30, 2010, the Company amortized $87,499 which is included in consulting and other compensation in the accompanying condensed consolidated statements of operations.

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

In April and May of 2010,  the Company issued CAMOFI and CAMHZN warrants to purchase a total of 275,000 and 260,000 shares, respectively, of the Company’s common stock. The warrants were issued on various dates, are immediately vested, have a term of seven years and an exercise price of $0.000001.  The relative fair values of the warrants totaling $17,600 were recorded as a debt discount upon issuance (see Note 5).

The following represents a summary of all warrant activity for the six months ended June 30, 2010:

	Outstanding Warrants
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Outstanding at January 1, 2010	12,497,538	$0.12	$-
Grants (2)	4,754,515	$0.000001	$285,266
Exercise	-	$-	$-
Cancelled	(500,000)	$0.20	$-
Outstanding at June 30, 2010 (3)	16,752,053	$0.09	$357,765
Exercisable at June 30, 2010 (3)	13,752,053	$0.09	$357,765

(1)
Represents the approximate added value as difference between the exercise price and the closing market price of the Company's common stock at the end of the reporting period (as of June 30, 2010, the market price of the Company's common stock was $0.06).

(2)	All of the warrants issued are exercisable at June 30, 2010.

(3)
The warrants outstanding and exercisable at June 30, 2010 have a weighted-average contractual remaining life of 4.36 years and 5.04 years, respectively. The 3,000,000 warrants not exercisable at June 30, 2010 were issued in connection with the acquisition of PAI in 2009.  See Note 3 for a description of the vesting terms of the warrant.

 8. RELATED PARTY TRANSACTIONS

At June 30, 2010 and December 31, 2009, the Company had loans to two stockholders approximating $585,000, including accrued interest. These loans were originated in 1999 and no additional amounts have been loaned to the stockholders. The loans accrued interest at 5% and are due on demand. The Company has included the notes receivable from stockholders in stockholders’ deficit as such amounts have not been repaid during 2010 or 2009.  The Company did not accrue any interest for the three months ended June 30, 2010 as it was determined that future interest amounts would be uncollectible.

At June 30, 2010 and December 31, 2009, the Company has loans from various employees totaling $80,644 and $39,106, respectively, which are included in notes payable to related parties in the condensed consolidated balance sheet. The loans are non-interest bearing and are due on demand.

In connection with the acquisition of PAI (see Note 3), the Company issued a promissory note to Cabral in the amount of $500,000. Interest on the note accrues at 5% per annum and all principal and interest is due only on and paid from the proceeds of any equity financing of the Company with gross proceeds of at $2,000,000 provided that the investors in such financing permit the proceeds thereof to be used for such purpose.  During the three and six months ended June 30, 2010, $12,501 and $18,750 of interest expense was recorded in the accompanying condensed consolidated statements of operations.  At June 30, 2010 and December 31, 2009, the Company has accrued $18,750 and $6,250 in interest, respectively.

During the six months ended June 30, 2010, the Company advanced funds to various employees.  At June 30, 2010, the Company has a loan receivable from employees totaling $33,277.

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

Delinquent Income Taxes

At June 30, 2010 and December 31, 2009, the Company has approximately $352,000 accrued related to penalties and interest in connection with delinquent income taxes related to PAI’s Federal and State income tax returns for the years ended December 31, 2007 and 2006. The Company has included the accrued amounts in accounts payable and accrued liabilities.  The related returns were filed in April 2009.

Delinquent Payroll Taxes

At June 30, 2010 and December 31, 2009, the Company has accrued approximately $1,324,000 and $1,187,000, respectively, for payroll taxes not yet remitted for employee compensation and estimated penalties and interest in connection with payroll taxes incurred but not remitted related to executive compensation. The Company has included the accrued amounts in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets and the related expense in salaries and related expenses in the accompanying condensed consolidated statements of operations.

Delinquent Sales Taxes

At June 30, 2010 and December 31, 2009, the Company has accrued approximately $132,000 and $127,000, respectively, for sales taxes not yet remitted and estimated penalties and interest in connection with the sales tax incurred but not yet remitted for the period October 1, 2007 to December 31, 2008 and January 1, 2008 to March 31, 2008.  The Company has included the accrued amounts in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets and the related expense in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.  The Company has yet to file a return for the following quarterly sales tax periods.

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

The following table summarizes segment asset and operating balances by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with GAAP:

	Three Months Ended/ As of June 30, 2010	Three Months Ended/ As of June 30, 2009	Six Months Ended/ As of June 30, 2010	Six Months Ended June 30, 2009
Net revenue from external customers:

CNC machine tool remanufacturing	317,758	1,359,630	$477,805	$2,414,332
Multiaxis structural aircraft components	376,557		774,200	-
Total net revenue from external customers:	694,315	1,359,630	1,252,005	2,414,332

Operating loss:

CNC machine tool remanufacturing	(517,012)	(130,634)	(1,318,270)	(342,548)
Multiaxis structural aircraft components	(138,179)		(342,981)	-
Total operating loss:	(655,191)	(130,634)	(1,661,251)	(342,548)

Depreciation and amortization from operations:

CNC machine tool remanufacturing	26,899	20,651	152,025	34,681
Multiaxis structural aircraft components	61,768		82,790	-
Total depreciation and amortization expense:	88,667	20,651	234,815	34,681

Interest expense:

CNC machine tool remanufacturing	1,190,518	(952,461)	2,128,476	1,620,856
Multiaxis structural aircraft components	13,505		48,753	-
Total interest expense:	1,204,023	(952,461)	2,177,229	1,620,856

Net loss:

CNC machine tool remanufacturing	(1,638,174)	(858,020)	(3,395,180)	(3,533,626)
Multiaxis structural aircraft components	(56,773)		(94,200)	-
Total loss from continuing operations:	(1,694,947)	(858,020)	(3,489,380)	(3,533,626)

Identifiable assets:

CNC machine tool remanufacturing	808,585	1,205,254	808,585	1,205,254
Multiaxis structural aircraft components	4,860,505		4,860,505
Total identifiable assets:	5,669,090	1,205,254	5,669,090	1,205,254

11. SUBSEQUENT EVENTS

Strategic Cooperation Agreement

On July 1, 2010, the Company entered into a Strategic Cooperation Agreement with Antonov Company, a state-owned Ukraine company, providing for:

·	Participation in the KC-X Tanker Modernization Program for the U.S. Air Force

·	Bidding for projects to the U.S. Department of Defense, U.S. Air Force, and licensed U.S. defense contractors

·	Sale of Antonov aircraft, products and services in the United States

Under the terms of the agreement, Antonov will be responsible for design, construction and manufacture of aircraft.  The Company will be responsible for coordinating the bidding process, negotiating and contracting with customers, and coordinating with defense sub-contractors for specialized systems.

Plan of Merger

On July 1, 2010, the Company entered into an Agreement and Plan of Merger, pursuant to which it has agreed to issue to American Defense Invesments, LLC and TUSA Acquisition Corporation an aggregate of 383,793 shares of Series E Convertible Preferred Stock, each of which is convertible into 500 shares of our common stock, and votes together with the common stock as a single class on an as-converted basis, to acquire their company and its relationships with Antonov and associated goodwill.  Additionally, the preferred stock has non-dilution protection for subsequent issuances of common stock, including any conversation of currently outstanding warrants and convertible debt.

On July 9, 2010, we submitted a response to the Request for Proposal from the U.S. Air Force for the KC-X Tanker Modernization Program. If our bid is successful, the aircraft components will be built by Antonov Company in Ukraine, with final assembly by us in the United States.

Convertible Note Issuance

Effective July 27, 2010, the Company obtained an aggregate of $500,000.00 in financing from Hutton International SPE, LLC and our current lenders, CAMOFI Master LDC and CAMHZN Master LDC, pursuant to 15% Senior Secured Convertible Notes due July 31, 2011. The notes are convertible into shares of  common stock at $0.13 per share, the closing sale price on July 27, 2010.

Extension of the Maturity of Existing Convertible Notes

On July 27, 2010, the Company also entered into an agreement with CAMOFI and CAMHZN to extend the term of their existing notes to July 31, 2011.

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

OVERVIEW

U.S. Aerospace is engaged in the production of aircraft assemblies, structural components, and highly engineered, precision machined details on projects for the U.S. Department of Defense, United States Air Force, Lockheed Martin Corporation, The Boeing Company, L-3 Communications Holdings, Inc., the Middle River Aircraft Systems subsidiary of General Electric Company, and other aircraft manufacturers, aerospace companies, and defense contractors.  The Company supplies structural aircraft parts for military aircraft such as the P-3 Orion, and wide-body commercial airliners such as the Boeing747.

The Company is an emerging world class supplier of complex structural airframe machined components and assemblies for commercial and military aircraft builders in the United States and around the world.  PAI specializes in engineering, and manufacturing of precision computerized numerical control (“CNC”) machined multiaxis structural aircraft components, with tolerances of up to +/-.0001” on ferrous and non-ferrous metals.

PAI’s capabilities include high speed three, four and five axis precision CNC machining of titanium, aluminum, stainless steel, and nickel-chromium-based superalloys.  PAI’s aircraft component products include wing ribs, stringers, spars, longerons, bulkheads, frames, engine mounts, chords, and fittings.  In addition, PAI designs and fabricates tools and fixtures.

The Company continues to incur operating losses for each of the periods ended June 30, 2010 and 2009. This was a result of a dramatic decrease in sales. The Company's current strategy is to focus solely on aerospace and defense, to increase orders through current customers and sales methods, and to partner with leading aerospace and defense manufacturers throughout the world to jointly bid and supply aircraft, parts and components to major defense contractors and the U.S. military. However, significant growth will require additional funds in the form of debt or equity, or a combination thereof. The Company's growth strategy also includes strategic mergers in addition to growing the current business. A significant acquisition will require additional financing.

 RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO MARCH 31, 2009.

     Net Revenues.  The Company generated net revenues of $694,315 and  $1,252,005for the three and six months ended June 30, 2010 versus $1,359,630 and $2,414,332 for the same periods of 2009 , which was a $665,315 or 49% decrease in the three months and a $1,162,327 or 48% in the six months.  The decrease is the result of lower sales due to the recession and a tighter credit market.

     Gross (Loss) Profit.  Gross (loss) profit for the three and six months ended June 30, 2010, was $101,451 and $(33,507)versus a gross profit of $165,900 and $401,709 for the three and six months ended June 30, 2009.This is a decline of $64,449 or 39% and $435,216 over the comparable periods. The decrease in gross profit  is due to certain continuing fixed overhead expenses necessary to maintain the level of operations, which is not recovered because of the  lower revenues.

     Operating Loss.  Operating loss for the three and six months ended June 30, 2010, was $655,191 and $1,661,251 compared to $130,634 and $342,548 for the three and six months ended June 30, 2009. The increase in loss of $524,557 and $1,318,703, respectively, is primarily due to an  increase in operating expenses largely due to the acquisition of PAI and secondarily to the decreased revenues over the comparable periods.

     Interest Expense and Debt Discount Amortization.  Interest expense for the three and six months ended June 30, 2010, was $1,204,023 and $2,177,229 as compared with $952,461 and $1,620,856 for the three months ended June 30, 2009. The increase of 26% and 34% respectively,  in interest expenses is due to additional interest and discount amortization on ten new convertible notes for the six months ended June 30, 2010 and eighteen convertible notes and one note payable issued after the period ended June 30, 2009 (See Note 5and 6).

    Operating Expenses. The Company incurred total operating expenses of $756,642 and $1,627,744 for the three and six months ended June 30, 2010 versus $296,534 and $744,257 for the three and six months ended June 30, 2009, which was a $460,108  and a $883,487 increase, respectively. In the three and six months ended June 30, 2010, compared with the three and six months ended June 30, 2009, all the operating expenses increased as follow:

	Three Months Ended June 30, 2010 Increase %	Six Months Ended June 30, 2010 Increase %
Consulting and other compensation	235	227
Salaries and related	180	115
Selling, general and administrative	95	80

The increase in consulting and other compensation is due primarily to  amortization of 3,000,000 warrants issued to a consultant and 5,000,000 options issued for marketing consulting during the six months ended June 30, 2010. All operating expenses increased due to additional costs related to the operations of Precision Aerostructures, Inc which was acquired in October 2009.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

As of August 23, 2010, we had $311,458_ in cash on hand. We have reached payment arrangements with many of our creditors to resolve previously past due accounts.

The net decrease in cash during the six months ended June 30, 2010 was $129,492. The cash used in operating activities was $424,218. This was due mainly to a net loss of $3,489,380 offset by non-cash expenses of $1,672,548 related to amortization of debt discount, $306,326 in stock issued for services and $300,056 of depreciation and amortization. Other operating activities that used cash were mainly an increase in accounts receivable of $63,741 and a decrease in billings in excess of costs of  $149,849.   These were offset by an increase of accounts payable and accrued liabilities and interest of $773,574 and a decrease in prepaid expenses and other current liabilities of $101,043.

No cash was used in investing activities

Cash provided by financing activities was $294,726 mainly from the issuance of convertible notes with net proceeds of $570,000 offset by principal payments on notes and capital leases of $326,624.

The net decrease in cash during the six months ended June 30, 2009 was $31,889.

 For the six months ended June 30, 2009, the cash provided by financing activities was $745,592, compared with $30,844 in the six months ended June 30, 2008. For the six months ended June 30, 2009, $777,481 cash was used by operating activities.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of and the for the three and six months ended June 30, 2010, the Company has a net loss of approximately $3,489,000, an accumulated deficit of approximately $30,341,000, and working capital deficit of approximately $11,649,000 and was in default on several notes payable (see Note 6) and had events of default on its CAMOFI and CAMHZN debt (see Note 5).   These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund operations through anticipated increased sales which management believes may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2010. Therefore, the Company will be required to seek additional funds to finance its long-term operations in the form of debt and equity financing which the Company believes is available to it.  The successful outcome of future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of June 30, 2010 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

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

On April 7, 2010, our Board of Directors began taking major steps in correcting these deficiencies and created an Audit Committee, a Compensation Committee and Nominating and Governance Committee, and adopted a Code of Ethics applicable to all senior executives.

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

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

On July 12, 2010, NCR’s landlord filed an unlawful detainer action against it in Los Angeles County Superior Court, Fan v. New Century Remanufacturing, Inc., et al., Case No. VC056735, to recover $391,000 in past due rent and possession of its facilities in Santa Fe Springs, California.  Although the case remains pending, we have sold our interest in NCR on August 23, 2010.  Litigation can be expensive and unpredictable, and there can be no assurance regarding the outcome of any case.  However , we do not believe we should have any liability in a connection with this action.

Item 1A.  Risk Factors

In addition to the risk factors set forth in our most recent annual report, recent developments have resulted in further risks, including the risk factors listed below. Risks and uncertainties in addition to those we describe below, that may not be presently known to us, or that we currently believe are immaterial, may also harm our business and operations. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this report.

Our response to the KC-X Tanker Modernization Program request for proposal may be rejected or disqualified by the U.S. Air Force.

The U.S. Air Force rejected our esponse to the request for proposal (RFP) for the KC-X Tanker Modernization Program as untimely.  We have filed a protest with the General Accounting Office (GAO).  The GAO or the Air Force may find that our proposal was not timely submitted, does not meet all mandatory RFP requirements, that we do not have qualified subcontractors and teaming partners, that we are not a capable and responsible contractor, that we have not obtained or processed the classified information that is needed to prepare a proposal, that we have not demonstrated that the company has the facility and personnel clearances that are prerequisites to receiving, handling and storing classified information, and that our failure to meet the proposal submittal deadline was attributable to our failure to act diligently and promptly.  In addition, the Air Force may determine that Antonov Company is not an acceptable subcontractor, that required teaming agreements have not been entered into, and that using a Ukranian commercial aircraft as the basis for a KC-X tanker proposal is unacceptable, that the aircraft we have bid is too new or is not adequately designed, manufactured or certified, or that adequate documentation, data and information have not been provided in support of the bid.  For any or all of these reasons, the Air Force may not select our bid, may disqualify our bid, or may refuse to consider it on the merits, or at all.  The Air Force has broad discretion in interpreting the requirements of the RFP.  Contesting any negative determination would be time consuming, difficult and expensive, with uncertain results, and even attempting such a challenge may exceed our limited resources.  If we were successful in the bid, other bidders could challenge the process, our capabilities, or the adequacy of our submissions, which might also result in a denial or disqualification of our bid.  If our bid is denied or disqualified for any reason, it would have a material adverse effect on our business, results of operations and financial condition.

We are dependent on Antonov to supply the AN-112KC aircraft and components, and information necessary for our RFP response.

We are dependent upon Antonov Company in Kiev, Ukraine to supply the AN-112KC aircraft and components for  our RFP response, and to supply the information necessary for the bid process.  Designing and manufacturing new aircraft, or modifying existing aircraft to meet new requirements, is time consuming, difficult and expensive, with uncertain results.  We cannot give any assurance that the information supplied by Antonov will be adequate or sufficient to meet the RFP requirements, or that Antonov will timely deliver the planes if our bid is successful.  If Antonov fails to perform for any reason, we would likely be unable to win the bid or supply the planes if selected, which would have a material adverse effect on our business, results of operations and financial condition.

We face competition from companies which may have greater resources or better technologies than we do.

Two large, established, well funded, aerospace corporations, The Boeing Company and The European Aeronautic Defense and Space Company N.V. (EADS), are bidding on the RFP utilizing existing wide body commercial airliners as the basis for their KC-X tanker proposals.  Both designs are advanced and well developed, and both companies have invested considerable resources into designing their tankers and in preparing their responses to the RFP.  Both companies spent substantially more time, money and effort preparing their RFP responses than we did, and it is highly likely that their responses will be significantly more thorough, detailed and compliant than our response.  In addition, both companies have devoted substantial effort to political lobbying with legislators and the Department of Defense, and developing close relationships with industry experts and members of the press.  These advantages may prove insurmountable, and it may be impossible for us to compete with their proposals, or even to submit a response deemed minimally acceptable by the U.S. Air Force.  If any of these were the case, we could be unsuccessful in our efforts to obtain the bid, which would have a material adverse effect on our business, results of operations and financial condition.

 Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

 On August 20, 2010 we issued 1 million shares of common stock to two consultants who coordinate our efforts with Antonov Company in Kiev, Ukraine, and agreed to issue an additional 1 million shares if they meet designated performance criteria.  The issuance was exempt from registration as a transaction by an issuer not involving any public offering.

On August 20, 2010, we instructed our transfer agent to issue 5 million shares and agreed to issue an additional 10 million shares to Omnicom Holdings pursuant to a stipulated settlement in an action filed by Omnicom for a $1.5 million commission claimed due in connection with our agreement with Anotonov.  The issuance was exempt from registration pursuant to Section 3(a)(10) of the Securities Act as an issuance approved by a court after a hearing upon the fairness of its terms and conditions.

Item 3.     Defaults Upon Senior Securities

None.

Item 5.     Other Information

Entry into a Material Definitive Agreement

On August 18, 2010, we entered into a Strategic Cooperation Agreement with AVIC International Holding Corporation.  We have also entered into a Confidentiality and Non-Circumvention Agreement.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Effective August 23, 2010, Michael Cabral was appointed our President and Rosa Rios was appointed our Controller and Principal Financial and Accounting Officer.

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

U.S. Aerospace, Inc.

August 23, 2010	By:		/s/ Michael C. Cabral
Name: Micahel C. Cabral
Title: President (Principal Executive Officer)

	By:	/s/	Rosa Rios
Name: Rosa Rios
Title: Controller (Principal Financial and
Accounting Officer)