Form 10-Q/A
period 2010-06-30
U.S. Aerospace, Inc.
filed 2010-09-13
CIK 318716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

As of September 10, 2010, the Company had 32,227,640 shares of common stock, $0.10 par value, issued and outstanding.

U.S. AEROSPACE, INC.

INDEX

Explanatory Note

We are amending and restating in its entirety our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, originally filed with the Securities and Exchange Commission on August 23, 2010.  We are restating our unaudited consolidated financial statements, accompanying notes, and management’s discussion and analysis in their entirety.

Forward-Looking Statements

This Amended Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. For example, statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, available cash, research results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this report.

Part I - Financial Information

ITEM 1.  FINANCIAL STATEMENTS

U.S. AEROSPACE, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2010 and December 31, 2009
Unaudited

	June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$28,141	$157,633
Accounts receivable,	134,861	71,120
Loan receivable from employees	228	-
Inventories	262,462	284,339
Costs and estimated earnings in excess of billings on uncompleted contracts	24,066	5,725
Deferred financing costs, current portion	36,532	150,251
Prepaid expenses and other current assets	239,196	7,738

Total current assets	725,486	676,806

Property and equipment, net	964,587	716,864
Goodwill	2,401,342	2,359,121
Other intangible assets, net	1,339,285	1,446,429
Deferred financing costs, long-term portion	83,550	92,338
Other assets	151,790	151,790

Total Assets	$5,666,040	$5,443,348

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$20,832	$7,515
Accounts payable and accrued liabilities	5,945,511	3,856,316
Derivative liability	-	48,378
Dividends payable	217,900	204,600
Billings in excess of costs and estimated earnings on uncompleted contracts	-	149,849
Capital lease obligations	918,881	752,957
Loan payable and accrued interest, net of discount of $0 at June 30, 2010 and $10,003 at December 31, 2009	-	145,563
Notes payable and accrued interest	-	115,544
Notes payable to related parties and accrued interest	599,394	545,356
Convertible notes payable and accrued interest , net of discounts of $313,814 at June 30, 2010 and $1,350,164 at December 31, 2009	6,275,243	4,341,613

Total Liabilities	13,977,761	10,167,691

Commitments and Contingencies

Stockholders' Deficit
Cumulative, convertible, Series B preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued and outstanding (liquidation preference of $25 per share)	-	-
Cumulative, convertible, Series C preferred stock, $1 par value, 75,000 shares authorized, 26,880 shares issued and outstanding (liquidation preference of $672,000 at June 30, 2010 and December 31, 2009)	26,880	26,880
Cumulative, convertible, Series D preferred stock, $25 par value, 75,000 shares authorized, 11,640 shares issued and outstanding (liquidation preference of $508,900 at June 30, 2010 and $495,600 at December 31, 2009)	291,000	291,000
Common stock, $0.10 par value, 250,000,000 shares authorized; 24,977,640 shares issued and outstanding at June 30, 2010 and 22,430,211 at December 31, 2009	2,497,765	2,243,022
Deferred equity compensation		(29,169)
Notes receivable from stockholders	(584,691)	(584,691)
Additional paid-in capital	21,474,070	20,167,283
Accumulated deficit	(32,016,745)	(26,838,668)

Total Stockholders' Deficit	(8,311,721)	(4,724,343)

Total Liabilities and Stockholders' Deficit	$5,669,040	$5,443,348

See accompanying notes to the condensed consolidated financial statements.

U.S. AEROSPACE, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2010 and 2009
Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	$694,315	$1,359,630	$1,252,005	$2,414,332

Cost of sales	592,864	1,193,730	1,285,512	2,012,623

Gross profit (loss)	101,451	165,900	(33,507)	401,709

Operating expenses:
Consulting and other compensation	1,858,290	77,158	2,056,638	139,773
Salaries and related	231,740	83,409	478,661	236,496
Selling, general and administrative	330,190	135,967	728,928	367,988

Total operating expenses	2,420,220	296,534	3,264,227	744,257

Operating loss	(2,318,769)	(130,634)	(3,297,734)	(342,548)

Other income (expenses), net:
Other income	109,153		109,153
Gain on write-off of accounts payable	10,175	-	15,507	5,681
Gain on disposal of assets	6,025	-	196,779	-
Gain (loss) on valuation of derivative liabilities	-	225,075	(11,253)	(1,575,903)
Interest expense	(1,204,023)	(952,461)	(2,177,229)	(1,620,856)

Total other expenses, net	(1,078,670)	(727,386)	(1,867,043)	(3,191,078)

Net loss	$(3,397,439)	$(858,020)	(5,164,777)	(3,533,626)

Preferred Stock Dividends	(13,300)	(41,275)	(13,300)	(41,275)
Net loss applicable to common stockholders	(3,410,739)	(899,295	(5,178,077)	(3,574,901
Basic and diluted net loss available to common stockholders per common share	$(0.14)	$(0.06)	(0.21)	(0.23)
Basic and diluted weighted average common shares outstanding	24,692,849	15,344,654	24,117,622	15,344,654

See accompanying notes to the condensed consolidated financial statements.

U.S. AEROSPACE, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
Unaudited

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	(5,164,777)	(3,533,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288,386	34,681
Gain on write-off of accounts payable	(15,507)	(5,681)
Gain on disposal of assets	(196,779)	-

Loss on settlement of loan payable	21,434	-
Amortization of deferred financing costs	122,507	233,712

Amortization of stock-based consulting fees	338,649	37,500

Amortization of debt discount	1,671,353	1,136,035
Estimated fair value of common stock and options issued for services	219,319	35,014
Loss on valuation of derivative liabilities	11,253	1,575,903

Changes in operating assets and liabilities:
Accounts receivable	(63,969)	225,881
Loan receivable from employees	(3,278)	-
Inventories	21,877	141,166
Costs and estimated earnings in excess of billings on uncompleted contracts	(18,341)	355,874
Prepaid expenses and other current assets	(3,958)	8,489
Accounts payable, accrued liabilities and accrued interest	2,541,279	281,520
Billings in excess of costs and estimated earnings on uncompleted contracts	(149,849)	(1,303,946)

Net cash used in operating activities	(377,218)	(777,481)

Cash flows from investing activities:

Contribution from partner	50,000

Net cash provided by investing activities :	50,000

Cash flows from financing activities:
Bank overdraft	13,317	29,224
Proceeds from issuance of convertible notes payable, net	350,000	730,000
Principal payments on notes payable to related parties	(2,600)	-
Proceeds from issuance of notes payable to related parties	44,138	-
Principal payments on notes payable and capital leases	(207,224)	(13,732)

Net cash provided by financing activities	197,631	745,592

Net (decrease) increase in cash	(129,492)	(31,889)

Cash at beginning of period	157,633	31,889

Cash at end of period	$28,141	$-

Supplemental schedule of cash flow information:
Interest paid	$27,087	$-

Supplemental disclosure of non-cash financing and investing activities:
Debt discount recorded on convertible notes payable	$625,000	$479,752

Conversion of convertible notes payable	$25,600	$-

Purchase of property and equipment through capital lease	$479,488	$-

Payment of accounts payable with proceeds from convertible notes payable	$125,000	$-

Repayment of loan payable with proceeds from convertible notes payable	$150,000	$-

Estimated fair value of warrants issued in connection with consulting service agreement	$420,000	$-

Reclassification of the estimated fair value of warrants from derivative liabilities to additional paid-in capital	$59,631	$-

Addition to goodwill for adjustment in net liabilities assumed in acquisition	$42,221	$-

Accrued cumulative dividends on preferred stock	$13,300	$41,275

Cash exercise of stock options	$73,600	$-

See accompanying notes to the condensed consolidated financial statements.

U.S. AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

U.S. Aerospace, Inc. (“U.S. Aerospace” or, collectively with its wholly-owned subsidiaries, the “Company”) was incorporated in Delaware on August 1, 1980.  Precision Aerostructures, Inc. (“PAI”), a California corporation, was acquired as a subsidiary on October 9, 2009 (see Note 3).  PAI supplies aircraft assemblies, structural components, and highly engineered, precision-machined details for commercial and military aircraft.

Effective August 27, 2010, the Company sold its unprofitable remanufacturing subsidiary, New Century Remanufacturing, Inc. (“NCR”), to the Company’s former directors, David Duquette and Josef Czikmantori, for $1 and an indemnity from all of NCR’s liabilities.  As such, the Company is no longer in the machine tool business, and is focused solely on aerospace and defense.

The Company is an emerging world-class supplier on projects for the U.S. Department of Defense, U.S. Air Force, prime defense contractors, aerospace companies, and commercial aircraft manufacturers.  The Company trades on the Over-the-Counter Bulletin Board under the symbol "USAE".

Principles of Consolidation

The condensed consolidated financial statements include the accounts of U.S. Aerospace and its wholly-owned subsidiaries, NCR and PAI.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Segments of an Enterprise and Related Information

The Company has adopted the authoritative guidance for disclosures about segments of an enterprise and related information. The guidance requires the Company to report information about segments of its business in annual financial statements and requires it to report selected segment information in its quarterly reports issued to stockholders.  The guidance also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company’s two reportable segments are managed separately based on fundamental differences in their operations.  At June 30, 2010, the Company operated in the following two reportable segments (see Note 10):

(a) Multiaxis structural aircraft components and
(b) CNC machine tool remanufacturing.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the Company's consolidated financial position as of June 30, 2010, and the consolidated results of operations and cash flows for the interim periods presented, have been made.  Such adjustments consist only of normal recurring adjustments.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results for the full year ending December 31, 2010. Amounts related to disclosure of December 31, 2009 balances within these interim condensed consolidated financial statements were derived from the audited 2009 consolidated financial statements and notes thereto.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of and for the six months ended June 30, 2010, the Company had substantial net loss, accumulated deficit, working capital deficit, had events of default on its CAMOFI and CAMHZN debt (see Note 5), and was in default on several payables (see Note 6). These factors raised substantial doubt about the Company's ability to continue as a going concern. The Company intends to fund its capital expenditures, working capital and other cash requirements through ongoing operations.  Any significant decrease in sales or increase in expenses may require the Company to curb operations or contemplated plans for continued growth, or to seek additional funds in the form of debt or equity financing which the Company believes are available to it.  The successful outcome of future activities cannot be assured.  In response to these issues, the Company has taken the following actions since new Directors joined in April 2010:

•	Reorganized the Company under a new board of directors comprised of experts in the field of government contracting, financial, accounting, and legal
•
Adopted improved corporate governance procedures to further ensure timely and accurate disclosure to stockholders and formed various committees such as, Nominating & Governance Committee, Audit Committee, and Compensation Committee

•	Adopted a Code of Ethics, applicable to all Company officers, directors and employees, including senior financial officers
•	Restructured and renegotiated the Company’s existing debts, including a one-year extension of the senior secured debt
•	Decreased cost of operations with the divesture non-performing subsidiary NCR, and received full indemnity on all liabilities and other issues (See Note 10)
•	Increased PAI’s production with existing contracts
•
Retained the assistance of outside independent financial advisors to identify and secure financial support for the Company’s business plan that focuses and defines what directions of growth should be targeted within the aerospace & defense industry, both domestically and internationally

•	Expanded the Company’s international relationships with established companies in China and Ukraine, which have resulted in:
▪	a.) submitting a bid for the KC-X Tanker Modernization Program in partnership with Antonov
▪	b.) enhanced our component manufacturing and pricing capabilities through our partnership with AVIC International Holding Corporation
•	Changed the name of the Company to U.S. Aerospace, Inc., to reflect the new branding and business focus of the Company
•
Launched a new interactive website at www.USAerospace.com where shareholders, partners and customers can be updated on Company developments through a host of social media platforms linked throughout the website.

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

 Inventories

All of the inventories are at NCR and the inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. Inventories represent cost of work in process on units not yet under contract. Cost includes all direct material and labor, machinery, subcontractors and allocations of indirect overhead. At each balance sheet date, NCR evaluates its ending inventories for excess quantities and obsolescence. Among other factors, NCR considers historical demand and forecasted demand in relation to the inventory on hand and market conditions when determining obsolescence and net realizable value. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories. As of June 30, 2010, inventories consist of $159,624 of work-in-process and $102,838 of finished goods.

Revenue Recognition

The Company's revenues consist primarily of contracts with customers. NCR uses the percentage-of-completion method of accounting to account for long-term contracts pursuant to U.S. accounting standards, and, therefore, takes into account the cost, estimated earnings and revenue to date on fixed-fee contracts not yet completed. The percentage-of-completion method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

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

For revenues from stock inventory, NCR follows U.S accounting standards, which outline the basic criteria that must be met to recognize revenue other than revenue on contracts, and provides guidance for presentation of this revenue and for disclosure related to these revenue recognition policies in financial statements filed with the SEC. NCR recognizes revenue from stock inventory when persuasive evidence of an arrangement exists, title transfer has occurred, or services have been performed, the price is fixed or readily determinable and collectability is probable.

The Company accounts for shipping and handling fees and costs in accordance with U.S. accounting standards. Shipping and handling fees and costs incurred by the Company are immaterial to the operations of the Company and are included in cost of sales.

In accordance with U.S. accounting standards, revenue is recorded net of an estimate for markdowns and price concessions. Such reserve is based on management's evaluation of historical experience, current industry trends and estimated costs. As of June 30, 2010, NCR estimated the markdowns and price concessions and concluded amounts are immaterial and did not record any adjustment to revenues.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, deferred tax asset valuation allowances, realization of inventories, collectability of receivables, recoverability of long-lived assets, accrued warranty costs, payroll and income tax penalties, the valuation of conversion options, stock options and warrants and the estimation of costs for long-term construction contracts. Actual results could differ from those estimates.

Warranty

NCR provides a warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. At June 30, 2010 and December 31, 2009, the warranty obligation balance was approximately $136,000 and $137,000, respectively. Amounts charged to warranty expense in the accompanying condensed consolidated statements of operations was approximately $1,000 and $4,000 for the three and six months ended June 30, 2010 and $0 for the three and six months ended June 30, 2009, respectively.

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

The Company sells products to customers throughout the U.S. The Company’s ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company. Although the Company does not obtain collateral with which to secure its accounts receivable, management periodically reviews accounts receivable and assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure could, at times, be material to the condensed consolidated financial statements.

The Company maintains an allowance for doubtful accounts for balances that appear to have specific collection issues. The collection process is based on the age of the invoice and requires attempted contacts with the customer at specified intervals. If, after a specified number of days, the Company has been unsuccessful in its collection efforts, a bad debt allowance is recorded for the balance in question. Delinquent accounts receivable are charged against the allowance for doubtful accounts once uncollectability has been determined. The factors considered in reaching this determination are the apparent financial condition of the customer and the Company’s success in contacting and negotiating with the customer. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of ability to make payments, additional allowances may be required.

Management reviews the collectability of receivables periodically and believes that the allowance for doubtful accounts for the three and six months ended June 30, 2010 and the year ended December 31, 2009 is adequate. There was no allowance for doubtful accounts at June 30, 2010 and December 31, 2009.

During the three and six months ended June 30, 2010, sales to one customer approximated 44% and 56% of net revenues. Further, there was one customer that accounted for approximately 85% of accounts receivable at June 30, 2010.

During the three and six months ended June 30, 2009, sales to four customers accounted for approximately 96% and 72% of net revenues.

Basic and Diluted Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for each respective year.

Common stock equivalents, representing convertible Preferred Stock, convertible debt, options and warrants totaling approximately 156,116,000 and 74,320,847 for June 30, 2010 and 2009, respectively, are not included in the computation of diluted loss per share as they would be anti-dilutive.

Stock Based Compensation

The Company uses the fair value method of accounting for employee stock compensation cost. Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.  For the three and six months ended June 30, 2010, $79,590 of  employee  and director share-based compensation expense was recognized in the accompanying condensed consolidated statements of operations.  For the three and six months ended June 30, 2009, $35,014 of employee share-based compensation expense was recognized in the accompanying condensed consolidated statements of operations.

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

There were no plan options granted, and 1,200,000 options were exercised or expired during the three and six months ended June 30, 2010.   There were 2,100,000 shares available for grant at June 30, 2010.

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

Non-Plan Options

On April 7, 2010, the Company issued 10,000,000 stock options that were not under the 2000 Stock Option Plan. These options were issued to newly hired non-employee directors and to a marketing consultant. The options have an exercise price of $0.13 per share and a term of five years, with a weighted average remaining life of 4.77 years,  One half of the options vest at the end of the first year and one half of the options vest at the end of the second year. The fair value of the options at grant date was approximately $1,273,000 which is being amortized into compensation expense over the vesting period. At June 30, 2010, $116,980 was expensed.

A Black-Scholes model was used to calculate the fair value with the following parameters: stock price of $0.13 per share, exercise price of $0.13 per share, risk free rate of 3.52%, stock volatility of 204.39% and no dividend.

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

During the six months ended June 30, 2010 and 2009, the Company recognized other expense of $11,253 and $1,575,903, respectively, related to recording derivative liabilities at fair value.  At June 30, 2010 and December 31, 2009, the derivative liability balance was $0 and $48,378, respectively.

Beneficial conversion feature and warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the period ended June 30, 2010: dividend yield of 0%; volatility of 204% and a risk free interest rate of 0.13% for the beneficial conversion feature and 3.77% for the warrants.

The following table summarizes the activity related to the derivative liability during the period ended June 30, 2010 at which time the liability is 0:

Derivative liability – December 31, 2009	$48,378
Derivative liability reduced for reclassification of warrants to equity	(59,631)
Change in fair value of derivative liability	11,253
Total derivative liability – June 30, 2010	$0

Accounting for Debt Issued with Detachable Stock Purchase Warrants and Beneficial Conversion Features

The Company accounts for debt issued with stock purchase warrants by allocating the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security without the warrants and the warrants themselves, if the warrants are equity instruments. The relative fair value of the warrants are recorded as a debt discount and amortized to expense over the life of the related debt using the effective interest method which approximates the straight-line amortization method. At each balance sheet date, the Company makes a determination if these warrant instruments should be classified as liabilities or equity, and reclassifies them if the circumstances dictate.

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

2. CONTRACTS IN PROGRESS

Contracts in progress at NCR, which has been subsequently sold (see Note 10) which include completed contracts not completely billed approximate the following as of June 30, 2010 and December 31, 2009:

	(Unaudited) June 30, 2010	December 31, 2009
Cumulative costs to date	$26,000	$3,166,000
Cumulative gross profit to date	24,000	2,611,000

Cumulative revenue earned	49,000	5,777,000
Less progress billings to date	(25,000)	(5,921,000)

Net under (over) billings	$24,000	$(144,000)

The following approximate amounts are included in the accompanying condensed consolidated balance sheets under these captions:

	(Unaudited) June 30, 2010	December 31, 2009
Costs and estimated earnings in excess of billings on uncompleted contracts	$24,000	$6,000

Billings in excess of costs and estimated earnings on uncompleted contracts	-	(150,000)

Net under (over) billings	$24,000	$(144,000)

3. ACQUISITION OF PRECISION AEROSTRUCTURES, INC.

On October 9, 2009, the Company entered into a Share Exchange Agreement with PAI and Michael Cabral pursuant to which Cabral, as the sole shareholder of PAI, agreed to transfer to the Company, and the Company agreed to acquire from Cabral, all of the capital stock of PAI (the “PAI Shares”) in exchange for 5,000,000 shares of the Company’s common stock (the “NCCI shares”) with an acquisition-date fair value of $900,000 and the delivery of a promissory note of the Company (the “Note”) in the principal amount of $500,000 payable from the proceeds of any equity financing with gross proceeds of at least $2,000,000 provided that the investors in such financing permit the proceeds thereof  to be used for such purpose (see Note 8).

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

The terms of the purchase were the result of arms-length negotiations.  There was no material relationship between the Company, on the one hand, and PAI or Cabral, on the other hand.  Cabral is currently our President and a member of our Board of Directors

The pro forma combined historical results, as if PAI had been acquired as of January 1, 2009, are estimated as follows (unaudited):
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Net revenues	$1,663,019	$2,851,116
Net loss	$(999,071)	$(3,980,142)
Weighted average common share outstanding:
Basic and diluted	20,344,654	20,344,654
Loss per share:
Basic and diluted	$(0.05)	$(0.20)

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

The changes in the carrying amount of goodwill for the period ended June 30, 2010 are as follows:

Balance, December 31, 2009	$2,359,121
Addition of goodwill for adjustment to net liabilities assumed in acquisition	42,221
Balance, June 30, 2010	$2,401,342

The Company recorded a purchase price adjustment to goodwill of $42,221 related to the balance of capital lease obligations assumed upon acquisition in the six months ended June 30, 2010.

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

Amortization of other intangible assets was $53,572 and $107,144 for the three and six months ended June 30, 2010. There was no amortization for the three and six months ended June 30, 2009.  During the six months ended June 30, 2010 the Company did not acquire or dispose of any intangible assets.

 Other intangible assets consist of the following as of December 31, 2009:

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	Seven	$1,500,000	$(53,571)	$1,446,429

5. NOTES PAYABLE

CAMOFI AND CAMHZN 12% AND 15% Senior Secured Convertible Debt

The Company entered into various convertible debt financings with CAMOFI Master LDC (“CAMOFI”) and CAMHZN Master LDC (“CAMZHN”) prior to January 1, 2009 under the Amended 12% CAMOFI Convertible Note (“Amended 12% CAMOFI Note) and 15% CAMHZN Convertible Note (“15% CAMHZN Note”) (collectively, the “Notes”), which mature in July 2011, as amended.  As of December 31, 2008, the amounts due under the Notes to CAMOFI and CAMHZN were $2,834,281 and $750,000, respectively.  In connection with the Notes, the Company issued warrants and stock to CAMOFI and warrants to CAMHZN.  The debt discounts as of December 31, 2008 related to the Notes, which includes amounts for the conversion options, warrants and stock, to CAMOFI and CAMHZN were $2,089,443 and $350,090, respectively.  The debt discounts as of December 31, 2009 related to the amounts borrowed prior to 2009 from CAMOFI and CAMHZN were $753,619 and $127,128, respectively.  The debt discounts as of June 30, 2010 related to the amounts borrowed prior to 2009 from CAMOFI and CAMHZN were $87,169 and $13,424, respectively.

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

2009

During 2009, the Company borrowed $1,199,600 from CAMOFI and $298,400 from CAMHZN under the Notes, which mature in July 2011, as amended.  The debt discounts, which includes amounts for the conversion options, as of December 31, 2009 related to the 2009 borrowings from CAMOFI and CAMHZN were $375,535 and $93,882, respectively.  The debt discounts as of June 30, 2010 related to the 2009 borrowings from CAMOFI and CAMHZN were $36,513and $9,126, respectively. In connection with extending the maturity date of the Notes in August 2009, the Company issued 800,000 and 200,000 warrants to CAMOFI and CAMHZN, respectively.  The fair value of the warrants on the date of issuance was $80,000 and was recorded as interest expense.

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

2010

During the first half of 2010, the Company borrowed $500,000 from CAMOFI and $125,000 from CAMHZN under the Notes and recorded debt discounts related to the conversion options and warrants issued for the same amounts as borrowed.  The Company received proceeds of $350,000, net of amounts paid directly to a lender and to vendors by the note holder.   The Notes are due in July 2011, as amended, and bear interest at 15% per annum.  The debt discounts as of June 30, 2010 related to these borrowings from CAMOFI and CAMHZN were $134,066 and $33,516, respectively.

In January 2010, the Company issued 640,000 shares of common stock to CAMOFI and CAMHZN for conversion of $20,480 and $5,120, respectively, of principal on the Notes (See Note 7).

At June 30, 2010, the Company incurred events of default on the Notes, which subsequently have been cured or waived.  The last monthly contractual payment on the CAMOFI note was made in October 2008 and no payments have been made on the CAMHZN Note which were scheduled to begin on September 1, 2008.  As a result, these are events of default under the terms of the agreement. Under the terms of the agreement, if any event of default occurs, the full principal amount of the note, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become, at the note holder’s election, immediately due and payable in cash. The note holders have yet to elect to exercise the default provisions. As of June 30, 2010 and December 31, 2009, the principal balances and the debt discounts are presented in the Convertible Notes Table, below.

	(Unaudited) June 30, 2010		December 31, 2009
CONV NOTES	CAMOFI	CAMHZN	CAMOFI	CAMHZN
Principal	$4,513,401	$1,168,280	$4,033,881	$1,048,400
Discount – warrants	(35,085)	(12134)	(38,814)	(16,160)
Discount – conversion options	(210,435)	(52,820)	(1,068,542)	(204,850)
Discount – stock issued with notes	(12,228)	-	(21,798	-
Notes presented net of debt discounts	$4,255,653	$1,112,214	$2,904,727	$827,390

As of June 30, 2010 and December 31, 2009, the Company has recorded $907,376 and $609,496, respectively, in accrued interest on the Notes.

During the three and six months ended June 30, 2010, the Company amortized debt discounts of approximately $973,000 and $1,671,000, respectively, to interest expense related to the Notes. During the three and six months ended June 30, 2009, the Company amortized debt discounts of approximately $751,000 and $776,000, respectively, to interest expense related to the Notes.

Micro Pipe Note Payable

On November 12, 2009, the Company entered into an agreement with Micro Pipe Fund I, LLC for the receipt of a Secured Loan of $150,000 (the “Micro Pipe Loan”).  The loan accrued interest at a rate of 2% per month and matured on January 5, 2010.  In connection with the Micro Pipe Loan, the Company granted 500,000 immediately vested five year warrants with a term of five years and an exercise price of $0.20 (“Micro Pipe Warrants”), which were cancelled effective January 31, 2010.

Before being cancelled, the Micro Pipe Warrants had an exercise feature that was the same as the anti-dilution provision in the CAMOFI Warrants (See Note 5). Consequently, the warrants were also treated as a derivative liability.  The Company recorded at issuance a $108,101 derivative liability for the Micro Pipe warrants.  As discussed in Note 1, the anti-dilution provision of the warrants was cancelled effective January 31, 2010.  As a result of the cancellation of the anti-dilution provision, the fair value of the warrant on such date ($59,631) was reclassified from derivative liability to additional paid-in capital.  As of June 30, 2010 and December 31, 2009, the fair value of the warrant derivative was determined to be $0 and $48,378, respectively.  For the six months ended June 30, 2010, the Company recorded a change in fair value of the warrant derivative liability that resulted in a loss of $11,253, which is included in gain or loss on valuation of derivative liabilities in the accompanying condensed consolidated statements of operations.

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

In May 2010, the Company repaid the Micro Pipe loan with proceeds from the Convertible Notes issued to CAMOFI and to CAMZHN.  In addition, the Company issued 250,000 shares of its common stock, valued at $45,000 (based on the closing market price on the effective date) in settlement of accrued interest and cancellation of warrants.

6. EQUITY TRANSACTIONS

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

On April 5, 2010, David Duquette and Josef Czikmantori, who were then the sole members of the board of directors of the Company, submitted to the Company’s transfer agent notice of exercise of options to purchase shares of common stock on a cashless basis.  They were issued an aggregate of 736,000 shares of the Company’s common stock at an exercise price of $0, based on the purported cashless exercise of 800,000 options.

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

There were 10,000,000 options granted, 800,000 options exercised and 400,000 forfeited during the six months ended June 30, 2010. There were no options granted, exercised or cancelled during the six months ended June 30, 2009.  The 10,000,000 options granted during the six months ended June 30, 2010 were outside the Plan.

WARRANTS

From time to time, the Company issues warrants to employees and to third parties pursuant to various agreements, which are not approved by the stockholders.

On January 19, 2010, in connection with a 12-month strategic advisory consulting services agreement, the Company issued an immediately vested warrant to purchase 3,000,000 shares of the Company’s common stock.  The warrant is for a term of seven years, and has an exercise price of $0.000001 per share. The estimated fair value of the warrants of $420,000 was capitalized as a deferred charge on the date of grant and will be amortized to operating expense ratably over the term of the consulting agreement.  During the six months ended June 30, 2010, the Company amortized $192,500 which is included in consulting and other compensation in the accompanying condensed consolidated statements of operations.

During the quarter ended March 31, 2010, the Company issued CAMOFI and CAMHZN warrants to purchase a total of 976,000 and 244,000 shares, respectively, of the Company’s common stock. The warrants were issued on various dates, are immediately vested, have a term of seven years and an exercise price of $0.000001.  The relative fair values of the warrants totaling $132,738 were recorded as a debt discount upon issuance (see Note 5).

In April and May of 2010, the Company issued CAMOFI and CAMHZN warrants to purchase a total of 275,000 and 260,000 shares, respectively, of the Company’s common stock. The warrants were issued on various dates, are immediately vested, have a term of seven years and an exercise price of $0.000001.  The relative fair values of the warrants totaling approximately $17,600 were recorded as a debt discount upon issuance (see Note 5).

The following represents a summary of all warrant activity for the six months ended June 30, 2010:

	Outstanding Warrants
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
Outstanding at January 1, 2010	12,497,538	$0.12	$-
Grants (2)	4,754,545	$0.000001	$-
Exercise	-	$-	$-
Cancelled	(500,000)	$0.20	$-
Outstanding at June 30, 2010 (3)	16,752,083	$0.09	$477,767
Exercisable at June 30, 2010 (3)	13,752,053	$0.08	$477,767
(1)
Represents the approximate added value as difference between the exercise price and the closing market price of the Company's common stock at the end of the reporting period (as of June 30, 2010, the market price of the Company's common stock was $0.06).

(2)	All of the warrants issued are exercisable at June 30, 2010.
(3)
The warrants outstanding and exercisable at June 30, 2010 have a weighted-average contractual remaining life of 4.14 years and 5.31 years, respectively. The 3,000,000 warrants not exercisable at June 30, 2010 were issued in connection with the acquisition of PAI in 2009.  See Note 3 for a description of the vesting terms of the warrant.

 7. RELATED PARTY TRANSACTIONS

At June 30, 2010 and December 31, 2009, the Company had loans to two stockholders approximating $585,000, including accrued interest. These loans were originated in 1999 and no additional amounts have been loaned to the stockholders. The loans accrued interest at 5% and are due on demand. The Company has included the notes receivable from stockholders in stockholders’ deficit as such amounts have not been repaid during 2010 or 2009.  The Company did not accrue any interest for the six months ended June 30, 2010 as it was determined that future interest amounts would be uncollectible.

At June 30, 2010 and December 31, 2009, the Company has loans from various employees totaling $80,644 and $39,106, respectively, which are included in notes payable to related parties in the condensed consolidated balance sheet. The loans are non-interest bearing and are due on demand.

In connection with the acquisition of PAI (see Note 3), the Company issued a promissory note to Cabral in the amount of $500,000. Interest on the note accrues at 5% per annum and all principal and interest is due only on and paid from the proceeds of any equity financing of the Company with gross proceeds of at $2,000,000 provided that the investors in such financing permit the proceeds thereof to be used for such purpose.  During the three and six months ended June 30, 2010, $6,251 and $12,500 of interest expense was recorded in the accompanying condensed consolidated statements of operations.  At June 30, 2010 and December 31, 2009, the Company has accrued $18,750 and $6,250 in interest, respectively.

8. COMMITMENTS AND CONTINGENCIES

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

Capital Lease

During the six months ended June 30, 2010, the PAI purchased property and equipment under a capital lease totaling $479,488.  The terms of the lease are monthly principal payments of $25,000 and interest payments of 6% per annum on the remaining principal balance beginning on February 5, 2010.  The payments are due every 30 days for up to 120 days.  At the end of the 120 days, PAI is required to pay the total remaining balance plus accrued interest.  PAI was also required to pay $35,000 upon signing the capital lease agreement.  In addition, the Company issued 100,000 shares to the lender (see Note 6) to settle past penalties and interest.  Subsequent to June 30, 2010, the Company renegotiated this obligation reducing the monthly obligation to $15,000 and extending the maturity beyond one year.

Legal

From time to time, the Company may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental to the normal operations of the business.

Delinquent Income Taxes

At June 30, 2010 and December 31, 2009, PAI has accrued approximately $352,000 related to penalties and interest in connection with delinquent income taxes related to PAI’s Federal and State income tax returns for the years ended December 31, 2007 and 2006. PAI has included the accrued amounts in accounts payable and accrued liabilities and the related expense in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.  The related returns were filed in April 2009.

Delinquent Payroll Taxes

At June 30, 2010 and December 31, 2009, PAI has accrued approximately $1,257,000 and $1,187,000, respectively, for payroll taxes incurred but not yet remitted for employee compensation and estimated penalties and interest. PAI has included the accrued amounts in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets and the related expense in salaries and related expenses in the accompanying condensed consolidated statements of operations.

Delinquent Sales Taxes

At June 30, 2010 and December 31, 2009, NCR has accrued approximately $132,000 and $127,000, respectively, for sales taxes not yet remitted and estimated penalties and interest in connection with the sales tax incurred but not yet remitted for the period October 1, 2007 to December 31, 2008 and January 1, 2008 to March 31, 2008.  NCR has included the accrued amounts in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets and the related expense in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.  NCR has yet to file a return for the aforementioned quarterly sales tax periods. NCR has subsequently been sold, and the Company has received an indemnity for these liabilities (see Note 10).

Tax Lien

On April 3, 2009, PAI received notice from the IRS of a federal tax lien filing for amounts totaling $71,713. The lien attaches to all property owned by PAI and any property acquired in the future by PAI.

On May 19, 2010, PAI received notice from the California Employment Development Department of a state tax lien filing for amounts totaling $43,177.  The lien attaches to all property owned by PAI and any property acquired in the future by PAI.

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

9. SEGMENT REPORTING

At June 30, 2010 the Company’s operations are classified into two principal reportable segments that provide different products or services. Subsequently, NCR, the CNC machine tool remanufacturing business has been sold (see Note 10). Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies. At June 30, 2010, the Company operated in the following two reportable segments:

(a)           CNC machine tool remanufacturing and
(b)           Multiaxis structural aircraft components.

The machine tool manufacturing business was subsequently sold.  The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Inter-segment sales are eliminated upon consolidation.

The following table summarizes segment asset and operating balances by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with GAAP:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net revenue from external customers:

CNC machine tool remanufacturing	317,758	1,359,630	$477,805	$2,414,332
Multiaxis structural aircraft components	376,557		774,200	-
Total net revenue from external customers:	694,315	1,359,630	1,252,005	2,414,332

Operating loss:

CNC machine tool remanufacturing	(2,149,504)	(130,634)	(2,962,210)	(342,548)
Multiaxis structural aircraft components	(169,265)		(335,524)	-
Total operating loss:	(2,318,769)	(130,634)	(3,297,734)	(342,548)

Depreciation and amortization from operations:

CNC machine tool remanufacturing	20,650	20,651	41,302	34,681
Multiaxis structural aircraft components	121,588		247,084	-
Total depreciation and amortization expense:	142,238	20,651	288,386	34,681

Interest expense:

CNC machine tool remanufacturing	1,190,518	(952,461)	2,128,476	1,620,856
Multiaxis structural aircraft components	13,505		48,753	-
Total interest expense:	1,204,023	(952,461)	2,177,229	1,620,856

Net loss:

CNC machine tool remanufacturing	(3,333,107)	(858,020)	(5,090,112)	(3,533,626)
Multiaxis structural aircraft components	(64,332)		(74,665)	-
Total loss from continuing operations:	(3,397,439)	(858,020)	(5,164,777)	(3,533,626)

Identifiable assets:

CNC machine tool remanufacturing			862,028
Multiaxis structural aircraft components			4,807,062
Total identifiable assets:			5,669,090

10. SUBSEQUENT EVENTS - Disposition of Subsidiary

Effective August 27, 2010, the Company sold its unprofitable remanufacturing subsidiary, New Century Remanufacturing, Inc. (“NCR”), to the Company’s former directors, David Duquette and Josef Czikmantori, for $1 and an indemnity from all of NCR’s liabilities.  As such, the Company is no longer in the machine tool business and is focused solely on aerospace and defense.

The Company expects to record a gain of approximately $610,000 based on the sale of the net liabilities of NCR.

The operations associated with NCR and the gain on sale will be classified as income (loss) from discontinued operations subsequent to the date of sale.  Prior to reclassification, the operations associated with this transaction were classified into the Company’s “CNC machine tool remanufacturing” segment.

Summarized balance sheet information for NCR as of August 16, 2010 is set forth below:

11.  SUBSEQUENT EVENTS - Other

Strategic Cooperation Agreements

On July 1, 2010, the Company entered into a Strategic Cooperation Agreement with Antonov Company.  Established in 1946, Antonov is a state-owned commercial company, with design, engineering, construction, manufacturing, maintenance, hangar and servicing facilities in Kiev, Ukraine, where it also operates Antonov Airlines and Antonov Airport.  Antonov is responsible for the design and manufacturing of dozens of different types of aircraft, including the world’s first and second largest aircraft, the AN-225 Mriya and AN-124 Condor strategic airlifters, and the AN-148 and AN-158 commercial airliners. The legendary Antonov Design Bureau is renowned for its expertise in the design and construction of large military transport aircraft.  Our partnership with Antonov has resulted in U.S. Aerospace, Inc:

•	Participation in the KC-X Tanker Modernization Program for the U.S. Air Force competing with Boeing and EADS;
•	Bidding for projects to the U.S. Department of Defense, U.S. Air Force, and licensed U.S. defense contractors; and
•	Sale of Antonov aircraft, products and services in the U.S.

Under the terms of the agreement, Antonov will be responsible for design, construction and manufacture of aircraft.  The Company will be responsible for coordinating the bidding process, negotiating and contracting with customers, and coordinating with defense sub-contractors for specialized systems.  Each party shall bear its own costs incurred through performance under the agreement, and it will terminate if no projects have been awarded within five years or upon mutual written agreement of the parties.

On August 18, 2010, the Company entered into a Strategic Cooperation Agreement with Supply Chain Management & Procurement of AVIC International Holding Corporation, a leading Chinese conglomerate with more than $7 billion in assets, 30,000 employees, and $5 billion in revenue.  Our partnership with AVIC provides for the collaboration in the manufacture, research and technology, importing and exporting of aircraft components and equipment.  Under the agreement, AVIC will supply all personnel, materials, facilities and other resources, including subcontractors, necessary to perform the work and the Company will remit payment based on agreed upon terms for the certain projects.  The Partnership with AVIC enhances our precision component manufacturing capabilities and advances our ability to perform and secure work the Company has previously turned away or did not pursue because it was not previously capable to fulfill.

The above discussion represents the factors influencing our business execution and long term focus to become a leading supplier of precision component parts and defense contracting firm within the aerospace industry by implementing and adopting the economic principals of globalization.  U.S. Aerospace, Inc. intends to leverage the design, manufacturing, and operations of its strategic partners to gain a competitive advantage necessary to meet the growing demands of government and commercial aerospace customers.   By aligning our core strengths with recognized aerospace leaders throughout the globe, the Company believes it will be in a superior position to be awarded future projects from the government and commercial sectors and anticipates achieving profitable growth in an increasingly competitive environment served primarily by Boeing, EADS, Lockheed Martin, Northrop Grumman, among others.

Merger

On July 1, 2010, the Company entered into an Agreement and Plan of Merger, pursuant to which it has agreed to issue to American Defense Investments, LLC and TUSA Acquisition Corporation an aggregate of 383,793 shares of Series E Convertible Preferred Stock, each of which is convertible into 500 shares of our common stock, and votes together with the common stock as a single class on an as-converted basis, to acquire their company and its relationships with Antonov and associated goodwill.  Additionally, the preferred stock has non-dilution protection for subsequent issuances of common stock, including any conversion of currently outstanding warrants and convertible debt.

Tanker Bid

On July 9, 2010, the Company submitted a response to the Request for Proposal from the U.S. Air Force for the KC-X Tanker Modernization Program. If the Company’s bid is successful, the aircraft components will be built by Antonov Company in Ukraine, with final assembly by us in the U.S. The U.S. Air Force claimed that the bid was untimely and failed to consider it.  On August 2, 2010, the Company submitted a bid protest to the General Accounting Office (“GAO”), which is expected to make a decision on the protest.  We have always anticipated that the RFP will be a long and complex process, and we do not intend to comment on interim developments as they occur. We remain confident that the AN-112KC aircraft meets all RFP requirements at the lowest price, and should be selected in a fair and open competition.

Convertible Note Issuance

Effective July 27, 2010, the Company obtained an aggregate of $500,000 in financing from Hutton International SPE, LLC and current lenders, CAMOFI Master LDC and CAMHZN Master LDC, pursuant to 15% Senior Secured Convertible Notes due July 31, 2011. The notes are convertible into shares of common stock at $0.13 per share, the closing sale price on July 27, 2010.

Extension of the Maturity of Existing Convertible Notes

On July 27, 2010, the Company also entered into an agreement with CAMOFI and CAMHZN to extend the term of their existing notes to July 31, 2011.

Issuance of Common Stock

On August 20, 2010, we instructed the transfer agent to issue 5 million shares and agreed to issue an additional 10 million shares to Omnicom Holdings pursuant to a stipulated settlement in an action filed by Omnicom for a $1.5 million commission claimed due in connection with the Company’s agreement with Antonov. Based upon the likelihood of such amount being due to the consultant and the nature of its services being substantially complete at June 30, 2010, the Company recorded $1,500,000 as selling, general and administrative expenses and accrued such amount at June 30, 2010.

On August 20, 2010 the Company issued 1 million shares of common stock to two consultants who coordinate the Company’s efforts with Antonov Company in Kiev, Ukraine, and agreed to issue an additional 1 million shares if they meet designated performance criteria.

Change in Auditors

On August 25, 2010, the client-auditor relationship between us and KMJ Corbin & Company LLP ceased. On August 31, 2010, Rose, Snyder & Jacobs, a Corporation of Certified Public Accountants, was engaged as our principal independent registered public accountant to audit our financial statements for the fiscal year ended December 31, 2010. The change in our auditors was approved by the Audit Committee of our Board of Directors.

The audit report of KMJ Corbin on our financial statements, as of and for the fiscal year ended December 31, 2009 did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that it contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern due to our operating loss, accumulated deficit, working capital deficit and events of default on our secured debt at that time.

During the fiscal year ended December 31, 2009, and the interim period through August 25, 2010, (1) we had no disagreements with KMJ Corbin on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KMJ Corbin, would have caused KMJ Corbin to make reference to the subject matter of the disagreement in connection with its report; and (2) there have been no "reportable events" (as defined in Regulation S-K Item 304(a)(1)(v)).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in this Report. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, and market and general policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Report are qualified in their entirety by this statement.

OVERVIEW

U.S. Aerospace, Inc. is engaged in the production of aircraft assemblies, structural components, and highly engineered, precision machined details on projects for major aircraft manufacturers, aerospace companies, and defense contractors.  The Company supplies structural aircraft parts for military aircraft such as the P-3 Orion, and wide-body commercial airliners such as the Boeing 747.

We are an emerging world class supplier of complex structural airframe machined components and assemblies for commercial and military aircraft builders in the United States and around the world.  We specialize in engineering, and manufacturing of precision computerized numerical control (“CNC”) machined multiaxis structural aircraft components, with tolerances of up to +/-.0001” on ferrous and non-ferrous metals.

Our capabilities include high speed three, four and five axis precision CNC machining of titanium, aluminum, stainless steel, and nickel-chromium-based superalloys.  Our aircraft component products include wing ribs, stringers, spars, longerons, bulkheads, frames, engine mounts, chords, and fittings.  In addition, we design and fabricate tools and fixtures.

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

HIGHLIGHTS

Since new directors joined our Board of Directors in April 2010, we have instituted a new business plan to increase our growth in the aerospace and defense business.  We have sought and entered into Strategic Cooperation Agreements with leading aircraft manufacturers to jointly bid on aerospace and defense projects.  In addition, we have instituted new corporate governance procedures, divested our non-profitable non-aerospace businesses, restructured existing debt and brought it current, reached arrangements with creditors to resolve prior payment issues, and obtained additional financing.  These events along with other corporate issues have resulted in the following:

•	Reorganized the Company under a new board of directors comprised of experts in the field of government contracting, financial, accounting, and legal.
•
Adopted improved corporate governance procedures to further ensure timely and accurate disclosure to stockholders and formed various committees such as, Nominating & Governance Committee, Audit Committee, and Compensation Committee

•	The Board of Directors adopted a Code of Ethics, applicable to all Company officers, directors and employees, including senior financial officers
•	Decreased our cost of operations with the divesture our non-performing division NCR, and received full indemnity on all liabilities and other issues
•	Increased Precision Aerostructures’ production with existing contracts,
•
Retained the assistance of outside independent financial advisors to identify and secure financial support for our business plan that focuses and defines what directions of growth should be targeted within the Aerospace & Defense industry, both domestically and internationally.

•	Expanded our international relationships with established companies in China and Ukraine, which have resulted in:
▪	a.) submitting a bid for the KC-X Tanker Modernization Program in partnership with Antonov,
▪	b.) enhanced our component manufacturing and pricing capabilities through our partnership with AVIC International Holding Corporation.
•	Changed our name to U.S. Aerospace, Inc. to reflect our new branding and business focus
•	Launched a new interactive website at www.usaerospace.com where shareholders can be updated on Company developments through a host of social media platforms linked throughout the website.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO JUNE 30, 2009.

Net Revenues.  We generated net revenues of $694,315 and $1,252,005 for the three and six months ended June 30, 2010 versus $1,359,630 and $2,414,332 for the same periods of 2009, which was a $665,315 or 49% decrease in the three months and a $1,162,327 or 48% decrease in the six months.  The decrease is the result of lower sales due to the recession and a tighter credit market.

Gross (Loss) Profit.  Gross (loss) profit for the three and six months ended June 30, 2010, was $101,451 and $(33,507) versus a gross profit of $165,900 and $401,709 for the three and six months ended June 30, 2009.  This is a decline of $64,449 or 39% and $435,216 or 108% over the comparable periods. The decrease in gross profit is due to certain continuing fixed overhead expenses necessary to maintain the level of operations, which is not recovered because of the lower revenues.

Operating Loss.  Operating loss for the three and six months ended June 30, 2010, was $2,318,769 and $3,297,734 compared to $130,634 and $342,548 for the three and six months ended June 30, 2009. The increase in loss of $2,188,135 and $2,955,186, respectively, is primarily due to an accrual of $1,500,000 for consulting services and an increase in operating expenses largely due to the acquisition of PAI and secondarily to the decreased revenues over the comparable periods.

Interest Expense and Debt Discount Amortization.  Interest expense for the three and six months ended June 30, 2010, was $1,204,023 and $2,177,229 as compared with $952,461 and $1,620,856 for the three and six months ended June 30, 2009. The increase of 26% and 34% respectively,  in interest expenses is due to additional interest and discount amortization on ten new convertible notes for the six months ended June 30, 2010 and eighteen convertible notes and one note payable issued after the period ended June 30, 2009 (See Notes 5 and 6).

Operating Expenses. The Company incurred total operating expenses of $2,420,220 and $3,264,227 for the three and six months ended June 30, 2010 versus $296,534 and $744,257 for the three and six months ended June 30, 2009, which was a $2,123,686 and a $2,519,970 increase, respectively. In the three and six months ended June 30, 2010, compared with the three and six months ended June 30, 2009, all the operating expenses increased as follow:

	Three Months Ended June 30, 2010 Increase %	Six Months Ended June 30, 2010 Increase %
Consulting and other compensation	2.308	1,371
Salaries and related	178	102
Selling, general and administrative	143	98

The increase in consulting and other compensation is due primarily to amortization of 3,000,000 warrants issued to a consultant and 5,000,000 options issued for marketing consulting during the six months ended June 30, 2010. All operating expenses increased due to additional costs related to the operations of Precision Aerostructures, Inc. which was acquired in October 2009.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

As of August 23, 2010, we had $311,458 in cash on hand, and were operating at or about break even or positive on a cash flow basis. We have reached payment arrangements with substantially all of our critical vendors to resolve previously past due accounts.

The net decrease in cash during the six months ended June 30, 2010 was $129,492. The cash used in operating activities was $377,218. This was due mainly to a net loss of $5,164,777 offset by non-cash expenses of $1,671,353 related to amortization of debt discount, $219,319 in stock issued for services and $288,386 of depreciation and amortization. Other operating activities that used cash were mainly an increase in accounts receivable of $63,967 and a decrease in billings in excess of costs of $149,849. These were offset by an increase of accounts payable and accrued liabilities and interest of $2,541,279.

 Cash was provided from investing activities of $50,000 from a contribution of a partner related to the return of a deposit on equipment that was not purchased.

Cash provided by financing activities was $197,631 mainly from the issuance of convertible notes with net proceeds of $350,000 offset by principal payments on notes and capital leases of $207,224.

The net decrease in cash during the six months ended June 30, 2009 was $31,889.

For the six months ended June 30, 2009, the cash provided by financing activities was $745,592. For the six months ended June 30, 2009, $777,481 cash was used by operating activities.

INFLATION AND CHANGING PRICES

We do not foresee any adverse effects on its earnings as a result of inflation or changing prices.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For the period ended June 30, 2010, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, who was also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of June 30, 2010 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.  Our Board of Directors has begun taking major steps to correct these deficiencies, as outlined below.

Corrections of Material Weaknesses

We have begun implementing comprehensive entity-level internal controls, which we had not done as of June 30, 2010, as evidenced by the following changes:

•
We have established an independent Audit Committee responsible for the oversight of the financial reporting process, and an Audit Committee Charter has been defined.  We previously did not have any independent members of the Board who could comprise this committee.

•
We have established a Whistle Blower program for  the receipt, retention, and treatment of complaints received by the issuer regarding accounting, internal accounting controls, or auditing matters; and the confidential, anonymous submission by employees of the issuer of concerns regarding questionable accounting or auditing matters to the Audit Committee and Board of Directors.

•	We have three individuals on our Board, who serve on the Audit Committee, who meet the “Financial Expert” criteria.

•
We maintain documentation evidencing quarterly and other meetings between the Board, Audit Committee, senior financial managers and our outside general counsel.  Such meetings include reviewing and approving quarterly and annual filings with the Securities and Exchange Commission and reviewing on-going activities to determine if there are any potential audit related issues which may warrant involvement and follow-up action by the Board or Audit Committee.

•	We are establishing a formal fraud assessment process to identify and design adequate internal controls to mitigate those risks not deemed to be acceptable.

•	We are conducting performance reviews and evaluations of our management and staff employees.

We have begun acquiring a sufficient complement of personnel with appropriate training and experience in GAAP, as evidenced by the following changes:

•
The Controller is still the only individual with technical accounting experience in our company and has limited in the exposure to SEC filings and disclosures, but now has assistance from the Audit Committee members and outside counsel.

We are consulting with other outside parties with accounting experience to assist us in the SEC filings and disclosures, including Audit Committee members and outside counsel.  We were previously unable to do this and as a result, our independent registered public accounting firm recorded numerous adjusting entries.

We have begun segregating the duties of different personnel within our accounting group, which we were previously unable to do due to an insufficient complement of staff and inadequate management oversight.

We have begun to design and implement internal controls as follows:

•	The controls identified in the process documentation were previously not designed effectively and had no evidence of operating effectiveness for testing purposes.

•	The controls identified in the previous process documentation did not cover all the risks for the specific process.

•	The controls identified in the previous process documentation did not cover all applicable assertions for the significant accounts.

Due to the prior material weaknesses identified at our entity level we did not test whether our financial activity level controls or our information technology general controls were operating sufficiently to identify a deficiency, or combination of deficiencies, that may result in a reasonable possibility that a material misstatement of the financial statements would not be prevented or detected on a timely basis.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As set forth above, there have been significant changes in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Inherent limitations exist in any system of internal control including the possibility of human error and the potential of overriding controls. Even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. The effectiveness of an internal control system may also be affected by changes in conditions.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On July 12, 2010, NCR’s landlord filed an unlawful detainer action against it in Los Angeles County Superior Court, Fan v. New Century Remanufacturing, Inc., et al., Case No. VC056735, to recover $391,000 in past due rent and possession of its facilities in Santa Fe Springs, California.  The case remains pending.  We have sold our interest in NCR and received an indemnity from its management.  Litigation can be expensive and unpredictable, and there can be no assurance regarding the outcome of any case.  However, we do not believe we should have any material liability in connection with this action.

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

Our responses to requests for proposals may be rejected or disqualified by the U.S. Air Force or Department of Defense.

A substantial portion of our new business focus depends on successfully submitting responses to requests for proposals from the U.S. Air Force and Department of Defense (“DoD”), which can be a difficult, costly and time consuming process.  Each time we submit a response, the Air Force or DoD may find that our proposal was not timely submitted, does not meet all mandatory RFP requirements, that we do not have qualified subcontractors and teaming partners, that we are not a capable and responsible contractor, that we have not obtained or processed the classified information that is needed to prepare a proposal, that we have not demonstrated that the company has the facility and personnel clearances that are prerequisites to receiving, handling and storing classified information, and that our failure to meet the proposal submittal deadline was attributable to our failure to act diligently and promptly.  In addition, the Air Force may determine that AVIC, Antonov or another partner is not an acceptable subcontractor, that required teaming agreements have not been entered into, and that using a Chinese, Ukranian or other commercial aircraft as the basis for a proposal is unacceptable, that the aircraft we have bid is too new or is not adequately designed, manufactured or certified, or that adequate documentation, data and information have not been provided in support of the bid.  For any or all of these reasons, the Air Force or DoD may not select our bid, may disqualify our bid, or may refuse to consider it on the merits, or at all.  The Air Force and DoD have broad discretion in interpreting the requirements of any RFP.  Contesting any negative determination would be time consuming, difficult and expensive, with uncertain results, and even attempting such a challenge may exceed our limited resources.  If we were successful in the bid, other bidders could challenge the process, our capabilities, or the adequacy of our submissions, which might also result in a denial or disqualification of our bid.  If our bid is denied or disqualified for any reason, it would have a material adverse effect on our business, results of operations and financial condition.

We are dependent on AVIC and Antonov to supply aircraft and components, and information necessary for our RFP responses.

We are dependent upon AVIC in China, Antonov Company in Ukraine, and potentially other foreign partners to supply the aircraft and components for our commercial bids and RFP responses, and to supply the information necessary for the bid process.  Designing and manufacturing new aircraft, or modifying existing aircraft to meet new requirements, is time consuming, difficult and expensive, with uncertain results.  We cannot give any assurance that the information supplied by AVIC, Antonov or others will be adequate or sufficient to meet the RFP requirements, or that they will timely deliver the planes if our bid is successful.  If they fail to perform for any reason, we would likely be unable to win the bid or supply the planes if selected, which would have a material adverse effect on our business, results of operations and financial condition.

We face competition from companies which may have greater resources or better technologies than we do.

Our business model necessitates bidding against large, established, well funded, aerospace corporations.  For example, The Boeing Company and The European Aeronautic Defense and Space Company N.V. (EADS), are bidding on the RFP utilizing existing wide body commercial airliners as the basis for their KC-X tanker proposals.  Our competitors’ designs will be advanced and well developed, and the companies will invest considerable resources into designing their aircraft and in preparing their responses to the RFP.  Such companies will spend substantially more time, money and effort preparing their RFP responses than we will, and it is highly likely that their responses will be significantly more thorough, detailed and compliant than our responses.  In addition, such companies have devoted substantial effort to political lobbying with legislators and the DoD, and developing close relationships with industry experts and members of the press.  These advantages may prove insurmountable, and it may be impossible for us to compete with their proposals, or even to submit a response deemed minimally acceptable by the U.S. Air Force or DoD.  If any of these were the case, we could be unsuccessful in our efforts to obtain bids, which would have a material adverse effect on our business, results of operations and financial condition.

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

On August 20, 2010, we instructed our transfer agent to issue 5 million shares and agreed to issue an additional 10 million shares to Omnicom Holdings pursuant to a stipulated settlement in an action filed by Omnicom for a $1.5 million commission claimed due in connection with our agreement with Antonov.  The issuance was exempt from registration pursuant to Section 3(a)(10) of the Securities Act as an issuance approved by a court after a hearing upon the fairness of its terms and conditions.

Item 5.    Other Information

Entry into a Material Definitive Agreement

On August 18, 2010, we entered into a Strategic Cooperation Agreement with Supply Chain Management & Procurement of AVIC International Holding Corporation, providing for us to jointly bid on potential projects, as well as other areas of potential cooperation.  We have also entered into a Confidentiality and Non-Circumvention Agreement with AVIC.

Completion of Acquisition or Disposition of Assets

Effective August 27, 2010, we sold our unprofitable remanufacturing subsidiary, New Century Remanufacturing, Inc. (“NCR”), to our former directors, David Duquette and Josef Czikmantori, for $1 and an indemnity from all of NCR’s liabilities.  A copy of the Stock Purchase Agreement is attached as Exhibit 10.1 to this report.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Effective August 16, 2010, David Duquette and Josef Czikmantori resigned as officers and directors of U.S. Aerospace, Inc.

Effective August 23, 2010, Michael Cabral was appointed our President and Rosa Rios was appointed our Controller, Principal Financial and Accounting Officer, and Secretary.

Michael C. Cabral, age 49, has over 30 years experience in the aerospace industry. Mr. Cabral founded Precision Aerostructures, Inc., which holds multiple certifications and is approved as a direct supplier to the United States Department of Defense, in September 2006.  He has designed, engineered and supplied precision aircraft assemblies, structural aircraft components, and precision machined details for Lockheed Martin Corporation (NYSE: LMT), L-3 Communications Holdings, Inc. (NYSE: LLL), the Middle River Aircraft Systems subsidiary of General Electric Company (NYSE: GE), and many other aerospace companies, defense contractors, and aircraft manufacturers around the world.  Mr. Cabral has been employed in various executive, manufacturing and quality engineering capacities with McDonnell Douglas, The Boeing Company (NYSE: BA), Hughes Helicopter Division, Honeywell International, Inc. (NYSE: HON), Allied Signal Division, and Goodrich Corporation (NYSE: GR), Rohr Industries Division, as well as serving with some of the country’s leading aerospace engineering and manufacturing subcontractors.  He receives a base salary of $5,000 per week plus standard benefits applicable to all employees.

Rosa Rios, age 29, has served as Controller of Precision Aerostructures since June 2008.  She previously served as a Senior Financial Analyst at The Walt Disney Company from October 2007 until joining Precision Aerostructures.  Ms. Rios served as Supervisor, Senior Accountant, and Lead Audit Senior at CBIZ & Mayer Hoffman McCann, the nation’s eighth largest accounting firm, from 2003 until joining Disney.  At CBIZ, she conducted formal analyses of internal controls, including systems documentation, evaluation, testing of financial statements and other agreed upon procedures, performed audits in their entirety and managed a team of staff, assisted government clients with implementation of new financial reporting requirements.  Ms. Rios received a BS in Business Administration with a concentration in Accounting from California State University, Bakersfield.  She receives a base salary of $2,000 per week plus standard benefits applicable to all employees

Item 6.    Exhibits

Exhibit 10.1 Stock Purchase Agreement between U.S. Aerospace, Inc. and David Duquette and Josef Czikmantori for purchase of New Century Remanufacturing, Inc.

Exhibit 31.1 Certification required by Rule 13a-14(a) or Rule 15d-14(d) and under Section 302 of the Sarbanes-Oxley act of 2002

Exhibit 31.2 Certification required by Rule 13a-14(a) or Rule 15d-14(d) and under Section 302 of the Sarbanes-Oxley act of 2002

Exhibit 32.1 Certification required by Rule 13a-14(a) or Rule 15d-14(d) and under Section 906 of the Sarbanes-Oxley act of 2002

Exhibit 32.2 Certification required by Rule 13a-14(a) or Rule 15d-14(d) and under Section 906 of the Sarbanes-Oxley act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

U.S. Aerospace, Inc.

September 10, 2010	By:	/s/ Michael C. Cabral
Name: Michael C. Cabral
Title: President (Principal Executive Officer)

	By:	/s/ Rosa Rios
Name: Rosa Rios
Controller (Principal Financial and Accounting Officer)