Form 10-Q
period 2010-09-30
U.S. Aerospace, Inc.
filed 2010-12-16
CIK 318716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
Commission file number: 000-09459
U.S. AEROSPACE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	0610345787 (I.R.S. Employer Identification Number)
10291 Trademark Street
Rancho Cucamonga, CA 91730
(Address of principal executive offices)
(909) 477-6504
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 15, 2010, the Company had 36,287,625 shares of common stock, $0.10 par value, issued and outstanding.

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

Part I — Financial Information

ITEM 1.	FINANCIAL STATEMENTS
U.S. AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2010 and December 31, 2009
Unaudited

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash	$76,012	$57,422
Accounts receivable, net of allowances of $30,000 and $30,000	268,278	63,120
Prepaid expenses and other current assets	11,991	200
Deferred financing costs, current portion, net	4,888	150,251
Current assets of discontinued operations	—	405,813

Total current assets	361,169	676,806

Property and equipment, net	832,579	605,943
Goodwill	2,401,342	2,359,121
Other intangible assets, net	1,285,713	1,446,429
Deferred financing costs, long-term portion	—	92,338
Noncurrent assets of discontinued operations	—	262,711

Total Assets	$4,880,803	$5,443,348

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	2,072,501	1,985,106
Derivative liability	—	48,378
Dividends payable	240,712	204,600
Capital lease obligations	822,294	743,381
Loan payable and accrued interest, net of discount of $0 at September 30, 2010 and $10,003 at December 31, 2009	—	145,563
Notes payable and accrued interest	605,684	115,544
Notes payable to related parties and accrued interest		545,356
Convertible notes payable and accrued interest , net of discounts of $0 at September 30, 2010 and $1,350,164 at December 31, 2009	7,262,869	4,341,613
Current Liabilities of discontinued operations	—	2,038,150

Total Liabilities	11,004,060	10,167,691

	September 30,	December 31,
	2010	2009
Commitments and Contingencies

Stockholders’ Deficit
Cumulative, convertible, Series B preferred stock, $1 par value, 15,000,000 shares authorized, no shares issued and outstanding (liquidation preference of $25 per share)	—	—

Cumulative, convertible, Series C preferred stock, $1 par value, 75,000 shares authorized, 26,880 shares issued and outstanding (liquidation preference of $672,000 at September 30, 2010 and December 31, 2009)	26,880	26,880

Cumulative, convertible, Series D preferred stock, $25 par value, 75,000 shares authorized, 11,640 shares issued and outstanding (liquidation preference of $508,900 at September 30, 2010 and $495,600 at December 31, 2009)	291,000	291,000

Cumulative, convertible, Series E preferred stock, $1.00 par value, 5,000,000 shares authorized, 383,793 shares issued and outstanding (liquidation preference of $3,838 at September 30, 2010)	383,793	—

Common stock, $0.10 par value, 250,000,000 shares authorized; 35,887,625 shares issued and outstanding at September 30, 2010 and 22,430,211 at December 31, 2009	3,588,764	2,243,022

Deferred equity compensation		(29,169)
Notes receivable from stockholders	—	(584,691)
Additional paid-in capital	33,113,068	20,167,283
Accumulated deficit	(43,526,762)	(26,838,668)

Total Stockholders’ Deficit	(6,123,257)	(4,724,343)

Total Liabilities and Stockholders’ Deficit	$4,880,803	$5,443,348

See accompanying notes to the condensed consolidated financial statements.

U.S. AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2010 and 2009
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net revenues	$660,144	—	$1,434,344	—

Cost of sales	325,367	—	869,522	—

Gross profit (loss)	334,777	—	564,822	—

Operating expenses:
Consulting and other compensation	348,124	64,240	2,333,860	85,411
Sale, general and administrative	380,637	1,926	422,729	23,114
Salaries and related	249,173	—	529,740	—
Impairment of an intangible asset	11,513,790	—	11,513,790	—

Total operating expenses	12,491,724	66,166	14,800,199	108,525

Operating loss from continuing operations	(12,156,947)	(66,166)	(14,235,297)	(108,525)

Other income (expenses), net:
Other income	—	—	109,153	—
Gain on write-off of accounts payable	—	—	15,507	5,680
Gain on disposal of assets	—	—	196,779	—
Gain (loss) on valuation of derivative liabilities	—	(19,649,947)	(11,253)	(21,225,850)
Interest expense	(503,050)	(1,064,798)	(2,994,094)	(2,685,653)

Total other expenses, net	(503,050)	(20,714,745)	(2,683,908)	(23,905,823)

Loss from continuing operations	$(12,659,997)	(20,780,911)	(16,919,205)	(24,014,348)

Discontinued operations:
Loss from operations of discontinued operations	—	(535,532)	(905,569)	(835,721)

Gain on disposal of discontinued operations	1,172,793	—	1,172,793	—

Net income (loss) from discontinued operations, net of tax	1,172,793	(535,532)	267,224	(835,721)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	(11,487,204)	(21,316,443)	(16,651,981)	(24,850,069)

Preferred Stock Dividends	(22,812)	—	(36,112)	(41,275)

Net income (loss) applicable to common stockholders	(11,510,016)	(21,316,443)	(16,683,093)	(24,891,344)

Basic and diluted loss from continuing operations per common share	(0.45)	(1.35)	(0.66)	(1.57)
Basic income (loss) from discontinued operations per common share	0.04	(0.04)	0.01	(0.05)

Diluted income (loss) from discontinued operations per common share	0.00	(0.04)	0.00	(0.05)

Basic and diluted net income (loss) available to common shareholders per common share	(0.41)	(1.39)	(0.65)	(1.62)

Basic weighted average common shares outstanding	28,367,095	15,358,665	25,549,679	15,358,665

Diluted weighted average common shares outstanding	367,181,783	15,358,665	364,364,367	15,358,665

See accompanying notes to the condensed consolidated financial statements.

U.S. AEROSPACE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
Unaudited

	For the Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	(16,651,981)	(24,850,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Results of discontinued operations	905,569	835,721
Gain on disposal of assets of discontinued operations	(1,172,793)	—
Depreciation and amortization	363,044	62,032
Impairment of Intangible asset	11,513,790	—
Gain on write-off of accounts payable	(15,507)	(5,680)
Gain on disposal of assets	(196,779)	—
Loss on settlement of loan payable	21,434	—
Amortization of deferred financing costs	237,701	337,384
Amortization of stock-based consulting fees	338,649	54,999
Amortization of debt discount	1,980,121	1,901,039
Estimated fair value of common stock issued in satisfaction of liability	1,500,000	—
Estimated fair value of common stock and options issued for services	319,319	365,520
Warrants issued in connection with debt exchange	—	80,000
Loss on valuation of derivative liabilities	11,253	21,225,850
Changes in operating assets and liabilities	413,669	980

Net cash provided by (used in) operating activities of continuing operations	(432,511)	7,777

Net cash used in operating activities of discontinued operations	(196,202)	(867,019)

Net cash used in operating activities	(628,713)	(859,242)

Cash flows from investing activities:
Fixed assets		(6,698)
Contribution from partner	50,000	—

Net cash provided by (used in) investing activities:	50,000	(6,698)

Cash flows from financing activities:
Bank overdraft	—	4,873
Proceeds from issuance of convertible notes payable, net	850,000	853,000
Principal payments on notes payable to related parties	(2,600)	—
Proceeds from issuance of notes payable to related parties	44,138	—
Principal payments on notes payable and capital leases	(294,235)	(20,668)

Net cash provided by financing activities	597,303	837,205

Net (decrease) increase in cash	18,590	(28,7359)

Cash at beginning of period	57,422	31,889

Cash at end of period	$76,012	$3,154

	For the Nine Months Ended
	September 30,
	2010	2009
Supplemental schedule of cash flow information:
Interest paid	$36,700	$—

Supplemental disclosure of non-cash financing and investing activities:
Debt discount recorded on convertible notes payable	$625,000	$588,695

Conversion of convertible notes payable	$25,600	$—

Purchase of property and equipment through capital lease	$479,488	$—

Payment of accounts payable with proceeds from convertible notes payable	$125,000	$—

Repayment of loan payable with proceeds from convertible notes payable	$150,000	$—

Estimated fair value of warrants issued in connection with consulting service agreement	$420,000	$—

Reclassification of the estimated fair value of warrants from derivative liabilities to additional paid-in capital	$59,631	$—

Reclassification of the estimated fair value of non-employee options and warrants to derivative liability	$—	$129,524

Cumulative effect to retained earnings due to reclassification of non-employee options and warrants to derivative liability	$—	$707,474

Addition to goodwill for adjustment in net liabilities assumed in acquisition	$42,221	$—

Accrued cumulative dividends on preferred stock	$36,112	$41,275

Issuance of preferred stock for intangible asset	$11,513,790	$—

Cashless exercise of warrants	$159,999	$—

Cashless exercise of stock options	$73,600	$6,591

See accompanying notes to the condensed consolidated financial statements.

U.S. AEROSPACE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
Effective August 27, 2010, the Company discontinued the operations and sold its unprofitable remanufacturing subsidiary, New Century Remanufacturing, Inc. (“NCR”), to the Company’s former directors, David Duquette and Josef Czikmantori, for $1 and an indemnity from all of NCR’s liabilities. As such, the Company is no longer in the machine tool business, and is focused solely on aerospace and defense.
The Company is an emerging world-class supplier on projects for the U.S. Department of Defense, U.S. Air Force, prime defense contractors, aerospace companies, and commercial aircraft manufacturers. The Company trades on the Over-the-Counter Bulletin Board under the symbol “USAE”.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of U.S. Aerospace and its wholly-owned subsidiary PAI and the accounts of NCR as of August 27, 2010, the date the Company sold NCR to its former directors. All significant intercompany accounts and transactions have been eliminated in consolidation.
Segments of an Enterprise and Related Information
The Company has adopted the authoritative guidance for disclosures about segments of an enterprise and related information. The guidance requires the Company to report information about segments of its business in annual financial statements and requires it to report selected segment information in its quarterly reports issued to stockholders. The guidance also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company’s two reportable segments are managed separately based on fundamental differences in their operations. The Company sold NCR as of August 27, 2010 and thus at September 30, 2010, the Company operated in one reportable segment, multiaxis structural aircraft components (see Note 9):
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements, accounting policies and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC. In the opinion of management, all adjustments necessary to present fairly, in accordance with GAAP, the Company’s consolidated financial position as of September 30, 2010, and the consolidated results of operations and cash flows for the interim periods presented, have been made. Such adjustments consist only of normal recurring adjustments. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for the full year ending December 31, 2010. Amounts related to disclosure of December 31, 2009 balances within these interim condensed consolidated financial statements were derived from the audited 2009 consolidated financial statements and notes thereto.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of and for the nine months ended September 30, 2010, the Company had substantial net loss, accumulated deficit, working capital deficit, had events of default on its CAMOFI and CAMHZN debt and was in default on several payables (see Note 5). These factors raised substantial doubt about the Company’s ability to continue as a going concern. The Company intends to fund its capital expenditures, working capital and other cash requirements through ongoing operations. Any significant decrease in sales or increase in expenses may require the Company to curb operations or contemplated plans for continued growth, or to seek additional funds in the form of debt or equity financing which the Company believes are available to it. The successful outcome of future activities cannot be assured. In response to these issues, the Company has taken the following actions since new Directors joined in April 2010:
•	Reorganized the Company under a new board of directors comprised of experts in the field of government contracting, financial, accounting, and legal

•	Adopted improved corporate governance procedures to further ensure timely and accurate disclosure to stockholders and formed various committees such as, Nominating & Governance Committee, Audit Committee, and Compensation Committee

•	Adopted a Code of Ethics, applicable to all Company officers, directors and employees, including senior financial officers

•	Restructured and renegotiated the Company’s existing debts, including a one-year extension of the senior secured debt

•	Decreased cost of operations with the divesture non-performing subsidiary NCR, and received full indemnity on all liabilities and other issues (See Note 2)

•	Retained the assistance of outside independent financial advisors to identify and secure financial support for the Company’s business plan that focuses and defines what directions of growth should be targeted within the aerospace & defense industry, both domestically and internationally

•	Expanded the Company’s international relationships with established companies in China and Ukraine.

•	Changed the name of the Company to U.S. Aerospace, Inc., to reflect the new branding and business focus of the Company
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
Revenue Recognition
The Company recognizes product revenue provided that (1) persuasive evidence exist of an arrangement exists, (2) delivery to the customer has occurred, (3) the selling price is fixed or determinable and, (4) collection is reasonably assured. Delivery is considered to have occurred hen title and risk of loss have transferred to the customer.

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
Concentration of Credit Risks
Cash is maintained at one financial institution. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each financial institution for up to $250,000. At times, cash may be in excess of the FDIC insured limit. The Company did not have any uninsured bank balances at September 30, 2010 and December 31, 2009. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash.
Accounts Receivable
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
Management reviews the collectability of receivables periodically and believes that the allowance for doubtful accounts as of September 30, 2010 and December 31, 2009 is adequate.
During the three and nine months ended September 30, 2010, sales to one customer approximated 97% and 91% of net revenues. Further, there was one customer that accounted for approximately 98% of accounts receivable at September 30, 2010.
During the three and nine months ended September 30, 2009, sales to five customers accounted for approximately 95% of net revenues. At September 30, 2009, three customers accounted for approximately 95% of the accounts receivable balance.
Basic and Diluted Loss per Common Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for each respective year.
Common stock equivalents, representing convertible Preferred Stock, convertible debt, options and warrants totaling approximately 348,673,806 and 132,360,000 for September 30, 2010 and 2009, respectively, are not included in the computation of diluted loss from operations per share and in diluted income (loss) available to common shareholders per share as they would be anti-dilutive. However, the dilutive shares are included in the diluted income from discontinued operations per share.

Stock Based Compensation
The Company uses the fair value method of accounting for employee stock compensation cost. Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. For the three and nine months ended September 30, 2010, $219,319 and $319,319 respectively of share-based compensation expense was recognized in the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2009, $330,506 and $365,520 respectively, employee share-based compensation expense was recognized in the accompanying condensed consolidated statements of operations.
From time to time, the Company’s Board of Directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of the Company’s formal stock plans. The terms of these grants are individually negotiated and generally expire within five years from the grant date.
Under the terms of the Company’s 2000 Stock Option Plan, options to purchase an aggregate of 5,000,000 shares of common stock may be issued to officers, key employees and consultants of the Company. The exercise price of any option generally may not be less than the fair market value of the shares on the date of grant. The term of each option generally may not be more than five years.
In accordance with U.S. accounting standards, the Company’s policy is to adjust share-based compensation on a quarterly basis for changes to the estimate of expected award forfeitures based on actual forfeiture experience.
The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though the model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restriction, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s common stock. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.
There were no plan options granted, and 1,600,000 options were exercised or expired during the three and nine months ended September 30, 2010. There were 3,000,000 shares available for grant at September 30, 2010.

All plan options outstanding have vested as of September 30, 2010 and are as follows:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term in	Intrinsic
	of Shares	Price	Years	Value (1)
Vested	2,000,000	$0.20	1.37	$—

(1)	Represents the approximate difference between the exercise price and the closing market price of the Company’s common stock at the end of the reporting period (as of September 30, 2010 the market price of the Company’s common stock was $0.07).
The Company accounts for transactions involving services provided by third parties where the Company issues equity instruments as part of the total consideration using the fair value of the consideration received (i.e. the value of the goods or services) or the fair value of the equity instruments issued, whichever is more reliably measurable. In transactions when the value of the goods and/or services are not readily determinable, the fair value of the equity instruments is more reliably measurable and the counter party receives equity instruments in full or partial settlement of the transactions, the Company uses the following methodology:
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
Non-Plan Options
On April 7, 2010, the Company issued 10,000,000 stock options that were not under the 2000 Stock Option Plan. These options were issued to newly hired non-employee directors and to a marketing consultant. The options have an exercise price of $0.13 per share and a term of five years, with a weighted average remaining life of 4.77 years, One half of the options vest at the end of the first year and one half of the options vest at the end of the second year. The fair value of the options at grant date was approximately $1,273,000 which is being amortized into compensation expense over the vesting period. At September 30, 2010, $265,208 was expensed.
A Black-Scholes model was used to calculate the fair value with the following parameters: stock price of $0.13 per share, exercise price of $0.13 per share, risk free rate of 3.52%, stock volatility of 204.39% and no dividend.
Deferred Financing Costs
Direct costs of securing debt financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. During the three and nine months ended September 30, 2010 the Company amortized approximately $18,955 and $140,955, respectively, of deferred financing costs to interest expense in the accompanying condensed consolidated statements of operations. During the three and nine months ended September 30, 2009 the Company amortized approximately $103,000 and $337,000, respectively, of deferred financing costs to interest expense in the accompanying condensed consolidated statements of operations.

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
Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company does not have any liabilities that are measured at fair value as of September 30, 2010.
The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 20010.
Accounting for Derivative Instruments
In connection with the issuance of certain convertible notes payable (see Note 5), the notes had conversion features that the Company determined were embedded derivative instruments. The Company issued warrants in connection with a loan payable (see Note 5) that had an anti-dilution provision which caused the warrants to be a derivative instrument. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the note and warrant agreements and at fair value as of each subsequent balance sheet date.
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
Also as discussed in Note 5, effective January 31, 2010, the variability feature of the exercise price of the outstanding warrants issued to Micro Pipe were removed. As a result, the fair value of the warrants of $59,631 was reclassified to additional paid-in capital on January 31, 2010.
During the nine months ended September 30, 2010 and 2009, the Company recognized other expense of $11,253 and $21,225,850, respectively, related to recording derivative liabilities at fair value. At September 30, 2010 and December 31, 2009, the derivative liability balance was $0 and $48,378, respectively.
Beneficial conversion feature and warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the period ended September 30, 2010: dividend yield of 0%; volatility of 204% and a risk free interest rate of 0.13% for the beneficial conversion feature and 3.77% for the warrants.

The following table summarizes the activity related to the derivative liability during the period ended September 30, 2010 at which time the liability is 0:

Derivative liability — December 31, 2009	$48,378
Derivative liability reduced for reclassification of warrants to equity	(59,631)
Change in fair value of derivative liability	11,253
Total derivative liability — September 30, 2010	$0

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
In certain instances, the Company enters into convertible notes that provide for an effective or actual rate of conversion that is below market value, and the embedded conversion feature does not qualify for derivative treatment (a “BCF”). In these instances, we account for the value of the BCF as a debt discount, which is then amortized to expense over the life of the related debt using the effective interest method, which approximates the straight-line amortization method (see Note 5).
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
2. ANTONOV STRATEGIC COOPERATION AGREEMENT
On July 1, 2010, the Company entered into an Agreement and Plan of Merger with Antonov USA, pursuant to which it issued to American Defense Investments, LLC and TUSA Acquisition Corporation an aggregate of 383,793 shares of Series E Convertible Preferred Stock, each of which is convertible into 500 shares of our common stock, and votes together with the common stock as a single class on an as-converted basis. Additionally, the preferred stock has non-dilution protection for subsequent issuances of common stock, including any conversion of currently outstanding warrants and convertible debt. As a result of the merger, the Company acquired their company, Antonov USA. The only identifiable asset of Antonov USA was a relationship with Antonov Company, which would have allowed the Company to submit bids for contracts relating to the KC-X Tanker Modernization Program. Management used its judgment in estimating the value of the preferred shares and the value of the relationship acquired in the merger.
As a result of the above, on July 1, 2010, the Company entered into a Strategic Cooperation Agreement with Antonov Company. Established in 1946, Antonov is a state-owned commercial company in Kiev, Ukraine, where it operates Antonov Airlines, Antonov Airport and is responsible for the design and manufacturing of dozens of different types of aircraft, including the world’s first and second largest aircraft, the AN-225 Mriya and AN-124 Condor strategic airlifters, and the AN-148 and AN-158 commercial airliners.

On July 9, 2010, the Company submitted a response to the Request for Proposal from the U.S. Air Force for the KC-X Tanker Modernization Program. If the Company’s bid was successful, the aircraft components would have been built by Antonov Company in Ukraine, with final assembly by us in the U.S. The U.S. Air Force claimed that the bid was untimely and failed to consider it. On August 2, 2010, the Company submitted a bid protest to the General Accounting Office (“GAO”). On October 6, 2010, the GAO denied Company’s bid protest. After comprehensive discussions of the Government Accountability Office’s decision, including the advice of counsel, the new management of the Company has determined that it will not continue to pursue its bid to supply the U.S. Air Force with its next generation of aerial refueling tankers.
Management performed its assessment of the fair value of the relationship with Antonov Company at September 30, 2010. In this undertaking, management analyzed the projected cash flow from the assets discounted at appropriate rates, the length of time to full development of the cash flow potential and the current recessionary state of the world-wide economy. Management determined after this analysis that it was appropriate to record an impairment charge equal to the net book value of the Strategic Cooperation Agreement with Antonov.
3. DISCONTINUED OPERATIONS AND SALE OF NCR
Effective August 27, 2010, the Company discontinued operations and sold the unprofitable remanufacturing subsidiary, New Century Remanufacturing, Inc. (“NCR”), to our former directors, David Duquette and Josef Czikmantori, for $1 and an indemnity from all of NCR’s liabilities. As such, we are no longer in the machine tool business and are focused solely on aerospace and defense.
NCR had no operations during the three months ended September 30, 2010 as the facility was effectively idled. During the nine months ended September 30, 2010, NCR had revenues of $407,805, cost of good sold of $741,356, SG&A expenses of $642,018 producing a loss from operations of $905,569.
During the three and nine months ended September 30, 2009, NCR had revenues of $644,609 and $3,058,941 respectively, cost of goods sold of $653,060 and $2,665,683 respectively, SG&A expenses of $593,247 and $1,337,504 respectively producing a loss from operations of $601,698 and $944,246 respectively.
As of the sale date, August 27, 2010, NCR had current assets of $311,503, total assets of $615,573, and current and total liabilities of $2,373,000 (see table in this Note 2). As of September 30, 2009, NCR had $905,782 in current assets, $1,129,198 in total assets, and $5,772,207 in current and total liabilities.
The Company recorded a gain of approximately $1.2 million based on the sale of the net liabilities of NCR. The operations associated with NCR and the gain on sale will be classified as income (loss) from discontinued operations subsequent to the date of sale. Prior to reclassification, the operations associated with this transaction were classified into our “CNC machine tool remanufacturing” segment. Summarized balance sheet information for NCR as of August 27, 2010 is set forth below:

NCR Disposition
Cash	0
Inventories	262,462
Other current assets	49,041

Total current assets	311,503
Property and equipment, net	69,619
Other non-current assets	234,451
Total Assets of NCR	615,573
Accounts payable and accrued expenses	(2,373,060)
Total liabilities of NCR	(2,373,060)
Shareholder Note Receivable	584,691
Net Gain from Disposition	(1,172,796)

4. ACQUISITION OF PRECISION AEROSTRUCTURES, INC.
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
The pro forma combined historical results, as if PAI had been acquired as of January 1, 2009, are estimated as follows (unaudited):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2009
Net revenues	$898,283	$3,751,581
Net loss	$(21,372,363)	$(25,945,069)
Weighted average common share outstanding:
Basic and diluted	20,344,654	20,344,654
Loss per share:
Basic and diluted	$(1.05)	$(1.28)
The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination and is not amortized. The Company allocates its goodwill to its various reporting units, determines the carrying value of those businesses, and estimates the fair value of the reporting units so that a two-step goodwill impairment test can be performed. In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company’s projection of future undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the goodwill impairment test in order to determine the amount of goodwill impairment, if any.

The changes in the carrying amount of goodwill for the period ended September 30, 2010 are as follows:

Balance, December 31, 2009	$2,359,121
Addition of goodwill for adjustment to net liabilities assumed in acquisition	42,221
Balance, September 30, 2010	$2,401,342

The Company recorded a purchase price adjustment to goodwill of $42,221 related to the balance of capital lease obligations assumed upon acquisition in the nine months ended September 30, 2010.
Identifiable intangibles acquired in connection with business acquisitions are recorded at their respective fair values. Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed.
Other intangible assets consist of the following as of September 30, 2010:

	Estimated Useful	Gross Carrying	Accumulated	Net Carrying
	Life (Years)	Amount	Amortization	Amount
Customer relationships	Seven	$1,500,000	$(214,287)	$1,285,713
Strategic Cooperation Agreement	One	$11,513,790	$(11,513,790)	$—
Amortization of other intangible assets was $332,769 and $437,770 for the three and nine months ended September 30, 2010. There was no amortization for the three and nine months ended September 30, 2009. During the nine months ended September 30, 2010 the Company did not acquire or dispose of any intangible assets.
Other intangible assets consist of the following as of December 31, 2009:

	Estimated Useful	Gross Carrying	Accumulated	Net Carrying
	Life (Years)	Amount	Amortization	Amount
Customer relationships	Seven	$1,500,000	$(53,571)	$1,446,429
Impairment of Intangible Assets
Management performed its assessment of the fair value of the intangible assets for the nine months ended September 30, 2010. In this undertaking, management analyzed the projected cash flow from the assets discounted at appropriate rates, the length of time to full development of the cash flow potential and the current recessionary state of the world-wide economy. Management determined after this analysis that it was appropriate to record an impairment charge of $11,513,790 consisting of the net book value of the Strategic Cooperation Agreement with Antonov. This impairment charge reduces the net book value of the asset to zero.
6. NOTES PAYABLE
CAMOFI AND CAMHZN 12% AND 15% Senior Secured Convertible Debt
The Company entered into various convertible debt financings with CAMOFI Master LDC (“CAMOFI”) and CAMHZN Master LDC (“CAMZHN”) prior to January 1, 2009 under the Amended 12% CAMOFI Convertible Note (“Amended 12% CAMOFI Note) and 15% CAMHZN Convertible Note (“15% CAMHZN Note”) (collectively, the “Notes”), which mature in July 2011, as amended. As of December 31, 2008, the amounts due under the Notes to CAMOFI and CAMHZN were $2,834,281 and $750,000, respectively. In connection with the Notes, the Company issued warrants and stock to CAMOFI and warrants to CAMHZN. The debt discounts as of December 31, 2008 related to the Notes, which includes amounts for the conversion options, warrants and stock, to CAMOFI and CAMHZN were $2,089,443 and $350,090, respectively. The debt discounts as of December 31, 2009 related to the amounts borrowed prior to 2009 from CAMOFI and CAMHZN were $753,619 and $127,128, respectively. The debt discounts as of September 30, 2010 related to the amounts borrowed prior to 2009 from CAMOFI and CAMHZN were $0 and $0, respectively.

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
2009
During 2009, the Company borrowed $1,199,600 from CAMOFI and $298,400 from CAMHZN under the Notes, which mature in July 2011, as amended. The debt discounts, which includes amounts for the conversion options, as of December 31, 2009 related to the 2009 borrowings from CAMOFI and CAMHZN were $375,535 and $93,882, respectively. The debt discounts as of September 30, 2010 related to the 2009 borrowings from CAMOFI and CAMHZN were $0. In connection with extending the maturity date of the Notes in August 2009, the Company issued 800,000 and 200,000 warrants to CAMOFI and CAMHZN, respectively. The fair value of the warrants on the date of issuance was $80,000 and was recorded as interest expense.
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
2010
During the first nine months of 2010, the Company borrowed $700,000 from CAMOFI and $175,000 from CAMHZN under the Notes and recorded debt discounts related to the conversion options and warrants issued for $500,000 and $125,000 respectively. The Company received proceeds of $600,000, net of amounts paid directly to a lender and to vendors by the note holder. The Notes are due in July 2011, as amended, and bear interest at 15% per annum. The debt discounts as of September 30, 2010 related to these borrowings from CAMOFI and CAMHZN were $0.
On July 28, 2010, the Company issued a $250,000 convertible note to Hutton International, SPE, LLC, due on July 31, 2011 and bearing an interest rate of 15%. This was half of the $500,000 15% convertible note offering, of which CAMOFI bought $200,000 of the convertible notes and CAMZHN bought $50,000 of the convertible notes.
In January 2010, the Company issued 640,000 shares of common stock to CAMOFI and CAMHZN for conversion of $20,480 and $5,120, respectively, of principal on the Notes (See Note 7).

The last monthly contractual payment on the CAMOFI note was made in October 2008 and no payments have been made on the CAMHZN Note which were scheduled to begin on September 1, 2008. As a result, these are events of default under the terms of the agreement. Under the terms of the agreement, if any event of default occurs, the full principal amount of the note, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become, at the note holder’s election, immediately due and payable in cash. The note holders have yet to elect to exercise the default provisions. As of September 30, 2010 and December 31, 2009, the principal balances and the debt discounts are presented in the Convertible Notes Table, below.

		(Unaudited)
		September 30, 2010		December 31, 2009
CONV NOTES	HUTTON	CAMOFI	CAMHZN	CAMOFI	CAMHZN
Principal	$250,000	$4,713,401	$1,218,280	$4,033,881	$1,048,400
Discount — warrants				(38,814)	(16,160)
Discount — conversion options				(1,068,542)	(204,850)
Discount — stock issued with notes				(21,798)	—

Notes presented net of debt discounts	$250,000	$4,713,401	$1,218,280	$2,904,727	$827,390

As of September 30, 2010 and December 31, 2009, the Company has recorded $1,081,188 and $609,496, respectively, in accrued interest on the Notes.
During the three and nine months ended September 30, 2010, the Company amortized debt discounts of approximately $313,814 and $1,980,121, respectively, to interest expense related to the Notes. During the three and nine months ended September 30, 2009, the Company amortized debt discounts of approximately $388,000 and $1,901,039, respectively, to interest expense related to the Notes.
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
Before being cancelled, the Micro Pipe Warrants had an exercise feature that was the same as the anti-dilution provision in the CAMOFI Warrants (See Note 5). Consequently, the warrants were also treated as a derivative liability. The Company recorded at issuance a $108,101 derivative liability for the Micro Pipe warrants. As discussed in Note 1, the anti-dilution provision of the warrants was cancelled effective January 31, 2010. As a result of the cancellation of the anti-dilution provision, the fair value of the warrant on such date ($59,631) was reclassified from derivative liability to additional paid-in capital. As of September 30, 2010 and December 31, 2009, the fair value of the warrant derivative was determined to be $0 and $48,378, respectively. For the nine months ended September 30, 2010, the Company recorded a change in fair value of the warrant derivative liability that resulted in a loss of $11,253, which is included in gain or loss on valuation of derivative liabilities in the accompanying condensed consolidated statements of operations.
The initial Micro Pipe Warrants derivative liability of $108,101 represented a discount from the face amount of the note payable. Such discount was amortized to interest expense over the term of the note. During the nine months ended September 30, 2010, the Company amortized the balance of $10,003 to interest expense in the accompanying condensed consolidated statements of operations.
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

7. EQUITY TRANSACTIONS
Common Stock, Preferred Stock, Warrants and Options
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
In February 2008, the Company entered into a one year contract with a third party for corporate consulting and marketing services valued at $30,000. The fee was paid in the form of 150,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and was amortized to operating expense over the life of the agreement. During the three months and nine months ended September 30, 2009, consulting fees under this contract of $2,500 and $5,000, respectively, were amortized to consulting and other compensation in the accompanying condensed consolidated statements of operations. As of September 30, 2009 the balance of deferred consulting fees was fully amortized.

In June 2007, the Company entered into a three-year contract with a third party for Internet public investor relations services valued at $210,000. The fee was paid in the form of 300,000 shares of the Company’s common stock and valued based on the stock market price of the shares at the contract date. The value of the common stock on the date of the transaction was recorded as a deferred charge and during the three months and nine months ended September 30, 2010, $11,669 and $29,169, respectively, was amortized to consulting and other compensation in the accompanying condensed consolidated statements of operations. During the three and nine months ended September 30, 2009condensed consolidated statements of operations. At September 30, 2010 and December 31, 2009, the remaining deferred consulting fees totaled $0 and $29,169, respectively.
On July 27, 2010, the Company issued 1,000,000 shares of restricted common stock to a consultant in consideration for management services rendered valued at $100,000. The consulting fees were expensed entirely at the time of issuance and are included in consulting and other compensation in the accompanying condensed consolidated statements of operations.
In June 2010 the Company issued 8,310,000 shares of restricted common stock, valued at $1,500,000 to settle a claim relating to the Antonov joint venture agreement.
On September 15, 2010 CAMOFI exercised 1,199,989 and CAMHZN exercised 399,996 cashless warrants, totaling 1,599,985 of the Company common stock equaling a value of $159,999.
ISSUANCE OF PREFERRED STOCK
On July 1, 2010 the Company issued 383,793 shares of Series E Preferred Stock, $1 par value, in exchange for a Strategic Cooperation Agreement with a large, multi-national aircraft manufacturer. The Series E Preferred Stock is convertible into 500 shares of the Company’s commons stock per share of Series E Preferred Stock. The Series E Preferred Stock includes a liquidation Preference of $3,838.
STOCK OPTIONS
Under the terms of the Company’s Incentive Stock Option Plan (“ISOP”), options to purchase an aggregate of 5,000,000 shares of common stock may be issued to key employees, as defined. The exercise price of any option may not be less than the fair market value of the shares on the date of grant. No options granted may be exercisable more than 10 years after the date of grant.
Under the terms of the Company’s non-statutory stock option plan (“NSSO”), options to purchase an aggregate of 1,350,000 shares of common stock may be issued to non-employees for services rendered. These options are non-assignable and non-transferable, are exercisable over a five-year period from the date of grant, and vest on the date of grant.
There were 10,000,000 options granted, 800,000 options exercised and 400,000 forfeited during the nine months ended September 30, 2010. There were no options granted, exercised or cancelled during the nine months ended September 30, 2009. The 10,000,000 options granted during the nine months ended September 30, 2010 were outside the Plan.
WARRANTS
From time to time, the Company issues warrants to employees and to third parties pursuant to various agreements, which are not approved by the stockholders.
On January 19, 2010, in connection with a 12-month strategic advisory consulting services agreement, the Company issued an immediately vested warrant to purchase 3,000,000 shares of the Company’s common stock. The warrant is for a term of seven years, and has an exercise price of $0.000001 per share. The estimated fair value of the warrants of $420,000 was capitalized as a deferred charge on the date of grant and will be amortized to operating expense ratably over the term of the consulting agreement. During the nine months ended September 30, 2010, the Company amortized $192,500 which is included in consulting and other compensation in the accompanying condensed consolidated statements of operations.

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
On September 15, 2010 CAMOFI exercised 1,199,989 and CAMHZN exercised 399,996 cashless warrants, totaling 1,599,985 of the Company common stock , equaling a value of $159,999.
The following represents a summary of all warrant activity for the nine months ended September 30, 2010:

	Outstanding Warrants
		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value (1)
Outstanding at January 1, 2010	12,497,538	$0.12	$—
Grants (2)	4,754,545	$0.000001	$—
Exercise	(1,600,000)	$—	$—
Cancelled	(500,000)	$0.20	$—

Outstanding at September 30, 2010 (3)	15,152,083	$0.09	$539,663

Exercisable at September 30, 2010 (3)	12,152,053	$0.08	$539,663

(1)	Represents the approximate added value as difference between the exercise price and the closing market price of the Company’s common stock at the end of the reporting period (as of September 30, 2010, the market price of the Company’s common stock was $0.07).

(2)	All of the warrants issued are exercisable at September 30, 2010.

(3)	The warrants outstanding and exercisable at September 30, 2010 have a weighted-average contractual remaining life of 4.14 years and 5.31 years, respectively. The 3,000,000 warrants not exercisable at September 30, 2010 were issued in connection with the acquisition of PAI in 2009. See Note 3 for a description of the vesting terms of the warrant.
8. RELATED PARTY TRANSACTIONS
At September 30, 2010 and December 31, 2009, the Company has loans from various employees totaling $33,050 and $39,106, respectively, which are included in notes payable to related parties in the condensed consolidated balance sheet. The loans are non-interest bearing and are due on demand.
In connection with the acquisition of PAI (see Note 3), the Company issued a promissory note to Cabral in the amount of $500,000. Interest on the note accrues at 5% per annum and all principal and interest is due only on and paid from the proceeds of any equity financing of the Company with gross proceeds of at $2,000,000 provided that the investors in such financing permit the proceeds thereof to be used for such purpose. During the three and nine months ended September 30, 2010, $6,301 and $18,801 of interest expense was recorded in the accompanying condensed consolidated statements of operations.
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

Capital Lease
During the nine months ended September 30, 2010, the PAI purchased property and equipment under a capital lease totaling $479,488. The terms of the lease are monthly principal payments of $25,000 and interest payments of 6% per annum on the remaining principal balance beginning on February 5, 2010. The payments are due every 30 days for up to 120 days. At the end of the 120 days, PAI is required to pay the total remaining balance plus accrued interest. PAI was also required to pay $35,000 upon signing the capital lease agreement. In addition, the Company issued 100,000 shares to the lender (see Note 6) to settle past penalties and interest. During the three months ended September 30, 2010, the Company renegotiated this obligation reducing the monthly obligation to $15,000 and extending the maturity beyond one year.
Legal
From time to time, the Company may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations or discrimination or breach of contract actions incidental to the normal operations of the business.
Delinquent Income Taxes
At September 30, 2010 and December 31, 2009, PAI has accrued approximately $352,000 related to penalties and interest in connection with delinquent income taxes related to PAI’s Federal and State income tax returns for the years ended December 31, 2007 and 2006. PAI has included the accrued amounts in accounts payable and accrued liabilities and the related expense in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The related returns were filed in April 2009.
Delinquent Payroll Taxes
At September 30, 2010 and December 31, 2009, PAI has accrued approximately $1,257,000 and $1,187,000, respectively, for payroll taxes incurred but not yet remitted for employee compensation and estimated penalties and interest. PAI has included the accrued amounts in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets and the related expense in salaries and related expenses in the accompanying condensed consolidated statements of operations.
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

Employment Agreements
On September 30, 2010 the Company and its Chief Executive Officer, Mr. Worsham, entered into an employment agreement for an initial term of one year subject to mutually agreed extensions, at an annual salary of $100,000, plus cash performance bonuses upon achieving increased sales, revenues, or earnings, entering into sales or strategic cooperation agreements, or other improvements in the business or financial performance. He received options to purchase 2,000,000 shares of our common stock, half vesting over two years and half vesting upon achieving milestones and performance targets. All options vest upon death, disability or termination without cause. Mr. Worsham also agreed to our Code of Ethics and standard Indemnification Agreement for directors.
10. SEGMENT REPORTING
At September 30, 2010, as a result of the discontinued operations of NCR (see Note 2) the Company only operated in one business segment, multiaxis structural aircraft components.
11. SUBSEQUENT EVENTS
Issuance of Common Stock
On October 6, 2010 the Company issued as consulting fees, 400,000 shares of restricted company common stock.
KC-X Tanker Bid
On July 6, 2010, we entered into a Strategic Cooperation Agreement with Antonov to bid on the request for proposal from the U.S. Air Force for the KC-X Tanker Modernization Program. The U.S. Air Force denied our request for an extension of the bidding deadline on July 8, 2010, and as a result, we bid only one model of aircraft, the AN-112KC. We then submitted a response to the Request for Proposal from the U.S. Air Force for the KC-X Tanker Modernization Program which was deemed untimely by the U.S. Air Force and we therefore appealed the decision to the Government Accountability Office (GAO). On October 6 2010 the GAO has denied Company’s bid protest in connection with the KC-X Tanker Modernization Project. After comprehensive discussions of the Government Accountability Office’s decision, including the advice of counsel, the new management of the Company has determined that it will not continue to pursue its bid to supply the U.S. Air Force with its next generation of aerial refueling tankers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Report. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company’s business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, and market and general policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Report are qualified in their entirety by this statement.
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
The Company continues to incur operating losses for each of the periods ended September 30, 2010 and 2009. This was a result of a dramatic decrease in sales for the remanufacturing business. The Company’s current strategy is to focus solely on aerospace and defense, to increase orders through current customers and sales methods, and to partner with leading aerospace and defense manufacturers throughout the world to jointly bid and supply aircraft parts and components to major defense contractors and the U.S. military. As part of this strategy, effective August 27, 2010, the Company discontinued the operations and sold its unprofitable remanufacturing subsidiary, New Century Remanufacturing, Inc. (“NCR”), to the Company’s former directors, David Duquette and Josef Czikmantori, for $1 and an indemnity from all of NCR’s liabilities. As such, the Company is no longer in the machine tool business, and is focused solely on aerospace and defense.
However, significant growth will require additional funds in the form of debt or equity, or a combination thereof which the Company believes is available to it. The Company’s growth strategy also includes strategic mergers in addition to growing the current business. A significant acquisition will require additional financing.
HIGHLIGHTS
Since new directors joined our Board of Directors in April 2010, we have instituted a new business plan to increase our growth in the aerospace and defense business. We have sought and entered into Strategic Cooperation Agreements with leading aircraft manufacturers to jointly bid on aerospace and defense projects. In addition, we have instituted new corporate governance procedures, divested our non-profitable non-aerospace businesses, restructured existing debt and brought it current, reached arrangements with creditors to resolve prior payment issues, and obtained additional financing. These events along with other corporate issues have resulted in the following:
•	Reorganized the Company under a new board of directors comprised of experts in the field of government contracting, financial, accounting, and legal.
•	Appointed Jim Worsham, an aerospace veteran, as the Company’s Chief Executive
•	Adopted improved corporate governance procedures to further ensure timely and accurate disclosure to stockholders and formed various committees such as, Nominating & Governance Committee, Audit Committee, and Compensation Committee
•	The Board of Directors adopted a Code of Ethics, applicable to all Company officers, directors and employees, including senior financial officers
•	Decreased our cost of operations with the divesture our non-performing division NCR, and received full indemnity on all liabilities and eliminating all other outstanding NCR related issues
•	Retained the assistance of outside independent financial advisors to identify and secure financial support for our business plan that focuses and defines what directions of growth should be targeted within the Aerospace & Defense industry, both domestically and internationally.
•	Modified our international relationships with established companies in China and Ukraine.
•	Labor cost has been reduced by 20%.
•	Company’s executives are on an aggressive marketing campaign with existing and new component manufacturing clients to expand the core base of the Precision Aerostructures division.
•	Company has identified and is exploring potential acquisitions of other component manufacturers in the aerospace industry who specialize in manufacturing aerospace components with a different client base that will diversify and expand the U.S. Aerospace customer base.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO SEPTEMBER 30, 2009.
Net Revenues. We generated net revenues of $660,144 and $1,434,344 for the three and nine months ended September 30, 2010 for PAI. The NCR business has been discontinued and sold as of August 27, 2010 and therefore is presented as a discontinued operation (see Note 2). PAI was acquired as of October 9, 2009 (see Note 3), and therefore there is no comparable revenue for the three and nine months ended September 30, 2009.
Gross (Loss) Profit. Gross (loss) profit for the three and nine months ended September 30, 2010, was $334,777 and $564,822 for PAI. PAI was acquired as of October 9, 2009 (see Note 3), and therefore there is no comparable gross profit for the three and nine months ended September 30, 2009.
Operating Expenses. The Company incurred total operating expenses of $12,491,724 and $14,800,119 for the three and nine months ended September 30, 2010 versus $66,166 and $108,525 for the three and nine months ended September 30, 2009, which was a $12,425,558 and a $14,691,594 increase, respectively.
The increase in operating expenses is due to the impairment charge of $11,513,790 relating to the strategic cooperation agreement with Antonov and an increase in consulting and other compensation from the amortization of 3,000,000 warrants issued to a consultant and 5,000,000 options issued for marketing consulting during the nine months ended September 30, 2010. All operating expenses increased due to additional costs related to the operations of Precision Aerostructures, Inc. which was acquired in October 2009. The operating expenses of NCR for the three and nine months ended September 30, 2009 have been reclassified into discontinued operations.
Operating Loss from Continuing Operations. Operating loss for the three and nine months ended September 30, 2010, was $12,156,947 and $14,235,297 compared to $$66,166 and $$108,525 for the three and nine months ended September 30, 2009. The increase in loss of $12,090,781 and $14,126,772, respectively, is primarily due to the impairment charge for the Strategic Cooperation Agreement, the acquisition of PAI, the reclassification of NCR as a discontinued operation and due to increased consulting services for new aerospace marketing and service contracts.
Interest Expense and Debt Discount Amortization. Interest expense for the three and nine months ended September 30, 2010, was $503,050 and $2,994,094 as compared with $1,064,798 and $2,685,653for the three and nine months ended September 30, 2009. The decrease of 53% in the three months ended September 30, 2010 is due to the ending of the amortization of the discounts on the convertible notes as of August 1, 2010 and to the repayment of the Micro Pipe note. The increase of 11% in interest expense in the nine month period ended September 30, 2010 versus 2009 is due to additional interest and discount amortization on thirteen new convertible notes during the nine month period ended September 30, 2010 (See Note 5).
Other Expense. In the three and nine months ended September 30, 2010, the Company incurred 0 and $11,253 respectively of a loss on the valuation of derivative liabilities versus $19,649,947 and $21,225,850 respectively of a loss on the valuation of derivative liabilities in the three and nine months ended September 30, 2009. The decline in the loss on valuation is due to the renegotiation and elimination of the terms of the convertible securities which gave rise to the derivative treatment (see Note 1).
Net Income (Loss) from Discontinued Operations. The NCR subsidiary was discontinued and sold during the quarter ended September 30, 2010. As such, the 2009 NCR numbers were reclassified as discontinued. In the three and nine months ended September 30, 2010, the Company had net income of $1,172,793 and $267,224 versus a net loss of $535,532 and $835,721 for the comparable periods of 2009. NCR had no operations in the three months ended September 30, 2010 and therefore the increase in both the three and nine months ended September 30, 2010 is due solely to the gain on the sale of the operation. Until the third quarter and the sale of NCR, the subsidiary continued to incur operating losses due to the reduction in revenue and the cost of salaries and other expenses of maintaining the operations.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES
The net increase in cash during the nine months ended September 30, 2010 was $18,590. The cash used in operating activities was $628,713. This was due mainly to a net loss of $16,651,981 offset by non-cash expenses of $2,556,471 related to amortization of debt discounts, financing costs and consulting fees, $11,513,790 non-cash expense for impairment of an intangible asset, $319,319 in stock issued for services, $1,500,000 in stock issued for the settlement of a liability and $363,044 of depreciation and amortization. The Company also recorded a non-cash gain on the sale of NCR of $1,172,793. Other operating activities that used cash were mainly an increase in accounts receivable of $205,158. This was offset by an increase of accounts payable and accrued liabilities and interest of $919,984 and a decrease in prepaid expenses and other current assets of $408,210.
Cash was provided from investing activities of $50,000 from a contribution of a partner related to the return of a deposit on equipment that was not purchased.
Cash provided by financing activities was $597,303 mainly from the issuance of convertible notes with net proceeds of $850,000 offset by principal payments on notes and capital leases of $294,235.
The net decrease in cash during the nine months ended September 30, 2009 was $28,735.
For the nine months ended September 30, 2009, $859,242 cash was used in operating activities due mainly from the net loss of $24,860,068 offset by the non-cash loss on the valuation of derivative liabilities of $21,225,850 and the amortization of the debt discount of $1,901,039. Other operating activities are now reclassified as discontinued operations, but provided cash through a decrease in accounts receivable of $221,420 and an increase in accounts payable and accrued liabilities of $607,079.
For the nine months ended September 30, 2009, the cash provided by financing activities was $837,205 due mainly from the issuance of $853,000 of convertible notes.
The net decrease in cash during the nine months ended September 30, 2009 was $31,889.
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
Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the consolidated financial statements. The policies related to consolidation and loss contingencies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standards setters and regulators. Although no specific conclusions reached by these standards setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Also see Note 1 of Notes to Condensed Consolidated Financial Statements, Organization and Summary of Significant Accounting Policies, which discusses accounting policies that must be selected by management when there are acceptable alternatives.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
For the period ended September 30, 2010, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, who was also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of September 30, 2010 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below. Our Board of Directors has begun taking major steps to correct these deficiencies, as outlined below.
Corrections of Material Weaknesses
We have begun implementing comprehensive entity-level internal controls, which we had not done as of September 30, 2010, as evidenced by the following changes:
•	We have established an independent Audit Committee responsible for the oversight of the financial reporting process, and an Audit Committee Charter has been defined. We previously did not have any independent members of the Board who could comprise this committee.
•	We have established a Whistle Blower program for the receipt, retention, and treatment of complaints received by the issuer regarding accounting, internal accounting controls, or auditing matters; and the confidential, anonymous submission by employees of the issuer of concerns regarding questionable accounting or auditing matters to the Audit Committee and Board of Directors.
•	We have three individuals on our Board, who serve on the Audit Committee, who meet the “Financial Expert” criteria.
•	We maintain documentation evidencing quarterly and other meetings between the Board, Audit Committee, senior financial managers and our outside general counsel. Such meetings include reviewing and approving quarterly and annual filings with the Securities and Exchange Commission and reviewing on-going activities to determine if there are any potential audit related issues which may warrant involvement and follow-up action by the Board or Audit Committee.
•	We are establishing a formal fraud assessment process to identify and design adequate internal controls to mitigate those risks not deemed to be acceptable.
•	We are conducting performance reviews and evaluations of our management and staff employees.
We have begun acquiring a sufficient complement of personnel with appropriate training and experience in GAAP, as evidenced by the following changes:
•	The Controller is still the only individual with technical accounting experience in our company and has limited in the exposure to SEC filings and disclosures, but now has assistance from the Audit Committee members and outside counsel.
•	We are consulting with other outside parties with accounting experience to assist us in the SEC filings and disclosures, including Audit Committee members and outside counsel. We were previously unable to do this and as a result, our independent registered public accounting firm recorded numerous adjusting entries.

•	We have begun segregating the duties of different personnel within our accounting group, which we were previously unable to do due to an insufficient complement of staff and inadequate management oversight.
We have begun to design and implement internal controls as follows:
•	The controls identified in the process documentation were previously not designed effectively and had no evidence of operating effectiveness for testing purposes.
•	The controls identified in the previous process documentation did not cover all the risks for the specific process.
•	The controls identified in the previous process documentation did not cover all applicable assertions for the significant accounts.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As set forth above, there have been significant changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Inherent limitations exist in any system of internal control including the possibility of human error and the potential of overriding controls. Even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. The effectiveness of an internal control system may also be affected by changes in conditions.
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
None

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

U.S. Aerospace, Inc.
December 15, 2010	By:	/s/ James Worsham
		Name:	James Worsham
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Rosa Rios
		Name:	Rosa Rios Controller (Principal Financial and Accounting Officer)